Form 10-K/A
period 1994-09-30
CASTLE ENERGY CORP
filed 1995-04-12
CIK 709355

- - -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
- - -------------------------------------------------------------------------------

                                FORM 10-K/A-2

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 1994
                                        OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

- - -------------------------------------------------------------------------------

                       Commission file number: 0-10990

                          CASTLE ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                             76-0035225
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification Number)
         One Radnor Corporate Center
                   Suite 250
              100 Matsonford Road
             Radnor, Pennsylvania                           19087
  (Address of principal executive offices)               (Zip Code)
       Registrant's telephone number:                  (610) 995-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock -- $.50 par value and related Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---     ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   As of November 30, 1994, there were 6,658,646 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $63,105,220 (4,949,429 shares at $12.75 per share).

                          CASTLE ENERGY CORPORATION
                              1994 FORM 10-K/A-2
                              TABLE OF CONTENTS


   Item                                                                                                         Page
  ------                                                                                                       ------
                                     PART I
                                     ------
1. and 2.  Business and Properties ....................................................................             1
       3.  Legal Proceedings ..........................................................................            16
       4.  Submission of Matters to a Vote of Security Holders ........................................            25

                                    PART II
                                    -------
       5.  Market for the Registrant's Common Stock and Related Stockholder Matters ...................            26
       6.  Selected Financial Data ....................................................................            27
       7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...................................................................            28
       8.  Financial Statements and Supplementary Data ................................................            37
       9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure .......................................................................            83

                                    PART III
                                    --------
      10.  Directors, Executive Officers and Key Employees ............................................            83
      11.  Executive Compensation .....................................................................            86
      12.  Security Ownership of Certain Beneficial Owners and Management..............................            91
      13   Certain Relationships and Related Transactions .............................................            93

                                    PART IV
                                    -------
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............................           103


                                     PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
                                  INTRODUCTION

   Castle Energy Corporation (the "Company") has been primarily engaged in petroleum refining in the United States, with additional operations in natural gas marketing and oil and gas exploration and production. The Company owns the Indian Refinery, an 86,000 barrel per day ("B/D") refinery located in Lawrenceville, Illinois (the "Indian Refinery"), through one of its refining subsidiaries, Indian Refining Limited Partnership ("IRLP"), and the Powerine Refinery, a 49,500 B/D refinery located in Santa Fe Springs, California (the "Powerine Refinery" and, together with the Indian Refinery, the "Refineries"), through its other refining subsidiary, Powerine Oil Company ("Powerine"). The Powerine Refinery was acquired in October 1993. Both Refineries are complex facilities capable of processing a broad slate of sour crude oils and producing principally higher-margin products -- such as gasoline, diesel fuel, jet fuel and heating oil -- versus lower-margin products, such as residual fuel and asphalts.

   Currently, substantially all of the output from the Refineries is delivered to MG Refining and Marketing, Inc. ("MGRM"), a wholly-owned subsidiary of Metallgesellschaft Corp. ("MG"), pursuant to offtake agreements which commit MGRM to purchase substantially all of the refined product output of the Indian Refinery (the "Indian Offtake Agreement") and the Powerine Refinery (the "Powerine Offtake Agreement" and, together with the Indian Offtake Agreement, the "Offtake Agreements") until the termination of such agreements on February 1, 1995. The Indian Offtake Agreement establishes prices based on a $5.105 per barrel increment over near month West Texas Intermediate crude oil prices, and the Powerine Offtake Agreement establishes prices based on a $10.506 per barrel increment over near month Alaskan North Slope crude oil prices. Upon termination of the Offtake Agreements (and subject to certain specified post-termination obligations), the Refineries will assume direct responsibility for marketing their refined product output.

   On December 5, 1994, the Company entered into an Asset and Stock Purchase Agreement (the "SIPAC Agreement") with SIPAC Inc., a corporation formed by William S. Sudhaus, President and Chief Operating Officer of the Company ("SIPAC") pursuant to which the Company has agreed to sell the Refineries and certain related assets to SIPAC for $38.75 million, payable pursuant to a ten year promissory note convertible into approximately 41% of SIPAC's common stock, plus or minus the positive or negative net working capital of the Refineries as of January 31, 1995, the anticipated closing, subject to adjustment for the amount of capital expenditures made during the period between October 1, 1994 and the closing. The sale of the Refineries, which is subject to a number of conditions including the approval of the Company's stockholders and SIPAC's obtaining the financing for the transaction, is expected to close in February 1995. The SIPAC Agreement allows the Company to continue to pursue other buyers for the Refineries.

   The Company also engages in natural gas marketing operations which provide gas to the Lone Star Gas Company, a division of ENSERCH Corporation ("Lone Star"), pursuant to a fixed price take-or-pay contract for 77.5 billion cubic feet through May 31, 1999. The Company has proved reserves and fixed price gas purchase contracts in place for the supply of all of the natural gas necessary to fulfill its commitments under the Lone Star gas sales contract (the "Lone Star Contract") and, accordingly, has fixed a substantial portion of its gross margin with respect to this operation. The Company delivers natural gas to Lone Star through the Company's 77-mile intrastate pipeline located in Rusk County, Texas. At September 30, 1994, the Company's exploration and production operations had proved reserves of approximately 55 billion cubic feet of natural gas and 322,500 barrels of oil.

   On October 14, 1994, the Company completed a restructuring with MG and its affiliates (the "MG Settlement"). As a result, substantially all of the Company's contractual relationships with MG and its affiliates were amended or terminated as of such date. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   See Note 22 to the Company's Consolidated Financial Statements for information with respect to the Company's three identifiable industry segments for the years ended September 30, 1994, 1993 and 1992.

                                    REFINING

   The Company owns and operates the Indian Refinery and the Powerine Refinery. The Refineries have combined refining (distillation) capacity of 135,500 B/D.

INDIAN REFINERY
 Overview

   The Indian Refinery commenced operations in 1907 as the Indian Asphalt Company. That company subsequently went public and traded on the New York Stock Exchange. Texaco, Inc. ("Texaco") acquired its interest in that company in the early 1930's and eventually purchased 100% (reportedly to acquire control of the Havoline motor oil brand). Texaco operated the facility until mid-1985 when it was shut down for strategic reasons. In 1986, Texaco transferred the Indian Refinery to Indian Refining Company. The Company purchased the Indian Refinery in August 1989 and, after an extensive refurbishment program, reopened it in November 1990.

   The Indian Refinery is a complex refinery located on 760 acres of land in Lawrenceville, Illinois. A recently completed expansion program has increased the Indian Refinery's capacity to 86,000 B/D with a production yield in excess of 85% light product. The Indian Refinery has a sour crude oil "cracking" configuration with the ability to convert certain residual streams via fluid catalytic cracking unit processing. The Indian Refinery's Nelson complexity index is approximately 8.3, above the world average of approximately 5.5.

   IRLP has 4 million barrels of storage capacity located in Lawrenceville, with an additional 1.2 million barrels of tankage at IRLP's Mt. Vernon, Indiana terminal (the "Indian Terminal") on the Ohio River (57 miles south of the Indian Refinery and connected by a 10 inch product pipeline). The Indian Terminal operates a year-round barge loading and unloading facility. Another product pipeline running north from the Indian Refinery provides access to the Buckeye pipeline system which delivers products to Indiana, Ohio and Pennsylvania.

   IRLP is capable of strategically accessing substantially all of the world's crude streams via several Gulf Coast and inland pipeline connections, including the Mobil, ARCO, Capline and Platte pipeline systems. Moreover, IRLP recently developed the ability to access Canadian crude directly via the InterProvincial--Lakehead pipeline systems and a reversed Mobil pipeline connecting Chicago and Patoka, Illinois.

   IRLP is strategically located in the Mid-continent (PADD II) region, an industrial area short of refining capacity. The Mid-continent is a net importer of approximately 600,000 B/D of light crude products. The cost of transporting and locally refining crude, however, is below the cost of shipping finished products from the Gulf Coast. As a result of this imbalance, Mid-continent refineries have traditionally generated above-average margins.

 Operations

   The Company has invested over $140 million in the Indian Refinery since the re-start in 1990, increasing capacity 50% to 86,000 B/D. In November 1993, the Indian Refinery's ability to process sour crude oil was increased significantly with the startup of a new 62 ton per day Sulfur Recovery Unit and the restart of a 23,000 B/D high pressure Distillate Hydrotreater. Between 70-80% of the Indian Refinery's distillate production is ultra low sulfur diesel (.05% Sulfur). With the completion of an 11,500 B/D Isomerization Unit in early 1995, IRLP will be able to make reformulated gasoline comprising over 50% of the plant's production, with the balance consisting of conventional (statutory baseline) gasoline as required by the Clean Air Act.

   IRLP's operating units afford significant crude slate flexibility. Key processing units and their stream day capacities are as follows:

                    Unit                               Capacity
                   -----                               --------
                                                        (BPSD)
Crude Distillation Unit No. 1 -- VPS  .............      64,000
Crude Distillation Unit No. 2 -- FPU  .............      22,000
Fluid Catalytic Cracker -- FCC  ...................      34,000
Alkylation Unit No. 2  ............................       6,000
Hydrotreating Unit No. 1 -- Distillate  ...........      11,500
Hydrotreating Unit No. 2 -- Naphtha  ..............      18,500
Hydrotreating Unit No. 3 -- Distillate  ...........      23,000
Catalytic Reformer No. 2  .........................      18,500
Sulfur Recovery Unit No. 1  .......................    27 tons/day
Sulfur Recovery Unit No. 2  .......................    62 tons/day
Isomerization Unit (completion early 1995) ........      11,500


 Crude/Feedstock Supply

   IRLP's refining and marketing assets are strategically located in the Midwest in close proximity to a variety of supply and distribution channels. As a result, IRLP has the flexibility to acquire the most economic domestic or foreign crude oil and the ability to distribute its products to a number of domestic wholesale markets.

   The Indian Refinery is capable of processing up to 100% sour crude oil (1.8 - 2.0% Sulfur) and currently operates on a blend of West Texas Sour, Eugene Island, Louisiana Light Sweet and various foreign crude oils including Urals, Oriente, Brent and Canadian sours (such as Caroline Condensate, MSO and LSB). The majority of Indian Refinery's crude and other feedstock supply is acquired from various sources on a spot basis. In November 1992, IRLP entered into a ten-year supply agreement with Shell Canada, Ltd. and Salmon Resources, Ltd. (collectively "Shell") for 13,000 B/D of Caroline Condensate pursuant to a "net-back" pricing mechanism. The arrangement reduces IRLP's exposure to market volatility by establishing a feedstock price based upon refiner product market values less (i) all processing and related transportation and marketing costs and (ii) a fixed margin. On December 23, 1994, Shell filed a lawsuit seeking to terminate this agreement. Shell has agreed, however, that it will continue to perform its obligations under the agreement pending the outcome of the lawsuit. See Item 3. Legal Proceedings
- - -- IRLP -- Long-Term Supply Agreement.

 Planning and Economics

   IRLP employs sophisticated linear programming models to optimize the Indian Refinery operations. These models enable IRLP to predict the yield structure of given crude oils and feedstocks, facilitating optimal feedstock combinations and production of the most advantageous refined product mix for a given set of market conditions. In this manner, IRLP is able to take advantage of lower cost crude oils and adjust the output mix in response to changing market prices at any given time.

 Inventory Management

   IRLP employs several strategies to minimize the impact of the volatility in feedstock costs. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of 12 months or less. These strategies are designed to minimize, on a short-term basis, IRLP's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed, balanced daily and subject to internally established risk standards. See Note 2 to the Company's Consolidated Financial Statements included in Item 8. Financial Statements and Financial Statement Schedules.

 Production of Refined Products

   Production of refined products since October 1, 1993 reflects both the increase in the throughput capacity of the Indian Refinery and its increased capability to produce higher-margin products. Production of refined products from the Indian Refinery for the fiscal years ended September 30, 1992 (the first full year of sustained production), 1993 and 1994 was as follows:

                                                                        Barrels Produced
                        ---------------------------------------------------------------------------------------------------------
                                 Fiscal Year Ended                     Fiscal Year Ended                     Fiscal Year Ended
                                 September 30, 1992                    September 30, 1993                   September 30, 1994
                        -----------------------------------   -----------------------------------   -----------------------------
                                          Average Per Day                       Average Per Day                   Average Per Day
                                       --------------------                  --------------------                 ---------------
                            Total        Barrels       %          Total        Barrels       %          Total       Barrels    %
                        ------------   ---------    -------   ------------   ---------   -------    ------------   --------- ----
Gasolines  ...........     9,394,700     25,669       48.3     11,486,520      31,470       51.3     12,123,348      33,215  51.9
Distillates  .........     6,477,400     17,698       33.3      6,819,312      18,683       30.5      6,374,906      17,466  27.3
Residual products and
  asphalt ............     2,231,900      6,098       11.5      2,787,038       7,636       12.5      3,867,460      10,596  16.5
Other  ...............     1,358,700      3,712        6.9      1,282,102       3,513        5.7      1,011,275       2,771   4.3
                        ------------   ---------    -------   ------------   ---------   -------    ------------   --------- -----
                          19,462,700     53,177      100.0     22,374,972      61,302      100.0     23,376,989      64,048  100.0
                        ============   =========    =======   ============   =========   =======    ============   ========= =====


   Production of refined products by IRLP exceeded 80,000 B/D in November
1994.

 Marketing/Offtake Agreement

   Currently, all of the output from the Indian Refinery is delivered to MGRM pursuant to the Indian Offtake Agreement which, as amended in connection with the MG Settlement, commits MGRM to purchase such refined product output through termination on February 1, 1995 for a purchase price equal to (a) the settlement price of near month West Texas Intermediate crude oil; plus (b) $5.105 per barrel (adjusted annually for inflation); plus (c) certain taxes and other costs and charges.

   During the term of the Indian Offtake Agreement, MGRM has the right to direct IRLP to run the Indian Refinery at less than full refining capacity for any period of time specified by MGRM (a "Reduced Run Period"). During Reduced Run Periods, MGRM is obligated under a "make whole" arrangement to pay IRLP an amount equal to (a) the aggregate payments that would have been made to IRLP by MGRM under the Indian Offtake Agreement for the Reduced Run Period had MGRM not directed the run reductions, less (b) the sum of (i) the aggregate payments actually made by MGRM to IRLP for products produced during such period, plus (ii) any demonstrable operational cost savings by IRLP directly attributable to the applicable run reductions.

   Under the Indian Offtake Agreement, IRLP is entitled to additional consideration for its refined products equal to 50% of the profits, if any, earned by MGRM related to the sales of Indian's products from its Bel Air, Maryland profit center (not including any profits earned through the marketing of Powerine products), subject to a limit of $0.50 per barrel (the "Indian Profit Participation"). The Indian Profit Participation is to be applied against outstanding financial obligations of IRLP. IRLP has not received any Indian Profit Participation and, at this time, does not expect to receive any future payments of the Indian Profit Participation.

   IRLP and Powerine are currently assembling a joint marketing department which will assume responsibility for marketing all of the refined product output of the Refineries upon termination of the Offtake Agreements effective February 1, 1995. The marketing plan for IRLP encompasses four major categories of sales channels for refined products:

   o  Wholesale rack sales at the Indian Refinery and at the Indian Terminal;

   o Wholesale rack sales at various terminals along the lower Ohio River, accessed by barge from the Indian Terminal;

   o Wholesale rack or term sales at various regional terminals accessed by pipeline; and

   o Product exchanges with other marketers serving the region, with product delivered to terminals along the Ohio River, Chicago, the U.S. Gulf Coast and other locations.

 Proposed Sale of the Indian Refinery

   The Company has agreed to sell its refining operations, including the Indian Refinery, pursuant to the terms of the SIPAC Agreement. Upon consummation of this sale, which is subject to receipt of the approval of the Company's stockholders and certain other conditions, the Company will no longer be directly engaged in petroleum refining. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

POWERINE REFINERY
 Overview

   Originally built in 1934, the Powerine Refinery underwent several modernization programs in the late 1960's and early 1980's, including a major modernization project completed in 1982 which substantially upgraded the facility for full conversion capabilities. The $230 million project included new delayed coking and hydrocracking units, a hydrogen plant and kerosene and FCC feed hydrotreaters. Due to operating losses, Powerine sought Chapter 11 bankruptcy protection and shut down the Powerine Refinery in March 1984.

   Powerine was acquired out of bankruptcy by an investor in September 1986. Powerine incurred substantial expenses during an extended start-up period and was subject to the poor market conditions that existed in 1987. Powerine again sustained large operating losses which caused it to enter into various financing and processing transactions with MG and its affiliates. Powerine continued to operate the Powerine Refinery for the next five years utilizing credit facilities from MG Trade Finance Corp. ("MGTFC"), a wholly-owned subsidiary of MG.

   From its restart in 1987 until November 1992, Powerine continued to perform unprofitably. In November 1992, Powerine's management shut down the Powerine Refinery due to market and financing conditions and commenced an extensive maintenance program. Powerine arranged additional financing from MGTFC and, in connection therewith, in March 1993 MG acquired an option to purchase Powerine. Repairs and modifications were completed and the Powerine Refinery was restarted in March 1993. Since April 1993, the Powerine Refinery has operated at or near its operating capacity. The Company acquired the Powerine Refinery from MG in October 1993.

 Operations

   The Powerine Refinery is a high conversion coking facility located on 88 acres in the Los Angeles suburb of Santa Fe Springs, California. The Powerine Refinery has a throughput capacity of 49,500 B/D and a Nelson complexity index of 10.3, which is in excess of U.S. and world averages. The Powerine Refinery's high degree of complexity enables it to produce a product slate of 94% high-value products while running a crude slate with an average gravity of 25|Ao and a sulfur content of 1.1%.

   Powerine has 2 million barrels of tankage and is served primarily by a leased marine terminal in Long Beach, California (the "Long Beach Terminal") and product terminals located in San Diego, California and Phoenix, Arizona (together with the Long Beach Terminal, the "Powerine Terminals"). The Port of Long Beach has taken steps which could result in Powerine's having to vacate the Long Beach Terminal. However, if Powerine were to vacate the Long Beach Terminal, management does not anticipate any material operational disruption. The product terminals are leased to third parties. Powerine also owns and operates several crude and product pipeline systems in the Los Angeles basin, including a pipeline which links the Powerine Refinery to the Santa Fe Pacific Pipeline Company's facility in Norwalk, California, the Defense Fuels Supply Center in Norwalk, the GATX terminal in Carson, California, and the Golden West Refinery in Santa Fe Springs, California.

   Powerine is located in the West Coast (PADD V) region, historically the most profitable in the United States. The region combines high demand growth with geographic isolation for refined products.

   The Powerine Refinery's configuration offers significant flexibility with respect to crude and feedstock inputs. Key processing units and their current capacities are as follows:

                 Unit                    Capacity (BPSD)
                 ----                    ---------------
Crude Units  .........................       49,500
Vacuum Unit  .........................       26,000
Coker  ...............................       11,500
FCC Hydrotreater (FHT)  ..............       13,000
FCCU  ................................       13,000
Hydrocracker  ........................        8,000
Diesel Hydrotreater (DHT)  ...........        9,500
Kerosene Hydrotreater Unifiner (idle)        10,000
Catalytic Reforming  .................       10,000
Butane Isomerization  ................        1,500
Alkylation  ..........................        2,300
Sulphur Recover Unit (SRU)  ..........           50
Hydrogen Plant  ......................           20
Bensat/ISOM  .........................        3,750
Platformate Splitter  ................        7,000
Depentzanier  ........................        7,000


 Crude/Feedstock Supply

   Powerine's refining and marketing assets are strategically located in Southern California in close proximity to a variety of supply and distribution channels. As a result, Powerine has the flexibility to acquire the most economic domestic or foreign crude oil and the ability to distribute its products to a number of domestic wholesale markets.

   Powerine operates principally on a mix of sour crude oils including Alaskan North Slope, Oriente, Wilmington and Point Arguello. The majority of crude and other feedstocks are acquired from various sources on a spot basis. Powerine is in the process of developing a gathering company which will acquire up to 20,000 B/D of local California crude oils delivered via truck and/or pipeline.

 Planning and Economics

   Powerine employs sophisticated linear programming models to optimize the Powerine Refinery's operations. These models enable Powerine to predict the yield structure of given crude oils and feedstocks, facilitating optimal feedstock combinations and production of the most advantageous refined product mix for a given set of market conditions. In this manner, Powerine is able to take advantage of lower cost crude oils and adjust the output mix in response to changing market prices at any given time.

  Inventory Management

   Powerine employs several strategies to minimize the impact of the volatility in feedstock costs. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of 12 months or less. These strategies are designed to minimize, on a short-term basis, Powerine's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed, balanced daily and subject to internally established risk standards. See Note 2 to the Company's Consolidated Financial Statements included in Item 8. Financial Statements and Financial Statement Schedules.

 Production of Refined Products

   Production of refined products since October 1992 reflects the increase in Powerine's capacity to produce high margin products. Production of refined products from the Powerine Refinery for the twelve months ended September 30, 1992, 1993 and 1994 was as follows:

                                                                       Barrels Produced
                        -----------------------------------------------------------------------------------------------------------
                                Twelve Months Ended                   Twelve Months Ended                 Twelve Months Ended
                                 September 30, 1992                 September 30, 1993 (1)                 September 30, 1994
                        -----------------------------------   ---------------------------------- ----------------------------------
                                          Average Per Day                      Average Per Day                      Average Per Day
                                       --------------------                 --------------------                  -----------------
                            Total        Barrels       %         Total        Barrels       %          Total       Barrels    %
                        ------------   ---------    -------   -----------   ---------   -------    ------------   ---------  ------
Gasolines  ...........     6,304,517     17,225       50.4     4,631,422      18,234       48.1      6,588,431      18,050    45.2
Distillates  .........     5,140,943     14,046       41.1     4,210,437      16,577       43.8      6,474,091      17,737    44.5
Residual products and
  asphalt ............       412,964      1,128        3.3       311,710       1,227        3.2        374,468       1,026     2.6
Other  ...............       651,102      1,779        5.2       466,565       1,837        4.9      1,114,953       3,055     7.7
                        ------------   ---------    -------   -----------   ---------   -------    ------------   --------- ------
                          12,509,526     34,178      100.0     9,620,134      37,875      100.0     14,551,943      39,868   100.0
                        ============   =========    =======   ===========   =========   =======    ============   ========= ======

- - ------
(1) The Company acquired Powerine effective October 1, 1993. The Powerine Refinery was not in operation from November 11, 1992 through March 1, 1993. Figures for average per day production are calculated based upon refinery output for 254 actual days of operation.

 Marketing/Offtake Agreement

   Currently, substantially all of the output from the Powerine Refinery is delivered to MGRM pursuant to the Powerine Offtake Agreement which, as amended in connection with the MG Settlement, commits MGRM to purchase such refined product output through termination on February 1, 1995 for a purchase price equal to (a) the Platt's West Coast price of near month Alaskan North Slope crude oil; plus (b) $10.506 per barrel; plus (c) certain taxes and other costs and charges. Unlike the Indian Offtake Agreement, the Powerine Offtake Agreement does not contain any profit participation. The Powerine Offtake Agreement does include, however, a "make whole" provision for Reduced Run Periods for Powerine similar to that contained in the Indian Offtake Agreement.

   Powerine and IRLP are currently assembling a joint marketing department which will assume responsibility for marketing all of the Refineries refined product output upon termination of the Offtake Agreements effective February 1, 1995. The marketing plan for Powerine encompasses several major categories of sales channels for refined products:

   o  Wholesale rack sales at the Powerine Refinery;

   o  Bulk pipeline sales into the SPPL Common Carrier System; and

   o  Product exchanges with other marketers serving the region.

 Proposed Sale of the Powerine Refinery

   The Company has agreed to sell its refining operations, including the Powerine Refinery, pursuant to the terms of the SIPAC Agreement. Upon consummation of this sale, which is subject to receipt of the approval of the Company's stockholders and certain other conditions, the Company will no longer be directly engaged in petroleum refining. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            NATURAL GAS MARKETING
GENERAL

   On December 3, 1992, the Company, through three wholly-owned subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("CEC Gas Marketing"), Castle Texas Pipeline Limited Partnership ("Castle Texas
Pipeline") and Castle Texas Production Limited Partnership ("Castle Production"), acquired from ARCO the Lone Star Contract, a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts for an aggregate purchase price of approximately $103.7 million, including cash, assumption of debt and certain transaction costs. Upon acquiring these assets, the Company entered a new segment of the petroleum business, natural gas marketing. The Company, through CEC Gas Marketing, sells 65% of its natural gas production to Lone Star and the balance to a variety of customers pursuant to fixed price contracts and in spot markets.

ASSETS

 Gas Contract

   Pursuant to the terms of the Lone Star Contract, CEC Gas Marketing sells natural gas to Lone Star at a fixed price per thousand Btu ("MBtu"), plus transportation and certain other charges. The Lone Star Contract, which expires in May 1999, provides for minimum deliveries averaging 47 million cubic feet per day ("MMCFPD"). The contract also includes a take-or-pay provision whereby Lone Star must pay for 60% of the monthly contract volume whether or not it takes such volume (although deficiencies in one month may, subject to certain limitations, be taken in subsequent months without additional payments). Company management anticipates that 17% of annual contract volumes can be supplied from wells currently operated by Castle Texas Production. Pursuant to a gas purchase contract between CEC Gas Marketing and MG Natural Gas Corp. ("MGNG"), a wholly-owned subsidiary of MG, MGNG is required to supply the remaining 83% of the natural gas required to meet the requirements of the Lone Star Contract at pre-established prices. This gas purchase contract may be terminated by CEC Gas Marketing through March 31, 1995 under certain conditions. CEC Gas Marketing has also entered into a management contract with MGNG to manage gas contracts with outside working interest owners in wells operated by Castle Production. This contract may be terminated by CEC Gas Marketing upon 30 days notice. Pursuant to the terms of the MG Settlement, all of the Company's other financial obligations to MG and its subsidiaries with respect to the marketing of natural gas by CEC Gas Marketing have been terminated.

   The fixed price received by CEC Gas Marketing for gas sold to Lone Star is substantially in excess of the spot (market) price. It also exceeds the fixed price of gas purchased from MGNG to meet the requirements of the Lone Star Contract. As a result, CEC Gas Marketing has locked in a gross margin equal to the excess of the price received from Lone Star over the price paid to MGNG with respect to the 83% of its natural gas requirement that it must purchase. Such "locked up" gross margins are, however, subject to the supply risk of MGNG, the credit risks of Lone Star and other contractual risks in the Lone Star Contract.

 The Castle Pipeline

   The Castle Pipeline, which is an intrastate pipeline system located in Rusk County, Texas, gathers natural gas produced primarily from the Oak Hill Field located north of Henderson, Texas for delivery to Lone Star through ten different interconnects with a Lone Star pipeline in north Rusk County. The Castle Pipeline is the principal means by which CEC Gas Marketing delivers gas to Lone Star. Other sources of natural gas are accessible through interconnects with six other pipelines.

   The Castle Pipeline consists of 77 miles of pipeline with diameters ranging from two to six inches and six compressor stations. The Castle Pipeline has maximum allowable working pressures of 1040 pounds per square inch ("psi") to 1264 psi with the exception of a low pressure gathering system which has maximum allowable working pressure of 323 psi. The combined delivery capacities of the components are in excess of 90 MMCFPD. The actual deliveries made on the Castle Pipeline by CEC Gas Marketing and various subsidiaries of ARCO during the periods shown were as follows:

                   Twelve Months Ended September 30,
              -------------------------------------------
                   1992           1993           1994
              ------------   ------------    ------------
MCF(1)  ....    21,709,087     21,050,592     18,208,312
MCFPD(2)  ..        59,477         57,673         49,886

- - ------
(1) Thousand cubic feet
(2) Average throughput per day in thousand cubic feet

   Castle Texas Pipeline has entered into a management service contract with MG Gathering Corp. ("MG Gathering"), a wholly-owned subsidiary of MG, to operate the Castle Pipeline for the Company. This contract may be terminated by Castle Texas Pipeline upon 30 days notice.

                    OIL AND GAS EXPLORATION AND PRODUCTION
GENERAL

   The Company's oil and gas exploration and production business, conducted through Castle Production, Castle Exploration Company and Petroleum Reserve Corporation, includes interests in approximately 450 producing oil and gas wells located in nine states. Until June 1993, the Company also administered a number of oil and gas partnerships.

PROPERTIES

 Proved Oil and Gas Reserves

   The following is a description of the Company's oil and gas reserves as of September 30, 1994. All estimates of reserves are based upon engineering evaluations prepared by Ryder Scott and Company and Huntley and Huntley, independent petroleum reserve engineers, in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 1994 are as follows:

                                               Location of Reserves
                                  ---------------------------------------------
                                                   Other States
                                      Texas            (2)             Total
                                  ------------   --------------    ------------
Net MCF (1) of gas:
  Proved developed producing ...    12,100,000       7,700,000      19,800,000
  Proved developed non-producing    25,200,000       1,000,000      26,200,000
  Proved undeveloped ...........     5,700,000       3,300,000       9,000,000
                                  ------------   --------------    ------------
  Total ........................    43,000,000      12,000,000      55,000,000
                                  ============   ==============    ============
Net barrels of oil:
  Proved developed producing ...        63,000         185,000         248,000
  Proved developed non-producing        51,300           1,600          52,900
  Proved undeveloped ...........        21,600                          21,600
                                  ------------   --------------    ------------
  Total ........................       135,900         186,600         322,500
                                  ============   ==============    ============

- - ------
(1) Thousand cubic feet
(2) Alabama, California, Illinois, Louisiana, Mississippi, Ohio, Oklahoma and Pennsylvania

   The Texas reserves were acquired on December 3, 1992 when Castle Production acquired majority working interests in 100 producing oil and gas wells from ARCO. Pursuant to the terms of the MG Settlement, all of the Company's obligations to pay MG marketing fees with respect to certain of the natural gas purchased from these wells have been terminated effective October 14, 1994.

   In October 1994, one of the Company's exploration and production subsidiaries acquired a royalty interest from ARCO. The cost was $4 million. The reserves attributed to the purchase were 2,800,000 MCF (proved developed producing). All of these reserves are located in Texas.

 Oil and Gas Production

   The following table summarizes the net quantities of oil and gas production of the Company for the three fiscal years ended September 30, 1994, including production from acquired properties since the date of acquisition.

                               Fiscal Years Ended September 30,
                             -------------------------------------
                                1992           1993         1994
                             ---------      --------      --------
Oil -- BBLS ..............      67,000        45,000        52,000
Gas -- MCF ...............   1,571,000     3,472,000     3,606,000


 Average Sales Price and Production Cost Per Unit

   The following table sets forth the average sales price per barrel of oil and MCF of gas produced by the Company and the average production cost (lifting cost) per equivalent unit of production for the periods indicated. Production costs include applicable operating costs and maintenance costs of support equipment and facilities, labor, repairs, severance taxes, property taxes, insurance, materials, supplies and fuel consumed in operating the wells and related equipment and facilities.

                                               Fiscal Years Ended September 30,
                                               --------------------------------
                                                 1992       1993       1994
                                               --------   --------   --------
Average Sales Price per Barrel of Oil  ........ $19.87     $17.69     $16.03
Average Sales Price per MCF of Gas  ...........   1.80       2.44       2.02
Average Production Cost per Equivalent MCF(1)     0.91       0.71       0.57

- - ------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

 Productive Wells and Acreage

   The following table presents the oil and gas properties in which the Company held an interest as of September 30, 1994. The wells and acreage owned by the Company and its subsidiaries are located in Alabama, California, Illinois, Louisiana, Mississippi, Ohio, Oklahoma, Pennsylvania and Texas.

                                            As of
                                     September 30, 1994
                                    --------------------
                                      Gross(2)   Net (3)
                                     --------   --------
Productive Wells:(1)
Gas Wells  ........................       374        193
Oil Wells  ........................        76         26
Acreage:  .........................
Developed Acreage  ................    81,902     34,054
Undeveloped Acreage ...............    10,534      9,217

- - ------
(1) A "productive well" is a producing well or a well capable of production. Sixty-two wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.

(2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

 Drilling Activity

   The table below sets forth for the three fiscal years ended September 30, 1994, the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition. The Company did not drill any exploratory wells during these periods.

                                      Fiscal Years Ended September 30,
                   -------------------------------------------------------------------
                          1992                   1993                    1994
                   --------------------    --------------------   --------------------
                    Productive     Dry      Productive     Dry     Productive     Dry
                   ------------   -----    ------------   -----   ------------   -----
Developmental:
Gross  ........       5              --      8              --          --          --
Net  ..........       0.3            --      0.48           --          --          --

Sale of Partnership Administration Business

   Until June 1993, the Company was in the business of oil and gas partnership administration. As a result of depressed oil and gas prices and tax legislation during the last nine years, the number of oil and gas partnerships in existence and the number of oil and gas partnerships being formed have decreased. These developments have significantly limited the number of opportunities for the Company to obtain new sources of administrative revenue. Therefore, the Company discontinued its business of administration of oil and gas partnerships effective as of June 1993 and sold the business to a former officer and director of the Company who in November 1994 rejoined the Company as an officer.

                                 REGULATIONS

   The Company's business and properties are subject to a variety of federal, state and local environmental laws and regulations pertaining to the discharge of pollutants into the air and water, as well as the generation, treatment, storage, transportation and disposal of solid and hazardous waste. The primary regulatory authority is the federal government, although state and local governments also promulgate and enforce environmental rules and regulations which usually are equivalent to, but occasionally are more stringent than, their federal counterparts. The following is a discussion of the major federal environmental laws and regulations which materially affect the Company's business and properties as well as relevant state or local equivalents.

REFINING

 Air Regulation

   The Refineries and the Indian Terminal and Powerine Terminals (collectively, the "Terminals") are subject to extensive federal, state and local environmental regulation concerning air emissions from various refining operations, processes and products. The primary source of federal environmental regulations and proposed regulations is the Clean Air Act which regulates, among other things, individual sources of air pollution as well as the air quality of entire cities through restrictions on air emissions and specifications for motor vehicle fuels. The provisions of the Clean Air Act are predominantly administered through the permitting authority of the state and local governments in which the individual air pollution sources are located. The United States Environmental Protection Agency (the "USEPA") also has regulatory authority over various air emission and fuel formulation requirements. The Refineries and Terminals have a large number of air emission permits issued by the states in which they are located.

 IRLP

   IRLP has approximately 50 air emission permits issued by the States of Illinois and Indiana. IRLP has operating permits for individual sources of air pollution such as heaters, boilers, storage tanks and individual processing units. Illinois, Indiana and the USEPA regularly inspect the Indian Refinery and the Indian Terminal for compliance purposes. See Item 3. Legal Proceedings -- IRLP.

   During the fall of 1993, IRLP completed construction of a 50 ton per day sulfur recovery unit and refurbishment of its No. 3 Hydrotreater. The new plant is operating under an extended IEPA construction permit. The operating permit for the No. 3 Hydrotreater was issued in January 1994 and the operations permit for the sulfur recovery unit should be issued shortly.

IRLP also is in the process of completing its isomerization unit to make conventional and reformulated gasoline. It is anticipated that these projects will enable the Indian Refinery to make reformulated fuels under the environmental requirements of the Clean Air Act. Management believes that the regulatory burden per barrel of throughput for IRLP to make reformulated fuels under the Clean Air Act may be less than that of many of its competitors primarily because IRLP has several idle units that can be converted to achieve regulatory compliance rather than "grass roots" construction of new units.

 Powerine

   The Powerine Refinery is located within the jurisdiction of the South Coast Air Quality Management District (the "SCAQMD") which has adopted strict air emissions standards. The Enforcement Division of the SCAQMD regularly inspects the Powerine Refinery for compliance with air quality laws and regulations. See Item 3. Legal Proceedings -- Powerine.

   In April 1991, the SCAQMD adopted Rule 1410, which restricted and ultimately may ban the use of hydrofluoric ("HF") acid in the Los Angeles area by four refineries (Mobil, Ultramar, Golden West and Powerine) which use HF acid in the alkylation process. This rule called for a complete phaseout of HF acid by January 1, 1998, unless a safer form of HF acid was developed by January 1, 1995. While Mobil has been working on a safer form of HF acid, this rule has been stricken as a result of litigation brought by Ultramar which successfully challenged the procedure followed by the SCAQMD to promulgate Rule 1410. SCAQMD has announced that it intends to re-promulgate Rule 1410 in some form but it will not do so until 1995 at the earliest. Powerine has largely completed the interim improvements required by the now-stricken Rule 1410.

   If Rule 1410 is repromulgated with HF emission limits that Powerine cannot meet, Powerine would have to replace its HF alkylation unit with a sulfuric acid system. Cost estimates for a new or modified alkylation unit are currently $30-35 million (new) or $15 million (modified). Because of the importance of alkylation capacity to cost-effective production of reformulated gas, a new alkylation unit would give Powerine an opportunity to increase effective throughput by a better designed alkylation unit. Thus, there would be financial benefits offsetting the cost of a new unit should one become necessary. Management will also evaluate other alternatives to meet repromulgated HF emission limits.

   The SCAQMD recently adopted a market-based regulatory program called the Regional Clean Air Incentives Market ("RECLAIM") program. Under the RECLAIM program, all major stationary sources such as the Powerine Refinery with oxides of nitrogen (NOx) and oxides of sulfur (SOx) emissions greater than four tons per year received an annual emissions cap and an annual rate of required emissions reduction. The required emission reductions have to be achieved by using add-on controls, modernization, process improvements or by purchasing emission credits from other facilities.

   The SCAQMD issued Powerine its initial RECLAIM allocation cap and emission reduction rates on October 15, 1993 and a substantially higher final allocation on September 9, 1994. Powerine installed most of the required emission monitors before the January 1, 1995 deadline at an estimated cost of $3.5 million over 1993- 94. Powerine obtained a variance from the SCAQMD to install the remaining emission monitors in early 1995.

   Based on monitoring data from the first two quarters of 1994, the management of Powerine believes that Powerine may be able to defer approximately $3.5 million of control costs to 2001. Powerine also should have excess emission credits in 1995 and 1996 to sell and partially offset RECLAIM expenses.

   The California Air Resources Board (the "CARB") recently adopted Phase II standards for reformulated gasoline which establish maximum concentrations for aromatic hydrocarbons, benzene, oxygen, olefins and sulfur in gasoline; establish minimum distillation temperatures; and establish a maximum Reid vapor pressure for gasoline sold in California. These standards will take effect in March 1996. Regulations restricting the amount of sulfur and aromatic hydrocarbon content of diesel fuel sold in California have also been adopted. These standards went into effect on October 1, 1993. The CARB has provided two one-year exemptions for small refiners, such as Powerine, with crude oil capacities of less than 55,000 B/D and combined U.S. crude oil capacities of less than 137,500 B/D, from the gasoline standards for sulfur, olefins and distillation temperatures; a one year suspension from the aromatic standard for diesel fuel; and a less stringent aromatic hydrocarbon standard in diesel fuel following the suspension. Several major oil companies have instituted a legal challenge to the CARB gasoline exemptions which was recently rejected by the California Superior Court and the time for filing an appeal has expired. The capital costs to comply with the reformulated gasoline standards, including any savings realized by taking advantage of the small refiner exemptions, is estimated to range from $55 million to $60 million over the next four years.

 Waste Disposal Regulation

   The Refineries and the Terminals are subject to extensive federal, state and local environmental regulation governing the generation, treatment, storage, transportation and disposal of solid and hazardous wastes and materials. The primary source of federal environmental regulations is the Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA prohibits the treatment, storage or disposal of hazardous waste at both private and governmental facilities without a permit issued by the USEPA or an authorized state. States may be authorized to implement the RCRA program in lieu of the federal requirements if the regulations promulgated by the state are equivalent to, or more stringent than, the federal regulations concerning the same conduct.

 IRLP

   Routine refinery operations generate hazardous and non-hazardous wastes which must be disposed of in accordance with applicable state and federal regulations. Waste is generally stored in tanks and other on-site containers for brief periods of time prior to shipment to permitted off-site disposal and treatment facilities. IRLP recently completed construction of a building dedicated to the interim storage of waste generated by refinery operations prior to shipment offsite. IRLP has been sending its hazardous waste offsite to an incinerator and its non-hazardous waste to a solid waste disposal facility in Indiana. IRLP does not operate any disposal facilities within the Indian Refinery or the Indian Terminal.

 Powerine

   Powerine's routine operations also generate hazardous and non-hazardous waste. Powerine has installed a facility to recycle many of the sludges routinely generated in the refinery operation through its delayed coker unit. The process destroys the sludge, recovers the hydrocarbon content as usable product, and avoids costs associated with disposal at landfills. Hazardous and non-hazardous wastes generated at the Powerine Refinery which cannot be recycled in the delayed coker unit are stored, handled and disposed off-site in accordance with applicable state and federal regulations. Powerine does not operate any disposal facilities within the Powerine Refinery or the Powerine Terminals.

 Water Regulation

   The Refineries and the Terminals are subject to extensive federal, state and local environmental regulation concerning the discharge of pollutants into navigable waters and municipal sewer systems. The primary source of federal environmental regulations is the Clean Water Act which prohibits the discharge of any pollutant into the waters of the United States unless authorized by a National Pollutant Discharge Elimination System ("NPDES") Permit issued by the USEPA or an authorized state agency. The Clean Water Act also establishes a pretreatment program to regulate industrial discharges to municipal sewer systems. The NPDES and pretreatment programs are implemented through the establishment of technology-based limitations on the amount and type of pollutants that can be discharged into a navigable waterway or a municipal sewer system. The Refineries and the Indian Terminal have appropriate permits under the Clean Water Act's NPDES and under state and local pretreatment programs.

 IRLP

   The Indian Terminal's NPDES permit authorizes the discharge of stormwater into the Ohio River in compliance with certain parameters. Management of IRLP believes that the Indian Terminal has been in compliance with its NPDES permit limitations since it was purchased in April 1990.

   IRLP maintains a waste water treatment plant at the Indian Refinery designed to treat stormwater and process water flows prior to discharge into a local river. Discharge into the river is regulated by the Indian Refinery's NPDES permit issued by the State of Illinois. During start-up, IRLP refurbished and repaired the waste water treatment system, and continues to improve its efficiency and reduce the likelihood of violations caused by upsets in process units.

   The Illinois Environmental Protection Agency (the "IEPA") issued a new NPDES permit, effective September 24, 1993, that has, in many instances, higher limits reflecting increases in the capacity of the Indian Refinery. The permit is effective until 1998. IRLP management believes that it will be able to meet the new permit limits on a consistent basis.

 Powerine

   The Powerine Refinery's NPDES permit authorizes it to discharge stormwater into the North Fork of Coyote Creek, a tributary of the San Gabriel River, in compliance with certain parameters. The permit was issued by the Regional Water Quality Control Board ("RWQCB"), Los Angeles Region, and expired on May 10, 1994. Powerine timely applied to renew its NPDES water discharge permit for the portion of its discharge going to the storm drain system. On December 5, 1994, the RWQCB approved Powerine's new permit. The new permit, which expires in 3 years, requires Powerine to sample for additional parameters and to meet more stringent effluent limitations. Powerine's management believes that it can meet these new requirements at an additional cost of $50,000 per year.

   The Powerine Refinery also discharges approximately 250 gallons per minute of treated process waste water into the municipal sewer system. Discharges into the sewer system are regulated by the terms of an industrial user permit issued by the Los Angeles County Sanitation District. On November 30, 1994, Powerine received a Notice of Violation ("NOV") from the Los Angeles Sanitation District concerning an alleged violation of Powerine's industrial contamination discharge permit. The Sanitation District has informed Powerine that it will be taking more frequent samples of Powerine's wastewater discharges over the next two months as a result of the NOV.

NATURAL GAS MARKETING

   The Castle Pipeline is an intrastate pipeline system and is primarily regulated by the Texas Railroad Commission (the "Railroad Commission"). Under Texas statutes, the Railroad Commission, whose members are elected, has authority to regulate the intrastate transportation, sale, delivery and pricing of natural gas by intrastate pipelines in Texas, including the Castle Pipeline. In its conservation and production regulations, the Railroad Commission has adopted the Market Demand Rule, which provides, in general, that the production of gas in excess of reasonable demand is prohibited, and requires that producers tender and deliver, and gas purchasers, including pipelines, take only volumes of gas equal to their market demand. The Railroad Commission further requires that such purchasers must adhere to the Ratable Take Rule and take gas by priority categories, ratably among producers, without undue discrimination, and with high-priority gas (defined as casinghead gas, or gas from wells primarily producing oil, and certain special allowable gas that are the last to be shut-in during periods of reduced market demand), having greater priority than gas well gas (defined as gas from wells primarily producing gas), notwithstanding any contractual commitments. A Texas state appellate court has determined, in a case to which neither the Company nor any of its subsidiaries was a party, that certain provisions of the Market Demand Rule are preempted by federal law and, therefore, unconstitutional. The Railroad Commission has proposed revisions to its Market-Demand and Ratable Take Rules to address, among other things, this court decision. As originally proposed, such revised rules are intended to simplify the current system of nominations and bring allowable production in line with estimated market demand. Although management of the Company does not anticipate any adverse consequences, the Company is unable to predict what action, if any, the Railroad Commission may ultimately take in connection with this matter and what rules, if any, may be adopted.

   The Company's activities in connection with the operation of pipelines and other facilities for transporting, processing, treating or storing natural gas are subject to environmental regulation by federal and state authorities, including the USEPA, the Texas Air Control Board (the "TACB"), the Texas Water Commission (the "TWC") and the Railroad Commission. Compliance with regulations promulgated by these various governmental authorities increases the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water, air and land pollution and control measures. The Company believes it is currently in material compliance with the measures set forth by the TACB, the TWC and the Railroad Commission.

Oil and Gas Exploration and Production

   The oil and gas exploration and production operations of the Company are subject to a number of local, state and federal environmental laws and regulations. To date, compliance with such regulations by the Company has not resulted in material expenditures.

   All states in which the Company conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Some state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or unit. Recently there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation has resulted in, and is anticipated to continue to result in, increased legal and compliance costs being incurred by the Company. Based on past costs, even considering recent increases, management of the Company does not believe such legal and compliance costs will have a material adverse effect on the financial condition or operations of the Company.

                       EMPLOYEES AND OFFICE FACILITIES

   As of September 30, 1994, the Company employed 826 individuals, including 160 general and administrative employees and 666 operational employees.

   The Company owns certain office facilities as follows:

 Office Location                              Function
- - -----------------                             ---------
Henderson, TX                Oil and Gas Production Office
Henderson, TX                Natural Gas Pipeline and Marketing Office
Lawrenceville, IL            IRLP Office
Santa Fe Springs, CA         Powerine Office


   The Company also leases certain offices as follows:

 Office Location                              Function
- - -----------------                             ---------
Radnor, PA                   Corporate Headquarters
Houston, TX                  Crude Purchasing & Management and Administration
Mt. Pleasant, PA             Oil and Gas Production Office
Pittsburgh, PA               Drilling and Exploration Office
Tulsa, OK                    Oil and Gas Production Office
Calgary, Canada              Oversight of Canadian Sourcing

ITEM 3. LEGAL PROCEEDINGS

   The Company and its subsidiaries are involved in a number of lawsuits which are enumerated below. Management believes that it has provided adequate reserves related to these matters and, accordingly, does not believe that the ultimate outcome of these cases will have a material adverse impact on the future results of operations or financial position of the Company. While management believes that the $32.9 million accrual for environmental claims as of September 30, 1994 is adequate, it is possible that remediation costs could be as great as 150% of the amount accrued.

THE COMPANY

 Stockholder Litigation

   In January 1994, the Company was served with one complaint filed in the United States District Court for the Central District of California (the "District Court") and five complaints filed in the United States District Court for the Eastern District of Pennsylvania, each of which alleged certain violations of federal securities laws relating to developments regarding MG and its affiliates. The lawsuit filed in California, entitled Leslie Susser and Robert Susser v. Castle Energy Corporation, et al.; and the lawsuits filed in Philadelphia, which were consolidated as a single action under the title In Re Castle Energy Securities Litigation (the "Pennsylvania Action") were filed as class action complaints on behalf either of all persons who purchased the Company's Common Stock in its November 1993 public offering or all persons who purchased the Company's Common Stock during various periods from February 3, 1993 through January 14, 1994. The complaints sought unquantified damages and other relief from the Company, MG and certain of the Company's officers and directors. On June 7, 1994, the Judicial Panel on Multidistrict Litigation ordered the Pennsylvania Action to be transferred to the District Court for coordinated or consolidated pre-trial procedures under the caption In re Castle Energy Corporation Securities Litigation (the "Stockholder Litigation"). The District Court certified a class of persons who purchased the Company's Common Stock during the period from February 3, 1993 through and including January 14, 1994.

   In October 1994, the parties reached a settlement of the claims in the Stockholder Litigation, including certain added derivative claims. On December 5, 1994, after notice to class members and the Company's stockholders, the District Court entered an order approving the settlement, including approval of: (i) a payment to the plaintiff class and its attorneys of $15 million, of which the Company's portion will not exceed $500,000 after contribution by MG and application of insurance proceeds; and (ii) the MG Settlement as fair and reasonable to the Company and its stockholders. On the same date the District Court issued orders dismissing the Stockholder Litigation (including the Pennsylvania Action) with prejudice.

 UI Banque Note

   In November 1994, the Company received a notice from UI Banque ("UI") indicating that UI believes that the consummation of the MG Settlement constituted an event of default under a loan agreement pursuant to which UI had lent the Company $2.5 million in 1991. The Company does not agree with UI and is discussing the matter with UI. If the Company's Indian Refinery is sold, the Company intends to repay UI so the related lien will be released. If the Indian Refinery is not sold, the Company does not believe that the debt is due but nevertheless believes it has sufficient funds to repay UI should repayment prior to maturity be required or be in the best interest of the Company.

IRLP

 People v. Indian Refining Co.

   In October 1989, in connection with the IEPA's concern over contamination from prior operators of the Indian Refinery, the Company's subsidiary, Indian Refining Company ("IRC"), signed an Agreement in Principle with the IEPA which requires IRC to conduct certain environmental tests to determine the nature and extent of historical contamination at the Indian Refinery, to develop remediation plans as necessary for the contamination revealed by the testing, and to provide up to $1 million of financial security until the work is completed. After execution of the Agreement in Principle, IRC and the IEPA signed a superseding Consent Agreement (the "Consent Agreement") which was approved by the Circuit Court of Lawrenceville County, Illinois on May 14, 1992. The legal action provides a forum with court supervision for the resolution of any dispute which might arise regarding the conduct of the investigation.

   Pursuant to the Consent Agreement, IRC has submitted irrevocable letters of credit providing the required financial security and an approved prioritization plan for conducting the eventual investigation. Pursuant to the approved plan, the IEPA dropped any further requirements for 10 of the original 33 solid waste management units ("SWMUs") at the site. In November 1993, IRC submitted a draft work plan. IRC projects that the testing program will be substantially completed within the next 36 months.

   In April 1990, during negotiations over the language of the Consent Agreement, IRC sold a portion of its assets, including the Indian Refinery, to IRLP. As part of its acquisition, IRLP agreed to fund $1 million per year to IRC for eight years for environmental testing, studies and monitoring.

   Although the formal studies required by the Consent Agreement have not begun, IRC and IRLP each have conducted limited studies regarding environmental conditions at the Indian Refinery. Areas of subsurface contamination have been identified, but not categorized by type or quantified by extent. Neither the contamination found to date nor any liabilities or expenditures currently projected would have a material adverse effect on the overall operation or competitive position of the Indian Refinery. There can be no assurance, however, that the additional studies required by the Consent Agreement will not reveal environmental contamination requiring expenditures in excess of the amounts funded or that such liabilities and related expenditures will not have a material adverse effect on the financial condition or results of operations of the Company.

   While under CERCLA Texaco would be liable for at least a portion if not all of any cleanup costs arising out of its operation of the Indian Refinery, in 1986 and again in 1988, Texaco's then-subsidiary, IRC, agreed to indemnify Texaco for any environmental claims related to the Indian Refinery. While IRC will contest the enforceability of the indemnity agreements, there can be no assurance that Texaco will pay its appropriate share of any cleanup costs.

 Other IEPA Matters

   IRLP has received NOVs from the IEPA related to various air emissions exceeding permit and regulatory limits. Most of these events occurred within the first 18 months after restart while the Indian Refinery operations were stabilizing and have been resolved. The one continuing NOV problem relates to the opacity of IRLP's emissions from the fluid catalytic cracking unit ("FCCU"). The continuous emission opacity monitor on the FCCU records periodic, short-term spikes above regulatory limits during cleaning operations necessary to maintain the FCCU's pollution control equipment. In cooperation with the IEPA, IRLP is experimenting with alternative cleaning methods that reduce the duration and severity of the spikes. IRLP has filed a variance request with the Illinois Pollution Control Board to seek a determination of compliance or alternatively, to provide interim relief. IRLP also filed a petition in October 1994 for a site-specific rule which would exempt the FCCU from the opacity restrictions. The IEPA has referred this matter to the Illinois Attorney General's Office in order to evaluate whether to bring an enforcement action related to the opacity readings.

   Since 1990, the Indian Refinery experienced process system upsets which resulted in water discharges exceeding various permit parameters. The IEPA and IRLP have agreed to settle claims based upon all exceedances of the NPDES limits occurring through August 31, 1994 by IRLP's payment of a $25,000 fine.

   In December 1994, IRLP filed a provisional variance request with the IEPA. The variance request is related to the emmission of smoke from IRLP's flare system during repairs to one of the flare heads.

 United States Environmental Protection Agency Matters

   During the summer of 1994, IRLP reported several low level sulfur dioxide releases at the Indian Refinery. In September 1994, the USEPA issued an information request to IRLP regarding these sulfur dioxide emissions. IRLP submitted its response in mid-November 1994, and is preparing to meet with the USEPA. In addition, the IEPA has asked IRLP to attend a pre-enforcement conference to discuss these releases.

   In the first quarter of 1995, IRLP will produce conventional gasoline and most likely will be capable of producing reformulated gasoline in compliance with the applicable federal standards. IRLP's ability to make conventional and reformulated gasolines consistently meeting the baseline standards requires completion of various capital projects. Because of the financial difficulties caused by the financial problems of MG and its affiliates in late 1993, IRLP was unable to complete those projects by June 1994 as originally scheduled. IRLP currently expects to complete the essential capital projects by the end of January 1995 and complete various less critical projects by the first quarter of 1995.

   IRLP has filed a variance petition with the USEPA seeking relief from the baseline gasoline standards during the first half of 1995. Because the standards for baseline gasoline must be met on an annual average basis, IRLP will be able to comply with the annual average for 1995 even if the USEPA denies the variance. IRLP would comply by purchasing gasoline additives to meet the required contaminant limits at a cost of less than one million dollars per month for the first four months of 1995.

   IRLP currently is able to produce low sulfur diesel meeting the applicable federal standards.

 IRC and IRLP v. IEPA

   As the former owner of the Indian Refinery, Texaco operated 13 hazardous waste storage tanks. IRLP now owns 12 of those tanks and operates the 13th on IRC property. The IEPA has approved the clean closure of five of the 13 tanks. As for the status of the remaining eight tanks, in 1991, the IEPA originally set cleanup standards to which IRC and IRLP objected. IRC and IRLP appealed to the Illinois Pollution Control Board. The parties then stayed the litigation. Since then, the IEPA, IRC and IRLP have agreed upon an alternative testing program to set cleanup standards for the soils within the bermed area around the tanks. As part of that agreement, in October 1993 the IEPA withdrew its previously established cleanup standards and IRLP and IRC withdrew their appeal to the Illinois Pollution Control Board. The IEPA approved the work plan for the testing program. In July 1994 the final report regarding the tests on contaminated soil was submitted for the IEPA's review. IEPA and IRC met in November 1994 to discuss the IEPA's comments regarding the report, and IRC is revising the report to address the IEPA's comments. Upon completion of the alternative testing program, the parties will negotiate over soil cleanup standards for the tank berm areas should any cleanup be necessary.

 IRC v. IEPA

   As the former owner of the Indian Refinery, Texaco operated a hazardous waste treatment unit (the "Landfarm") on property now owned by IRC. Since 1989, IRC has been closing this unit under the supervision of the IEPA. In March 1993, the IEPA set cleanup objectives for the closure as part of the approval of the Landfarm closure plan. In April 1993, IRC appealed the cleanup objectives to the Illinois Pollution Control Board. The parties negotiated over setting different cleanup objectives for the Landfarm or deferring the issue until completion of the sampling already scheduled as part of the closure plan. IRC and the IEPA have now reached an oral agreement that will delete most of the challenged conditions, including the clean-up objectives. IRC and IEPA are currently finalizing a revised closure approval letter. IRC's current estimate of closure costs, excluding the appealed cleanup objectives, is $403,000 with an additional $1.47 million for post-closure care.

 Other IRC Matters

   In July 1994, T.H. Agriculture & Nutrition Company, Inc. ("THAN") sent IRC a letter stating that IRC owned or operated a particular site in Indianapolis, Indiana from May 1907 to May 1944. THAN, a former owner of the site, and Harcros Chemicals, Inc., the site's current owner, have asked IRC to assist in the investigation of potential soil and groundwater contamination at the site and any resulting remediation.

   IRC has no record of operating any facility in Indianapolis. THAN provided title records suggesting that the Indianapolis property was once owned by a company known as the Indian Refining Company, a Maine corporation headquartered in Kentucky. Historical corporate records show that the Maine corporation was incorporated in 1907 and dissolved in August 1958.

   IRC, however, was incorporated in Delaware in 1943. IRC is in the process of notifying THAN that IRC is a separate company and had no connection with the Indianapolis site.

 Indiana Department of Environmental Management

   In 1991, IRLP experienced two spills of gasoline at the Indian Terminal in Indiana. Testing completed in December 1993 disclosed the potential presence of contamination in the soil and groundwater near the tank which was the source of the spill. IRLP is conducting further testing to delineate the scope of the contamination.

   In connection with these spills and subsequent remedial activities, IDEM has issued two NOVs to IRLP. The first NOV concerns IRLP's alleged late reporting of the two incidents to IDEM. The second NOV relates to IRLP's purported failure to proceed promptly with remedial activities.

   IDEM has asked IRLP to pay a fine of less than $50,000 in connection with these NOVs. To date, IRLP and IDEM have not reached an agreement but one is expected shortly.

   During field investigations concerning the gasoline plume, IRLP also discovered methyl tertiary butyl ether ("MTBE") in the groundwater. IRLP has never used MTBE and former Texaco employees have advised IRLP that Texaco also never used MTBE at the Mount Vernon Terminal. IRLP believes that the MTBE originated from a nearby pipeline leading to another refinery.

   In late October 1994, IRLP was contacted by the local sewer authority regarding gasoline contamination that the authority had allegedly detected in sewer lines near the Indian Terminal. IRLP investigated to determine if it was the source of the contamination. In early November 1994, IRLP discovered a leak in one of its pipelines that was located near the contaminated sewer line. IRLP has excavated the most contaminated soil and is investigating the extent of the remaining contamination.

 Lauren Constructors, Inc.

   On September 22, 1994, Lauren Constructors, Inc. ("Lauren") filed a lawsuit in the Circuit Court for the Second Judicial Circuit, Lawrence County, Illinois against IRLP and its general partner. The suit alleges that IRLP breached a construction contract with Lauren by improperly terminating the contract and by failing to pay for work allegedly performed by Lauren at the Indian Refinery. Lauren seeks damages of $887,436.42 plus interest for amounts allegedly due under the contract. Lauren also seeks damages in an unspecified amount for the value of property allegedly converted by IRLP and consequential damages for losses incurred because of Lauren's decreased business operations and loss of bonding capacity. Lauren's lawsuit also seeks to foreclose a mechanic's lien against the Indian Refinery in the amount Lauren alleges is due under the contract.

   IRLP and its general partner filed their Answer to Lauren's Complaint on November 18, 1994, denying Lauren's claims and counterclaiming for damages. The Counterclaim alleges that Lauren breached the contract by failing to complete the required construction by the mechanical completion date specified in the contract as extended by agreement of the parties. The Counterclaim also alleges Lauren breached the warranties it gave IRLP by failing to perform and test welding work in a good and workmanlike manner. IRLP seeks damages of $126,000 for Lauren's breach of warranty and an unspecified amount of damages for Lauren's breach of contract, including lost profits relating to Lauren's delay and IRLP's costs of completing the construction.

 Long-Term Supply Agreement

   IRLP is a party to a Long-Term Supply Agreement (the "LTSA") with Shell for the supply of Caroline Condensate feedstock to the Indian Refinery. MGRM is the alternate purchaser under the LTSA in the event IRLP should fail to perform. Beginning on November 14, 1994, Shell engaged in correspondence with MGRM and the Company asserting that Shell had a right under Illinois Uniform Commercial Code Section 2-609 ("Section 2-609") to obtain assurances that MGRM could perform its obligations as an alternate purchaser in light of the terms of the MG Settlement.

   On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP and its general partner, Indian Refining & Marketing, Inc., and MGRM. The suit, which seeks to terminate the LTSA, contends that MGRM has anticipatorily repudiated the LTSA under Section 2-609 and that the transactions contemplated by the MG Settlement frustrate the purpose of further performance of the LTSA, and render further performance of the LTSA impossible.

   The termination of the LTSA would have a materially adverse impact on the operating results of IRLP, which management estimates could be a loss of gross margin of $8,000,000 per year. In addition, the lawsuit could preclude sale of the Indian Refinery or significantly reduce the purchase price obtainable.

   The Company believes that Shell's requests of MGRM and its lawsuit have no merit and is vigorously opposing Shell's attempt to terminate the LTSA. Shell has separately represented to the Company that it will continue to perform its obligations under the LTSA pending the outcome of the lawsuit.

Powerine

   Under CERCLA and analogous state statutes, historically lawful disposal activities may give rise to claims for significant, retroactive liability for cleanup of contaminated sites. These statutes have been construed to impose joint and several liability so that any one of the potentially responsible parties ("PRPs") could be liable for all costs associated with the environmental contamination.

  OII Site

   Powerine has been identified as a PRP in litigation regarding the clean-up of a former waste disposal site in Monterey Park, California known as the Operating Industries, Inc. site (the "OII Site"). The OII Site operated as a permitted landfill from 1948-1984, accepting both municipal and industrial waste. The OII Site now is listed on both state and federal superfund lists. Certain waste materials from Powerine's refinery and from joint venture oil field operations with the City of Long Beach were transported to the OII Site by approved independent trucking contractors. Powerine has notified the City of Long Beach that the city could be liable for a portion of the waste shipped at the OII Site based on the terms of their petroleum drilling joint venture which generated some of the waste allegedly sent to such site. In addition to the City of Los Angeles, which used the OII Site for municipal waste, Powerine is one of over 250 industrial companies identified to date as PRPs.

   Based on the total volume of waste (both hazardous and non-hazardous) at the OII Site which has been attributed to Powerine by the USEPA, Powerine's alleged liability for the first three portions of the cleanup is estimated to be in the range of $6 million to $7 million. The government plaintiffs and most PRPs have executed several partial consent decrees for the first three portions of the cleanup at the OII Site. Under those decrees, the private PRPs are either undertaking or financing the remedial work. Powerine elected not to become a party to any of these partial consent decrees. Because the cost for complete remediation of the OII Site has not yet been determined, the total amount of Powerine's alleged liability, if any, is unknown.

   Recent cost estimates indicate that the total cost for complete remediation of the site is approximately $500 million to $600 million. If these estimates are accurate, Powerine's alleged liability at the site could be as high as $10 to $12 million assuming that Powerine's allocation is based on its current percentage of the total industrial volume (1.96 percent). The private PRPs conducting the work may file a contribution claim against Powerine and, if so, Powerine will contest the alleged liability on several grounds. Three of Powerine's insurers have agreed to assume defense costs while reserving their rights to contest coverage for any of Powerine's potential liability.

   On September 7, 1994, a group of over ninety plaintiffs filed a "toxic tort" complaint in California Superior Court against almost all of the OII PRPs. Although Powerine was not named in the suit, Long Beach Oil Development Company, the entity to which Powerine surrendered a portion of its Long Beach drilling rights in 1986, was named in the action.

   On October 31, 1994, the USEPA informed Powerine that it intends to offer all nonsettling PRPs, including Powerine, another opportunity to resolve their liability with respect to the first three Partial Consent Decrees at the OII Site. The USEPA has raised Powerine's volume, however, from its former 4.17 million gallons (1.96%) to 6.06 million gallons. Powerine is unable to calculate its revised allocation percentage, however, because it does not know how much the USEPA has revised the volume of the other PRPs. On January 3, 1995, Powerine submitted a challenge to approximately 1.3 million gallons of those attributed to Powerine by the USEPA. Powerine is evaluating whether to enter into a settlement agreement with the USEPA under these terms.

 Stringfellow Site

   In 1982, Powerine was named a PRP in the clean-up of the former waste disposal site known as the Stringfellow Site in Riverside County, California (the "Stringfellow Site"). The Stringfellow Site is listed on both the state and federal superfund lists. Since being named as a PRP, Powerine has been sued by a number of private parties with regard to the Stringfellow Site. In addition, because the laws that govern the clean-up of the Stringfellow Site have been construed to authorize joint and several liability, the USEPA could seek to recover all of its oversight costs involving the Stringfellow Site from Powerine despite the involvement of other PRPs. In connection with its 1984 bankruptcy reorganization proceedings, Powerine entered into a stipulation with these plaintiffs estimating their claims at an aggregate sum of $1 million for the purposes of sharing the proceeds of distributions to unsecured general creditors from the bankruptcy estate. In July 1985, the bankruptcy court confirmed Powerine's plan of reorganization, thereby discharging pre-petition claims. Despite receiving notice of the reorganization plan, neither the USEPA nor the State of California filed any claims against Powerine prior to the discharge. In March 1991, Powerine received a notice from the USEPA inviting Powerine to participate in negotiations with the USEPA regarding the most recent work at the site. Powerine has responded to the USEPA by notifying the USEPA of Powerine's discharge in bankruptcy. Powerine will continue to defend itself vigorously against any claims by the USEPA.

 Waste Disposal Inc. Site

   On April 5, 1994, Powerine received notice from the USEPA naming Powerine as a PRP in connection with the Waste Disposal, Inc. Site located in Santa Fe Springs, California (the "Waste Disposal Site"). The USEPA estimates that the cost of cleaning up the soil at the Site is approximately $4 million. The USEPA also is seeking reimbursement of $3.8 million in past costs.

   On July 1, 1994, Powerine informed the USEPA that Powerine would not participate in the cleanup at the Waste Disposal Site because any claim the USEPA had against Powerine with respect to the Waste Disposal Site was discharged in bankruptcy and other defenses. On August 8, 1994, the USEPA issued an administrative order to the other PRPs at the Waste Disposal Site, but not to Powerine. The order requires the other PRPs to clean up the Waste Disposal Site or face administrative penalties. It is unknown whether the other PRPs will file contribution claims against Powerine to recoup Powerine's alleged portion of the cleanup costs.

 Thomas Ranch Site

   On January 5, 1994, Western Properties Services Corporation ("WPSC") notified Powerine that it believed that Powerine was responsible for contributing to environmental contamination at the Thomas Ranch Site in Corona, California (the "Thomas Ranch Site"). WPSC claims that during the early 1940s, certain oil refineries in the Los Angeles Basin area arranged for the disposal of refinery wastes in sludge ponds at the Thomas Ranch Site. WPSC alleges that Powerine generated some or all of the waste in the ponds and/or held a share of the market which produced the products resulting in such waste.

   On July 22, 1994, WPSC served a complaint against Powerine, along with other Los Angeles area refiners, with respect to the Thomas Ranch Site. On September 19, 1994, Powerine filed its answer to the complaint denying liability. Following discovery, Powerine intends to file a dispositive motion seeking summary judgment in its favor on all claims.

   On November 7, 1994, Powerine attended a discovery/settlement conference in the Thomas Ranch Site matter. At the meeting, WPSC agreed not to propound written discovery requests until after the court resolves another defendant's outstanding motion to dismiss. The motion to dismiss, which is fully briefed, directly addresses the liability of all parties under plaintiff's market share theory. A hearing on the motion to dismiss currently is scheduled for January 23, 1995.

 Torco Property

   On April 1, 1991, counsel for Dascoa, Inc., formerly Torco U.S.A. Lubricants Corporation ("Torco"), the owner and operator of property located adjacent to the west end of the Powerine Refinery, notified Powerine of volatile organic and petroleum hydrocarbon soil contamination along the eastern border of its property. Torco asserted that Powerine's pipeline and refinery activities were responsible for the contamination. Torco demanded that Powerine reimburse it for any costs and expenses associated with the removal of the contamination.

   Since this initial demand letter, there have been numerous exchanges between the two parties. On August 10, 1993, Powerine advised Torco that it saw no basis for Torco's claim that Powerine was responsible for a portion of the $2 million cleanup of Torco's property. On June 6, 1994, Torco responded disputing Powerine's interpretation of the data. Powerine is in the process of preparing a response.

 California Regional Water Quality Control Board

   In August 1985, the RWQCB issued an order to refineries in the Los Angeles region to determine, through site investigations, the existence and extent of any soil and groundwater contamination. Those investigations were completed by IT Corporation in 1986 on behalf of Powerine and have been updated several times. Copies of those reports have been provided to the RWQCB and other agencies. Powerine has installed both onsite and offsite monitoring wells and samples the wells on a quarterly basis. Powerine has identified soil contamination and free hydrocarbon floating on the surface of the groundwater in some wells and hydrocarbon contamination of the groundwater, both of which extend beyond the boundaries of the Powerine Refinery. In 1990, Powerine submitted a remediation plan to the RWQCB, but has not yet received a response.

   Although regulatory authorities have taken no action, Powerine is proceeding to address the subsurface contamination issues at the refinery. In February 1994, Powerine requested proposals from various experienced groundwater investigation and remediation engineering firms. Powerine subsequently selected TriHydro Corporation to complete the investigation determining the extent of the groundwater plume and developing potential remedial options. TriHydro has quoted projected costs for 1994 and 1995 at between $75,000-150,000 for delineation of the plume.

   On July 27, 1994, Powerine submitted a workplan to the RWQCB for this next phase of the investigation. RWQCB had relatively minor comments and Powerine is in the process of implementing the workplan. Powerine projects eventual remediation costs at a present value of $2.5 million total through 2000.

   On January 3, 1992, the RWQCB -- San Diego Region, issued Cleanup and Abatement Order No. 92-01 to five owner/operators of above ground petroleum storage tanks, including Powerine. The order directs the five owner/operators to assess the extent and concentration of subsurface petroleum hydrocarbon contamination in and around the Mission Valley Terminal property owned by Santa Fe Pacific Pipeline. The order further requires the owners/operators to submit a corrective action plan for the contamination. Powerine is currently investigating the degree of its involvement, if any, with the activities which are the subject of the order. At present, capital costs and future operating expenses for the Mission Valley Terminal remediation are estimated to be $3 million. Powerine believes that its share of the remediation costs should not exceed 12%, but the other PRPs are demanding that Powerine pay at least 25%. Negotiations are ongoing.

   RWQCB notified Powerine that Powerine was considered a PRP in connection with the contamination of soil and groundwater along a portion of Powerine's crude oil pipeline connecting the Powerine Refinery to the Long Beach Terminal. Powerine has investigated the RWQCB's allegations, has concluded that they are without foundation, and has responded to the RWQCB accordingly.

   Historically, Powerine sold jet fuel to the United States Defense Supply Center located approximately two miles south of the Powerine Refinery. Fuel was transferred to the Defense Center by a pipeline running near a retail service station (the "ARCO Station"), which Powerine believes is owned by ARCO Products Company ("ARCO Products"). During a 1987 investigation into leaking underground storage tanks, ARCO Products purportedly learned that at least some of the contamination may have contained jet fuel components.

   In April 1993, the RWQCB orally notified Powerine that jet fuel had been found at the ARCO Station and requested that Powerine join a consortium of pipeline owners to investigate the nature and extent of the contamination.
Upon review, however, Powerine determined that its pipeline was downgradient of the release at the ARCO Station and that other pipelines in the vicinity leading to the same jet fuel storage depot might be the actual source of any jet fuel contamination. The RWQCB had not made any further requests of Powerine. The RWQCB recently indicated in a letter to ARCO Products, however, that it was preparing a Cleanup and Abatement Order for the jet fuel contamination. It is unknown whether the RWQCB will name Powerine as a recipient of the Order.

 California Department of Toxic Substances Control

   Powerine formerly neutralized acid streams in a concrete tank. Powerine now uses in-line neutralization and has applied to close its former treatment tank. California's Department of Toxic Substances Control ("DTSC") recently approved Powerine's closure plan and Powerine has submitted sampling data taken from the vicinity of the former neutralization tank. Once Powerine has completed its review, Powerine will request a formal closure letter from DTSC and will then backfill the neutralization tank.

   In January 1992, Powerine received a request for information from the DTSC in connection with the DTSC's investigation of soil and groundwater contamination on the property adjacent to the Powerine Refinery which Powerine leased from 1968 to 1986 (the "Walker Property"). Powerine no longer has an interest in the property. The DTSC requested Powerine, along with several other third parties who may have operated facilities or had an interest in the property, to provide information relative to operations at the Walker Property. The DTSC has not made any claims against Powerine, nor has any other party made any allegations that Powerine is responsible for any of the contamination the DTSC is investigating. After Powerine responded to the request for information, the DTSC entered an order directing other PRP's to proceed with remediation of a large portion of the site. On October 8, 1993, Powerine received correspondence from one of the PRP's regarding the status of the site. The letter did not request that Powerine contribute financially or otherwise participate in the work being done at the site but explained that additional information would be provided to Powerine as the work proceeded. On July 19, 1994, DTSC issued a supplemental request for information to Powerine concerning the Walker Property Site. Powerine responded to the request on August 19, 1994, and has had no further contact with the state or other parties since then.

  Arizona Department of Environmental Quality

   On October 16, 1992, the Arizona Department of Environmental Quality (the "ADEQ") invited Powerine, as one of eleven companies leasing space in a petroleum storage and distribution facility located in Phoenix, Arizona (the "Phoenix Terminal"), to participate in or finance a portion of an ongoing subsurface and groundwater investigation in the area.

   Powerine voluntarily originally joined a group investigating a small hydrocarbon plume located near the Phoenix Terminal and paid approximately $35,000 towards the cost of the investigation. Additional analysis indicates that Powerine appears to have no responsibility for the hydrocarbon plume or for a larger regional chlorinated solvent problem in the Phoenix area. Powerine is currently negotiating with the ADEQ regarding the scope of additional sampling that the ADEQ has requested at the Site.

 South Coast Air Quality Management District

   Powerine has received 26 NOVs from the SCAQMD in the last year related to various air emissions and regulatory limits. Powerine hopes to resolve the NOVs as a group sometime in the near future. Powerine's realistic financial exposure is approximately from $100,000-225,000.

   Powerine also has received a NOV with respect to Powerine's alleged failure to include certain additives in its product stream. The violation occurred after a plant start-up and has since been rectified. Powerine intends to settle this matter following the resolution of similar complaints against other area refineries.

   Powerine also recently received a NOV with respect to a sulfur dioxide release into the atmosphere. The release, which occurred on October 13, 1994, resulted from an upset condition at the refinery. Powerine immediately notified the Santa Fe Springs Fire Department of the release and the problem was corrected in a short time.

   After the release, students and staff members at three local schools reported some respiratory problems. The Santa Fe Springs Fire Department responded and approximately 42 people were transported to local medical facilities for treatment and observation. Local medical facilities later advised Powerine that one school staff member was admitted to the hospital for observation and all others were treated and released. Powerine has paid all of the medical expenses of the affected individuals. Powerine also is in the process of installing additional monitoring equipment and developing an action plan regarding the notification of local schools in the event that a similar release occurs in the future.

 Formerly Owned Retail Gas Stations

   On August 3, 1993, Powerine was served with a complaint in California state court by Levonard A. Thomsen and Margaret S. Thomsen alleging that Powerine is partially responsible for soil and groundwater contamination caused by leaking underground storage tanks on property previously leased by Powerine. Powerine had operated the property as a retail gasoline service station. The complaint seeks compensatory and punitive damages as well as a permanent injunction to compel Powerine to clean up the property in accordance with applicable laws.

   Claims against Powerine are proceeding on the theory that Powerine remains responsible during the period that it assigned the property to subsequent operators. There is no allegation that any materials leaked from the underground storage tanks during the period of Powerine's actual operations. Powerine has filed a dispositive motion seeking entry of judgment in its favor. The court denied Powerine's action on December 20, 1994. The parties currently are exploring outside mediation as a means to resolve the dispute.

   On July 16, 1992, the Padre Dam Municipal Water District ("Padre Dam") filed an action in California Superior Court against E-Z Serve Petroleum Marketing Company ("E-Z Serve"). Padre Dam's complaint alleges that petroleum leaks from a gasoline station located in Santee, California and operated by E-Z Serve (the "E-Z Serve Station") contaminated adjacent sewer and water lines owned by Padre Dam. On July 12, 1994, E-Z Serve filed a third-party complaint against Powerine, alleging that Powerine, Phillips 66 and Super Cal A Gas operated a gasoline station (the "Phillips Station") on a property adjacent to the E-Z Serve Station between the years 1964 to 1972. E-Z Serve further asserted that the Phillips Station released petroleum into the groundwater on a yearly basis during its entire operation. Powerine allegedly operated the Phillips Station from 1964 to 1965. Based on the discovery conducted to date, there appears to be no evidence that Powerine is responsible for any of the petroleum contamination at the E-Z Serve Station. On November 9, 1994, E-Z Serve offered to settle its cross- claim against Powerine for $20,000. Powerine currently is negotiating with E-Z Serve.

   During the past 30 years, Powerine owned or leased approximately 150 service station properties. The foregoing actions are the only ones to allege environmental contamination associated with any of Powerine's retail gas station interests. Powerine presently has an interest in only three service station properties.

 Other Matters

   The Los Angeles County Department of Public Works (the "DPW") has informed Powerine that it considers the four API separators operated at the Powerine Refinery to require underground storage tank permits. Powerine responded to the DPW in October 1991 by informing the DPW that the API separators are exempt from permit requirements pursuant to definitional exemptions set forth in the underground storage tank regulations issued by the State of California Water Resources Control Board. Powerine's response to the DPW included a reference to other Los Angeles Basin refineries that have not been required by the DPW to permit their API separators as underground storage tanks. The DPW has not responded to Powerine's position.

   On November 30, 1994, Powerine received a NOV from the Los Angeles Sanitation District (the "LA Sanitation District") regarding alleged violations of its industrial wastewater discharge permit. The LA Sanitation District has informed Powerine that it will be taking more frequent samples of Powerine's wastewater discharges over the next two months as a result of the NOV.

 Asbestos Complaints

   In September 1994, Powerine was served with two personal injury complaints relating to asbestos exposure. In the first case, an oil refinery worker employed at various Los Angeles area refineries alleges that he contracted mesothelioma from exposure to asbestos fibers during the course of his employment. In the second case, the spouse of an insulation contractor who worked at a number of refineries in the Los Angeles area alleges that she contracted mesothelioma from exposure to asbestos fibers on her husband's clothes. In both cases, the plaintiff also sued numerous other asbestos contractors and refineries in addition to Powerine. Powerine has filed answers to each complaint denying liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 1994.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS'
        MATTERS
PRINCIPAL MARKET

   The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX".

STOCK PRICE AND DIVIDEND INFORMATION

 Stock Price:

   The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 1994 as adjusted to give effect to the 1-for-2 reverse stock split effected on November 12, 1993:

                                      Fiscal Year Ended September 30,
                                ------------------------------------------
                                        1993                   1994
                                --------------------   --------------------
                                   High       Low        High        Low
                                --------   --------    --------   --------
First Quarter (December 31)  .    $ 8.50     $ 4.50     $25.00     $11.00
Second Quarter (March 31)  ...     15.25       7.50      14.50       7.25
Third Quarter (June 30)  .....     17.00       8.50      15.00       9.75
Fourth Quarter (September 30)      20.00      13.00      19.00      11.50

   The final sales price of the Company's Common Stock as reported by the NNM on December 30, 1994 was $11.50.

 Dividends:

   The Company has not adopted a formal dividend policy and has not declared a dividend since 1989. Several of the loan agreements in place with subsidiaries of the Company restrict the subsidiaries from distributing cash to the Company until the debt obligations are satisfied. Accordingly, the subsidiaries' profits are generally not available for dividends.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

   As of December 31, 1994, the Company's Common Stock was held by approximately 2,000 stockholders.

ITEM 6. SELECTED FINANCIAL DATA

   During the Company's five fiscal years ended September 30, 1994, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In August 1989, the Company acquired the Indian Refinery. From April 1990 until November 1990, the Company performed refurbishment work on the Indian Refinery and recommenced operations in November 1990. In February 1992, the Company entered into the Indian Offtake Agreement, which was restructured and extended in May 1993. In December 1992, the Company acquired certain assets from ARCO. In June 1993, the Company sold its business of administration of oil and gas partnerships. In October 1993, the Company acquired the Powerine Refinery. During 1994, the Company reached a settlement with MG and its affiliates which will affect the future results of operations. See Item 7. Management's Discussion and Analysis of Financial Condition and Note 26 to the Company's Consolidated Financial Statements included in Item 8. Financial Statements and Financial Statement Schedules.

   The following selected financial data has been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 1994. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. Financial Statements and Financial Statement Schedules and Item 7. Management's Discussion and Analysis of Financial Condition.

                                                                                  For the Fiscal Years Ended September 30,
                                                                            --------------------------------------------------------
                                                                                  (in Thousands, except per share amounts)
                                                                             1990        1991       1992       1993       1994
                                                                            ------      ------     ------     ------     ------
Revenues:
  Refining ............................................................          --    $117,927    $344,770    $532,010   940,514
  Natural gas production and transmission .............................          --         --          --       56,676    61,259
  Exploration and production ..........................................    $  7,713       7,709       5,165      10,124     8,552
Gross Margin:
  Refining ............................................................          --       7,856      63,340     101,611   244,292
  Natural gas production and transmission .............................          --          --          --      22,235    24,230
  Exploration and production ..........................................       5,712       5,379       3,372       7,469     4,707
Earnings (loss) before interest, taxes, depreciation, and
  amortization:
  Refining ............................................................          --     (61,809)    (25,052)     40,349    88,253
  Natural gas production and transmission .............................          --          --          --      20,361    22,003
  Corporate general and administrative ................................      (1,607)     (1,707)     (1,706)     (2,191)   (5,499)
  Exploration and production ..........................................       4,590       4,189       2,181       5,940     4,494
Depreciation, depletion and amortization  .............................       1,609      16,876      11,136      22,185    43,774
Interest expense  .....................................................          --      11,098      13,640      21,111    28,487
Interest income and other income (expense)  ...........................       1,425     (11,808)     (2,835)      2,190     2,453
Income (loss) before provision for (recovery of) income taxes  ........       2,799     (99,109)    (52,188)     23,353    39,443
Provision for (recovery of) income taxes  .............................         224         (17)         81     (35,970)      526
Minority share of loss  ...............................................          --           8          --          --       --
Net income (loss) before cumulative effect of a change in
 accounting principle .................................................       2,575     (99,084)    (52,269)     59,323    38,917
Cumulative effect of change in accounting principle -- adoption
 of FAS 109 ...........................................................          --          --          --       8,514       --
Net income (loss)  ....................................................       2,575     (99,084)    (52,269)     67,837    38,917
Net income (loss) per share before cumulative effect of a change in
  accounting principle ................................................    $   0.72   ($  21.20)  ($   8.22)   $   7.84  $   3.48
Net income (loss) per share  ..........................................    $   0.72   ($  21.20)  ($   8.22)   $   8.96  $   3.48
Balance Sheet Data (at End of Period)  ................................
  Working capital (deficit) ...........................................    ($ 21,354)  ($88,952)    $ 6,451     $47,462) ($22,769)
  Property, plant and equipment, net, including oil and gas
    properties ........................................................       57,481     82,818      85,420     150,299   339,876
  Total assets ........................................................      113,456    110,732     167,873     392,738   646,491
  Long-term debt, including current maturities ........................       36,756    127,364     202,860     199,020   394,123
  Stockholders' equity (deficit) ......................................       46,625    (37,749)    (89,124)     (9,387)   37,920

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is primarily engaged in petroleum refining in the United States, with additional operations in natural gas marketing and oil and gas exploration and production. Until August 1989, the Company was involved in only one segment of the petroleum industry -- oil and gas production, including the administration of related oil and gas partnerships. At that time, the Company began shifting its primary focus and made a material investment in the refining segment of the petroleum industry by acquiring the Indian Refinery.

   The Indian Refinery was acquired in August 1989. From April 1990 until November 1990, IRLP performed refurbishment work and in November 1990 commenced refining operations. All expenditures related to the Indian Refinery were capitalized until operations commenced, so refining activities did not affect consolidated operations until the fiscal year ended September 30, 1991. Since commencing refining operations, IRLP has processed and sold refined products to third parties, has processed refined products for MGRM under a Processing Agreement with MGRM (the "Indian Processing Agreement") and has processed and sold all of its refined products to MGRM under the Indian Offtake Agreement.

   During the period from October 1, 1991 through January 31, 1992, IRLP processed crude oil for MGRM pursuant to the Indian Processing Agreement. Under that arrangement, IRLP earned a fixed fee per barrel of crude processed, was entitled to receive as an additional processing fee 100% of any profits earned by MGRM on sales of the processed product and related activities and was required to indemnify MGRM for 100% of any losses incurred by MGRM on such sales and related activities.

   On February 1, 1992, IRLP commenced processing and selling refined products exclusively to MGRM under the Indian Offtake Agreement. Under the Indian Offtake Agreement, IRLP currently sells all of its refined product output to MGRM at a price related to near month West Texas Intermediate crude prices.

   On December 3, 1992, the Company acquired from ARCO the Lone Star Contract, a 77-mile intrastate gas pipeline located in Rusk County, Texas, majority working interests in 100 producing oil and gas wells and several gas purchase contracts for an aggregate purchase price of approximately $103.7 million including liabilities assumed and transaction costs.

   In June 1993, the Company sold its business of administration of oil and gas partnerships.

   As of October 1, 1993, the Company acquired Powerine, which owns a 49,500 B/D refinery in Santa Fe Springs, California. The results of operations of Powerine are included in the refining segment for the year-to- date period ending September 30, 1994. During the year ended September 30, 1994, Powerine operated under the Powerine Offtake Agreement and sold substantially all of its refined products at a $10.20 increment to near month Alaskan North Slope crude prices.

   As of September 30, 1994, the Company's environmental liabilities aggregated $32.9 million, including $1.9 million of current environmental liabilities and $31 million of long-term liabilities. Of the $1.9 million in current liabilities, $1.1 million relates to hazardous waste removal. The remaining $800,000 of current liabilities and $31 million of long-term liabilities relates to potential remediation and related environmental assessments. If the Refinery Transactions are completed as planned, SIPAC will assume all $32.9 million of the Company's environmental liabilities and the Company will retain no recorded environmental liabilities. See Item 3 -- Legal Proceedings.

   As a result of the foregoing, retrospective period by period comparisons of all three segments in which the Company operates (refining, natural gas marketing and exploration and production) may not be meaningful.

   On August 31, 1994, the Company entered into two agreements with MG and certain of its affiliates, comprising the MG Settlement, pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships among them. In the first step of the MG Settlement, which closed on September 9, 1994, MG transferred 3.6 million shares of the Company's Common Stock to the Company in exchange for approximately $39.8 million of participations the Company held in debt obligations of the Company and its affiliates to MGTFC.

   In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates, and assumed IRLP's obligations to repay $73.041 million under its senior facility with Societe Generale (the "Senior Facility"), together totaling approximately $322 million, (b) transferred back to the Company the remaining 969,000 shares of Common Stock held by MG and a $5.5 million debenture convertible into 500,000 shares of the Company's Common Stock, (c) issued the Company a $10 million note payable in 3 years, (d) terminated all of its interests in the Company's natural gas operations and (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into in September 1993. In exchange for the foregoing, IRLP and Powerine (i) amended the Offtake Agreements to terminate on February 1, 1995, (ii) amended their working capital facilities to terminate on March 31, 1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG also entered into a four-year natural gas swap agreement.

   The completion of the transactions contemplated by the MG Settlement has, among others, three consequences for the Company. First, on February 1, 1995, the Offtake Agreements will terminate and the Company will have to market its own products and, therefore, will be subject to market risks. Second, effective March 31, 1995, the working capital facilities provided by MGTFC will terminate and the Company will need to arrange other financing for its Refinery operations. Third, for Federal and state income tax purposes, the Company recognized income of approximately $390 million, on which, after giving effect to applicable net operating loss and other tax carryovers and other items of expense and deduction, Federal and state income taxes of approximately $91 million will be owing.

   The Company began to explore its options for dealing with these consequences before and during the negotiation of the MG Settlement. The Company considered a number of alternatives, ranging from continuing its Refinery operations on substantially the same basis as prior to the MG Settlement, but obtaining new working capital financing and a new customer base, to selling or closing the Refineries. The Company believed, however, that it would need to raise substantial new equity for the payment of its income taxes, in addition to raising the working capital financing for the Refineries, if it decided to continue the Refinery operations. Further, continuing the Refinery operations would require the Company to add significant marketing personnel, expertise and expense. On the other hand, closing the Refineries would result in substantial shut-down costs, including severance obligations to employees and potential environmental clean-up costs, although it would allow the Company to write-off the costs of its Refineries to substantially reduce its taxes. The Company believes that the working capital of the Refineries would be adequate to provide for such severance obligations and environmental costs. Based upon these factors, the Company early on determined to focus its efforts on seeking to sell the Refinery operations.

   On December 5, 1994, the Company entered into the SIPAC Agreement pursuant to which it agreed to sell certain assets, including the assets of IRLP and the capital stock of Powerine, to SIPAC, a newly formed corporation organized by William S. Sudhaus, President and Chief Operating Officer of the Company.

   Pursuant to the terms of the SIPAC Agreement, the Company will receive $38.75 million principal amount of ten-year, 10%, promissory notes of SIPAC, convertible into approximately 41% of SIPAC's common stock, and a cash payment equal to the adjusted working capital of the Refineries as of January 31, 1995. If the adjusted working capital had been determined as of September 30, 1994, the cash payment by SIPAC would have been approximately $39.3 million and the net increase in cash would have been approximately $24 million ($39.3 million less $15.3 million of cash included in the assets sold). In addition, if the capital expenditures of the Refineries during the period from October 1, 1994 through the date of the closing exceed $32 million, the Company will receive an amount equal to such excess in cash, and if such capital expenditures are less than $32 million, the Company will be required to pay an amount equal to such deficiency to SIPAC in cash. Upon consummation of this sale, which is subject to receipt of the approval of the Company's stockholders and certain other conditions, the Company will no longer be directly engaged in petroleum refining.

   In the discussion that follows, period-to-period comparisons will be limited to the Company's revenues and expenses that lend themselves to period-to-period comparison. Discussion of operations that are not comparable will be limited to an analysis of actual results and the factors contributing to such results.

RESULTS OF OPERATIONS

                                                                Fiscal Year Ended September 30,
                                                           -----------------------------------------
                                                                1992          1993          1994
                                                           ------------   ----------    ------------
                                                                         (in thousands)
Revenues:
  Refining ..............................................     $344,770      $532,010     $  940,514
  Natural gas marketing .................................           --        56,676         61,259
  Exploration and production ............................        5,165        10,124          8,552
                                                           -----------    ----------    -----------
   Total ................................................     $349,935      $598,810     $1,010,325
                                                           ===========    ==========    ===========
Operating income (loss):
  Refining ..............................................    $ (34,735)     $ 30,355     $   57,931
  Natural gas marketing .................................           --        10,866         10,643
  Exploration and production ............................          728         3,244          2,402
  Corporate general and administrative ..................       (1,706)       (2,191)        (5,499)
                                                           -----------    ----------    -----------
   Total ................................................      (35,713)       42,274         65,477
                                                           -----------    ----------    -----------
Other income (expense):
  Interest expense ......................................      (13,640)      (21,111)       (28,487)
  Other income, net .....................................       (2,835)        2,190          2,453
                                                           -----------    ----------    -----------
Income (loss) before provision for (recovery of) income
  taxes .................................................      (52,188)       23,353         39,443
Provision for (recovery of) income taxes  ...............           81       (35,970)           526
                                                           -----------    ----------    -----------
Net income (loss) before cumulative effect of a change
  in accounting principle ...............................    $ (52,269)     $ 59,323     $   38,917
                                                           ===========    ==========    ===========

FISCAL 1994

 Revenues

   Revenues from refining operations increased by $408.5 million or 77% during the year ended September 30, 1994 from the corresponding period in 1993, principally as a result of the Company having acquired Powerine, effective October 1, 1993 and as a result of sales of crude oil to third parties including the first seven deliveries under the Company's crude oil forward sale contract. Had the acquisition of Powerine and the third party sales not been consummated (sales of $359.3 million and $71.1 million, respectively), revenues would have decreased by $21.9 million or 4% primarily as a result of an approximately $2.36 per barrel decline in average crude oil prices during the year ended September 30, 1994 versus the same period in 1993 (approximately $1.00 increase per barrel for the three month period ending September 30, 1994 versus 1993). In addition, at the direction of MGRM, the Company's refining subsidiaries operated at less than maximum capacity during the year ended September 30, 1994. This reduced refining activity, which primarily occurred during the fiscal quarter ended March 31, 1994, resulted in the recognition of revenue as paid by MGRM pursuant to its request for run reductions in accordance with the Indian Offtake Agreement equal to the lost operating profits during the period of reduced operations. These run reductions accounted for much of the $21.9 million decrease in refining revenues from IRLP. Reduced throughputs occurred in January and February 1994 due to the inability of MGTFC to provide the appropriate letter of credit requirements to cover feedstock acquisitions for the Powerine Refinery to run at full capacity.

   Revenues from natural gas marketing increased by $4.6 million or 8% for the year ended September 1994, principally as a result of the Company having acquired the Lone Star Contract from ARCO on December 3, 1992. The increased sales for the additional two months were slightly offset by decreased average daily quantities sold to Lone Star during the year ended September 30, 1994. The average daily takes of gas under the Lone Star Contract decreased 14% in 1994. The decrease in daily takes is attributable to small decreases in the annual contractual volumes under the Lone Star Contract and seasonal requirements of Lone Star within a contract year. Contract years end January
31. For the three months ended September, 30, 1994, versus the same period in the prior year, sales increased $2.3 million or 16%, principally as a result of the increased quantities of natural gas sold pursuant to the terms of the Lone Star Contract.

   Exploration and production revenues decreased $1.6 million or 16% for the year ended September, 1994 as compared to the prior year primarily as a result of the June 30, 1993 sale of certain exploration and production properties, as well as the general depletion of other Company wells. Furthermore, the Company drilled no new wells in fiscal 1994 and made minimal capital investments to enhance existing production. This is partially offset by the addition of 100 working oil and gas wells on December 3, 1992.

 Operating Income

   Refining operating income was approximately $57.9 million for fiscal 1994 compared to $30.4 million in fiscal 1993. The improved operating income was primarily attributable to the operations of Powerine, which was acquired October 1, 1993, ($27.5 million) and the increased average throughputs at the Indian Refinery. This increase was offset by increased expense related to stock appreciation rights, depreciation and legal fees for MG related matters.

   Natural gas marketing earned operating income of approximately $10.6 million in fiscal 1994 versus $10.9 million in fiscal 1993. The decrease is primarily attributable to the decreased average daily quantities sold to Lone Star which was offset by an increase attributable to twelve months of operations in 1994 as compared with ten months in 1993.

   Operating income for the exploration and production operations was approximately $2.4 million in 1994 as compared with $3.2 million in fiscal 1993. The decrease results from the sale of certain properties in June 1993 and the loss of administrative revenues as a result of the sale of the Company's partnership management business in June 1993. This is partially offset by the addition of 100 working oil and gas wells on December 3, 1992.

   Corporate general and administrative expenses increased $3.3 million over the corresponding period in 1993. This increase is primarily attributable to legal fees associated with defending the Stockholder Litigation and related matters. As the settlement of the Stockholder Litigation was approved by the District Court on December 5, 1994, the Company does not anticipate a recurrence of these expenses.

 Other Expenses

   Interest expense increased approximately $7.4 million during fiscal 1994 as compared with the fiscal 1993. This increase was primarily attributable to the amortization of deferred financing fees associated with the Senior Facility entered into in May 1993, MG financing facilities, and the crude oil forward sale agreement entered into in September 1993 ($8.6 million). In addition, the Company incurred interest expense on debt assumed with the acquisition of Powerine ($6.1 million). Interest expense for the year ended September 30, 1994 was reduced ($6.5 million) as a result of the Company's repayment of debt resulting from the purchase of cash participations.

 Income Taxes

   In fiscal 1993, the Company recorded an income tax recovery of $36.0 million. This recovery was principally related to recognition of deferred tax assets associated with the reduction in the valuation allowance for deferred tax assets. In fiscal 1994, the Company recorded a tax provision of $.5 million. This provision resulted from an additional reduction in the valuation allowance recognized during the period. See Note 21 to the Company's Consolidated Financial Statements included in Item 8. Financial Statements and Financial Statement Schedules.

FISCAL 1993

 Revenues

   Revenues from refining increased approximately $187.2 million, or 54.3%, from the fiscal year ended September 30, 1992 to fiscal year 1993 primarily because IRLP operated under the Indian Offtake Agreement for only eight months during fiscal year 1992. Furthermore, as a result of an increase in crude distillation capacity of approximately 35% in April 1993, an average of 61,301 B/D were sold during fiscal year 1993, compared to 53,177 B/D in the previous fiscal year.

   Revenues from natural gas marketing to Lone Star aggregated approximately $62.5 million for the period from December 3, 1992, the date the natural gas marketing assets were acquired, to September 30, 1993. Of this amount, approximately $56.7 million was derived from sales of purchased gas and the remaining $5.8 million was derived from the sale of gas produced by the Company. Lone Star's gas purchases in the ten month period ending September 30, 1993 approximated 66.3% of the contract volume required to be taken by Lone Star for the contract year ended January 31, 1994.

   Exploration and production revenues during fiscal 1993 increased approximately $5.0 million, or 96%, because of the production related to the purchase of majority working interests in 100 producing oil and gas wells from ARCO on December 3, 1992. If the producing wells had not been acquired, exploration and production revenues would have decreased approximately $1.4 million.

 Operating Income

   Refining operating income was approximately $30.4 million for the fiscal year ended September 30, 1993 compared to an operating loss of $34.7 million in fiscal year 1992. This increase is primarily attributable to the Company operating under the Indian Offtake Agreement for the entire year in fiscal 1993 compared to only eight months in fiscal 1992, the expansion of refining capacity, improvements in saleable yields and lower cost raw material supply. The 1992 period included a $31.6 million charge for processing losses pursuant to IRLP's indemnity obligations to MGRM under the Indian Processing Agreement, which was terminated on January 31, 1992.

   Natural gas marketing had operating income of approximately $10.9 million for the fiscal year 1993.

   Operating income of exploration and production was approximately $3.2 million for the fiscal year ended September 30, 1993 compared to operating income of $0.7 million for fiscal year 1992. This increase is due to the addition of majority working interests in 100 wells on December 3, 1992.

 Other Expense

   Interest expense increased approximately $7.5 million during fiscal year 1993 compared to fiscal year 1992. This increase was primarily attributable to the incremental borrowings necessary to fund the acquisition of assets from ARCO and the increased capital spending at the Indian Refinery.

 Income Taxes

   In fiscal 1992 no income taxes, except $81,000 of state taxes, were recorded because the Company incurred an operating loss. In 1993, the Company adopted FAS 109 and recorded a deferred tax asset related to anticipated temporary difference related to a forward sale of crude oil.

FISCAL 1992

 Revenues

   Refining revenues were approximately $344.8 million during fiscal year 1992, an increase of 192% over the previous year. This increase was due to IRLP's operating under the Indian Offtake Agreement during the last eight months of fiscal year 1992. During the majority of fiscal year 1991, IRLP operated under the Indian Processing Agreement.

   Revenues from exploration and production activities declined approximately 33% in fiscal year 1992 from fiscal year 1991 levels, due to a decrease in the average sale price per MCF of gas and a reduction in the number of oil and gas partnerships managed by the Company.

  Operating Loss

   Refining operations incurred an operating loss of approximately $34.7 million in fiscal year 1992, improving from an operating loss of $77.2 million in fiscal year 1991. The principal reason for the decreased loss was the termination of the Indian Processing Agreement and the transition to the Indian Offtake Agreement. Under the Indian Processing Agreement, IRLP incurred an operating loss of approximately $36.6 million during the first four months of fiscal year 1992. During the last eight months of the fiscal year, IRLP operated under the Indian Offtake Agreement and recorded operating income of approximately $1.9 million. Relatively low refining runs at the Indian Refinery and higher cost feedstocks limited the favorable effect of the Indian Offtake Agreement. In addition to the favorable effects of the Indian Offtake Agreement, exploration and production activities generated an operating loss of approximately $1 million in fiscal year 1992 compared to operating income of $1 million in fiscal year 1991. This was due to a reduction in the average sale price per MCF of gas in addition to a decline in oil and gas partnership administrative fees due to the on-going liquidation of several oil and gas partnerships managed by the Company.

 Other Expense

   Interest expense was approximately $13.6 million in fiscal year 1992, an increase of 23% over fiscal year 1991. Although interest rates were somewhat lower in fiscal year 1992, the Company's average outstanding borrowings were higher due to continued capital investment programs and an increase in required working capital to fund operations under the Indian Offtake Agreement and operating losses incurred during the first four months of fiscal year 1992.

   Other net expenses in fiscal year 1991 included certain writeoffs that did not recur in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

   The Company generated cash flow from operating activities of approximately $12.9 million during the fiscal year ended September 30, 1994, compared to $147.2 million of cash flow provided by operations for fiscal year 1993. This decrease is primarily attributable to $120 million received on September 28, 1993 as a prepayment on the sale by IPLP of specific quantities of West Texas Intermediate crude oil pursuant to a forward sale contract (the "Forward Sale Contract") with Percolin Limited for delivery over a 12-month period (extended to a 17-month period in connection with the MG Settlement).

   In addition to cash flow from operations, the Company and its affiliates utilized funds provided under a senior facility at Indian and certain loan facilities provided by MGTFC during the fiscal year. Pursuant to the terms of the MG Settlement, on October 14, 1994 MG and its affiliates assumed IRLP's obligation to repay $73.041 million under the Senior Facility and cancelled certain debt obligations owed by the Company, IRLP and Powerine to MGTFC aggregating approximately $255 million (including a $5.5 million convertible debenture).

   During the year ended September 30, 1994, the Company's refining segment generated $66 million of cash flow from operations (net income before income taxes plus depreciation). However, approximately $64 million was invested in refining property, plant and equipment, so that the net cash contribution from the refining segment approximated $2 million exclusive of any income taxes, which are computed on a consolidated basis.

   If the Refineries are sold, no significant effect on the Company's liquidity is expected. As a result of the MG Settlement, the Company's cash flow from refining operations remains dedicated to the Revolving Credit Facility provided by MG and thus continues to be unavailable to the Company for other than refining operations. Since the Revolving Credit Facility will terminate on March 31, 1995, the Company would be affected by the cash flow from refining operations should it continue refining operations after March 31, 1995. As described below, however, the Company intends to close or significantly curtail operations at one or both Refineries if the Refineries are not sold by that time.

   The Company expects to generate $23 to $25 million of cash flow from operations from its natural gas marketing operations and $2 to $2.5 million of cash flow from its exploration and production operations in fiscal 1995. Virtually all of the cash flow from the natural gas marketing segment is, however, dedicated to its natural gas marketing segment lender and is thus not available to the Company for corporate purposes. The $2.0 to $2.5 million of anticipated cash flow from the exploration and production segment, interest on the MG Note received from MG in the MG Settlement, and any proceeds from the sale of the Refineries will be available to fund corporate activities, including payment of income taxes. There can be no assurance that the Company will achieve such expected levels of cash flow.

   On December 2, 1993, the Company consummated an offering of its Common Stock. Pursuant to the terms of the offering, the Company sold 2,800,000 shares of its Common Stock to the public and 700,000 shares of its Common Stock to MG at a gross offering price of $15.00 per share. The offering resulted in aggregate net proceeds to the Company of approximately $48.2 million.

   As a result of the MG Settlement which was consummated in two steps in September and October 1994, the Company recognized taxable income of approximately $390 million. Absent any offsets to such income, and after giving effect to the Company's existing net operating loss and depletion carryforwards, the Company will owe Federal and state taxes of approximately $91 million. If the Refinery operations are not sold, the Company would likely require outside financing to pay such obligation, and there can be no assurance the Company would be able to obtain such financing. The sale of the Refineries pursuant to the SIPAC Agreement (the "Refinery Transactions") will result in an ordinary loss of approximately $206 million for Federal income tax purposes. As a result, consummation of a sale of the Refineries (or a similar sale or abandonment of the Refinery operations) would reduce the Company's Federal and state income tax liability to approximately $11 million.

   The Company has submitted an application to change its tax year from a year ending December 31, to a year ending September 30, to be effective for the year ended September 30, 1994. Management anticipates that such application will be approved. If the application is not approved, additional tax obligations comprised of interest of approximately $11 million will be due, assuming the sale of the Refineries pursuant to the SIPAC Agreement.

   At September 30, 1994, the Company had approximately $18 million of unrestricted cash. As a result of the MG Settlement, $9 million of previously restricted cash was made available to the Company. If the sale of the Refineries is consummated pursuant to the terms of the SIPAC Agreement, the Company expects to receive an amount equal to the adjusted working capital of the Refineries upon closing. The Company estimates that, if the adjusted working capital had been determined as of September 30, 1994, the cash payment by SIPAC would have been approximately $39.3 million and the net increase in cash would have been approximately $24 million, of which $3 million would have been utilized to repay long-term indebtedness. As a result, the Company anticipates that it will have cash of approximately $48 million (and long-term debt of approximately $46 million) if the sale of the Refineries is consummated pursuant to the SIPAC Agreement and there are no additional adjustments to the purchase price for capital expenditures or operating cash flow from October 1, 1994 to closing.

   The Company intends to utilize these funds for income taxes and for general corporate purposes including the expansion of both its current gas marketing and exploration and production operations through new drilling and acquisitions. The Company will also consider repayment or refinancing of the existing long-term debt of its natural gas marketing subsidiaries and a repurchase of its own shares if market conditions justify such repurchase.

   The Company anticipates that if the Refinery Transactions are not consummated, it will pursue one of the following alternatives:

   a. Close one or both Refineries while seeking alternative purchasers for one or both Refineries.

   b. Curtail operations at one or both Refineries while seeking alternative purchasers for one or both Refineries.

   If the Company does not close either Refinery, it intends to curtail operations at such Refinery until such Refinery is sold or closed.

   If alternatives "a" or "b" are undertaken, the Company anticipates that the costs to close or curtail operations of one or both Refineries can be financed by the net working capital of the Refineries. If, however, an alternative purchaser is not found before the end of the Company's next tax year, the Company will close and abandon one or both Refineries. In such case, the Company believes that the proceeds of the Refineries' working capital would be sufficient to cover any severance and known environmental liabilities upon closure.

   If the Refinery sale is not consummated and the Company closes the Refineries, the Company's tax liability will be reduced to approximately $11 million but the Company may be required to fund closing costs including environmental and employee severance costs. The Company believes that it could fund such costs from working capital.

   The Company's refining segment employs several hedging strategies to minimize the impact of the volatility of feedstock costs. The Company hedges current inventory and future commitments. Gains and losses from hedging activities are credited or debited to the value of the inventory being hedged. In fiscal 1994, the Company had hedging gains of approximately $9.8 million, which reduced the cost of refining materials sold by the same amount. The Company intends to continue to hedge current refining inventories and future commitments using exchange-traded, energy-related futures and options with a duration of 12 months or less until the Refineries are sold or closed. In addition, if the Company replaces MG as gas supplier in its natural gas marketing segment and itself purchases the gas supplies necessary to fulfill the Lone Star Contract, the Company intends to hedge the future price of all or most of such gas supply using swap agreements, options or futures contracts or a combination thereof.

   During the period from October 1, 1994 to January 31, 1995, the proposed effective date of the Refinery Transactions, the Company expects to make capital expenditures of approximately $32 million, including approximately $2 million of environmental compliance expenditures and approximately $2 million of sustaining capital expenditures. If the Refinery Transactions are not consummated, the Company intends to close or to significantly curtail operations at one or both Refineries while seeking alternative purchasers. Under either scenario, the Company does not expect to make any capital expenditures for new equipment or improvements. The Company's planned capital expenditures in fiscal 1995 for its exploration and production segment approximate $1 million, but may increase if gas prices increase. Acquisitions and improvements of approximately $5 million for the Company's natural gas marketing segment are currently being considered.

   If the Company ceases its operations in the refining segment, its continuing operations would be confined to the natural gas marketing and exploration and production segments. Commencing in the summer of 1994, the prices received by producers of natural gas, including the Company, declined significantly. Furthermore, primarily as a result of a mild winter thus far in 1994-1995, many econometricians have significantly lowered their natural gas price projections for 1995 and 1996. Although such lower gas prices, if they in fact continue, would adversely affect the revenues of the Company's exploration and production segment, such lower gas prices would also significantly decrease the cost of natural gas for the Company's natural gas marketing segment.

   During fiscal 1994, the Company's exploration and production segment produced and sold 3,606,000 mcf of gas. The average price received for each mcf of gas sold was $2.02 (versus $2.44 in fiscal 1993). Approximately 900,000 of the mcf produced and sold were sold under a fixed price contract that expires in 1997. The remaining 2,706,000 mcf produced were sold at market prices. If the average spot price declines to $1.50 to $1.60 per mcf, as same econometricians now predict, the Company's gas revenues will decline $1.1 to $1.4 million annually assuming stable production.

   The Company's natural gas marketing segment currently obtains approximately 12% of its annual gas supply requirements at market prices, 5% at a fixed price under a gas contract expiring in 1997, and the remaining 83% at $2.10/mcf from an affiliate of MG under a contract expiring in 1999. Since all gas purchased is ultimately sold under the Lone Star Contract ending in 1999, any decreases in the market prices paid for natural gas supply decrease the Company's gas purchase cost and increase the Company's gross margin. The Company is currently purchasing approximately 2,100,000 mcf of gas at market prices. Accordingly, the Company believes that its natural gas marketing segment would make up approximately 75% to 80% of gas merchant margins lost by its exploration and production segment due to lower gas prices.

   In addition, as a result of the MG Settlement, by March 31, 1995 the Company may terminate three agreements with MG: a supply agreement pursuant to which MG supplies approximately 15,000,000 mcf of gas a year at $2.10/mcf, a pipeline management agreement costing the Company approximately $400,000 (including management fees of $148,000) annually, and a gas marketing services agreement costing the Company approximately $240,000 annually. The Company would like to terminate these agreements because it believes that it can obtain gas at a price significantly less than $2.10/mcf. However, the replacement of MG is dependent upon the Company's receiving consent of its natural gas lender and securing a satisfactory alternate source of gas, and there can be no assurance that the Company will be able to replace MG or, if it is able to replace MG, that the prices to be paid will be as low as those currently obtainable. If these agreements are terminated, the Company would operate its own pipeline and perform its own gas marketing.

   Although the Company does not expect to shut down any wells due to low gas prices, local producers might shut down some production that would otherwise be purchased by the Company's natural gas segment. In such case, the Company believes that alternative gas supplies will be available, although at slightly higher prices.

INFLATION AND CHANGING PRICES

   The Company's consolidated financial statements are prepared on the historical cost method of accounting and do not reflect changes in the dollar's purchasing power. Inflation and changing prices could materially affect the Company's operating costs but, due to the inflation adjustments built into the Offtake Agreements, should not materially adversely affect the Company's refining operating profits through February 1, 1995. Inflation could, however, adversely affect operating profits of its other two business segments. As a result of the MG Settlement, virtually all remaining debt is at a fixed rate. Accordingly, the Company is not sensitive to fluctuations in interest rates, except as it relates to the working capital facilities at the Refineries.

   Due to the existing pricing structure under the Offtake Agreements, IRLP and Powerine are not currently subject to the same degree of refining margin risk that most other refiners face. If refining margins are high for the industry (relative to historic averages), the price received by IRLP and Powerine for their refined products may be less than those obtainable in the market. Conversely, if refining margins are low for the industry, the price received by IRLP and Powerine for their refined products is likely to be higher than those obtainable in the market. Refining margins for the industry were depressed during most of the fiscal year ended September 30, 1994. As a result, the prices received by Powerine and IRLP for their refined product output under the Offtake Agreements were significantly higher than the prices that would have been obtainable selling refined products in the market. Accordingly, the Company's management believes that the refining segment would have incurred a loss for fiscal 1994 absent the Offtake Agreements. Any failure of MGRM to honor the Offtake Agreements could have a material adverse effect on the Company. The Offtake Arrangements will terminate on February 1, 1995. If the Company has not disposed of the Refineries by that date, the Company will be responsible for marketing its own products and will be subject to margin risk.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                     Page
                                                                                                   ------
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the years ended September 30, 1994, 1993 and 1992  ....     38
Consolidated Balance Sheets, as of September 30, 1994 and 1993  .................................     40
Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1993 and 1992  ....     41
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30,
  1994, 1993 and 1992 ...........................................................................     43
Notes to Consolidated Financial Statements  .....................................................     44

FINANCIAL STATEMENT SCHEDULES:
 III. Condensed financial information -- parent company only  ...................................     79
Report of Independent Accountants  ..............................................................     82


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          CASTLE ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  ("000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

                                                              Years Ended September 30,
                                                      ----------------------------------------
                                                          1994          1993           1992
                                                      -----------   -----------    -----------
Revenues:
  Refining:
   Crude oil sales  ................................   $   71,062
   Refined product - related party  ................      849,492     $525,690       $327,488
   Refined product  ................................        8,061
   Other revenues -- related party  ................       11,899        6,320         17,282
                                                      -----------   -----------    -----------
                                                          940,514      532,010        344,770
                                                      -----------   -----------    -----------
Natural gas production and transmission:
  Gas sales ........................................       61,228       56,641
  Transportation ...................................           31           35
                                                      -----------   -----------
                                                           61,259       56,676
                                                      -----------   -----------
Exploration and production:
  Oil and gas sales ................................        8,069        9,268          4,160
  Administrative fees ..............................                       423            697
  Well operations ..................................          483          433            308
                                                      -----------   -----------    -----------
                                                            8,552       10,124          5,165
                                                      -----------   -----------    -----------
                                                        1,010,325      598,810        349,935
                                                      -----------   -----------    -----------
Expenses:
  Refining:
   Cost of materials sold -- crude oil sales  ......       69,112
   Cost of materials sold -- refined products --
     related party  ................................      618,324      430,399        281,430
   Cost of materials sold -- refined products  .....        8,786
   Operating costs  ................................      132,281       54,747         52,815
   Share of processing agreement loss -- related
     party  ........................................                                   31,611
   Selling, general and administrative costs  ......       23,758        6,515          3,966
   Depreciation and amortization  ..................       30,322        9,994          9,683
                                                      -----------   -----------    -----------
                                                          882,583      501,655        379,505
                                                      -----------   -----------    -----------
Natural gas production and transmission:
  Gas purchases ....................................       37,029       34,441
  Operating costs ..................................        1,973          961
  General and administrative .......................          254          913
  Depreciation and amortization ....................       11,360        9,495
                                                      -----------   -----------
                                                           50,616       45,810
                                                      -----------   -----------
Exploration and production:
  Oil and gas production ...........................        3,845        2,655          1,793
  General and administrative .......................          213        1,529          1,191
  Depreciation, depletion and amortization .........        2,092        2,696          1,453
                                                      -----------   -----------    -----------
                                                            6,150        6,880          4,437
                                                      -----------   -----------    -----------
  Corporate general and administrative. ............        5,499        2,191          1,706
                                                      -----------   -----------    -----------
                                                          944,848      556,536        385,648
                                                      -----------   -----------    -----------
  Operating profit (loss) ..........................       65,477       42,274        (35,713)

                           (continued on next page)

                          CASTLE ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  ("000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

                        (continued from previous page)

                                                                  Years Ended September 30,
                                                           --------------------------------------
                                                               1994         1993          1992
                                                           ----------   ----------    -----------
Other income (expenses):
   Interest income  .....................................       1,292          739         1,235
   Other income  ........................................       1,161        1,451            91
   Interest expense  ....................................     (28,487)     (21,111)      (13,640)
   Write-off  ...........................................                                 (4,161)
                                                           ----------   ----------    -----------
                                                              (26,034)     (18,921)      (16,475)
                                                           ----------   ----------    -----------
Income (loss) before provision for (recovery of) income
  taxes .................................................      39,443       23,353       (52,188)
Provision for (recovery of) income taxes:
  State .................................................       3,648       (4,614)           81
  Federal ...............................................      (3,122)     (31,356)
                                                           ----------   ----------    -----------
                                                                  526      (35,970)           81
                                                           ----------   ----------    -----------
Net income (loss) before cumulative effect of a change
  in accounting principle ...............................      38,917       59,323       (52,269)
Cumulative effect of change in accounting principle --
  adoption of FAS 109 ...................................                    8,514
                                                           ----------   ----------    -----------
Net income (loss)  ......................................    $ 38,917     $ 67,837      $(52,269)
                                                           ==========   ==========    ===========
Net income (loss) per share:
  Net income (loss) before cumulative effect of change in
   accounting principle -- primary  .....................     $3.48        $8.12        $ (8.22)
                                                           ==========   ==========    ===========
     -- fully diluted  ..................................     $3.43        $7.84
                                                           ==========   ==========
  Cumulative effect of change in accounting principle --
   adoption of FAS 109 -- primary  ......................                  $1.16
                                                                        ==========
     -- fully diluted  ..................................                  $1.12
                                                                        ==========
  Net income (loss) per share -- primary ................     $3.48        $9.28        $ (8.22)
                                                           ==========   ==========    ===========
  Net income per share -- fully diluted .................     $3.43        $8.96
                                                           ==========   ==========
  Weighted average number of common and common equivalent
   shares outstanding -- primary  .......................     11,209       7,316         6,365
                                                           ==========   ==========    ===========
     -- fully diluted  ..................................     11,397       7,581
                                                           ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          CASTLE ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEET
                  ("000'S" OMITTED EXCEPT PER SHARE AMOUNTS)


                                                               Proforma
                                                              September          September 30,
                                                               30, 1994    ------------------------
                                                             (See Note 3)      1994         1993
                                                            ------------   ----------    ----------
                                                             (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents ..............................     $ 26,618      $ 18,118     $  4,304
  Restricted cash ........................................          276        12,525       13,709
  Temporary investments ..................................                      4,436        7,247
  Assets held for sale, net ..............................       62,763
  Accounts receivable ....................................       17,744        22,413       15,356
  Accounts receivable -- related party ...................          114        19,941        9,004
  Inventories ............................................                     83,711       59,603
  Prepaid expenses and other current assets ..............           60         7,341          826
  Deferred income taxes ..................................                     68,088       14,520
                                                            ------------   ----------    ----------
     Total current assets  ...............................      107,575       236,573      124,569
Property, plant and equipment, net:
  Refining ...............................................                    295,950      104,784
  Natural gas transmission ...............................       24,535        24,535       26,374
  Furniture, fixtures and equipment ......................          337         3,245        1,869
Oil and gas properties, net  .............................       16,146        16,146       17,272
Gas contracts, net  ......................................       43,889        43,889       53,444
Goodwill, net  ...........................................                      5,413
Deferred income taxes  ...................................                                  34,595
Other assets, net  .......................................          891        20,740       29,831
Notes receivable  ........................................       10,000
                                                            ------------   ----------    ----------
     Total assets  .......................................     $203,373      $646,491     $392,738
                                                            ============   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt ......................     $ 11,256      $ 84,297     $ 25,344
  Current portion of long-term debt -- related party .....                      9,974       12,915
  Accounts payable .......................................        7,318        53,999       33,038
  Accrued expenses .......................................        2,032        27,169       10,626
  Due to related parties .................................        7,055        17,663       19,298
  Deferred revenue .......................................                     62,333       64,070
  Income taxes payable ...................................       11,220           136        3,017
  Other liabilities ......................................        3,041         3,771        3,723
                                                            ------------   ----------    ----------
     Total current liabilities  ..........................       41,922       259,342      172,031
Long-term debt  ..........................................       51,361        51,361      144,056
Long-term debt -- related party  .........................          250       248,491       16,705
Deferred revenue  ........................................                                  64,071
Other long-term liabilities  .............................           83        34,191        5,262
Deferred income taxes  ...................................        4,419        15,186
                                                            ------------   ----------    ----------
     Total liabilities  ..................................       98,035       608,571      402,125
                                                            ------------   ----------    ----------
Commitments and contingencies
  Stockholders' equity (deficit):
  Series B participating preferred stock; par value --
   $1.00; 10,000,000 shares authorized; no shares issued
  Common stock; par value -- $0.50; 25,000,000 shares
   authorized; 7,627,646 and 7,722,646 shares issued and
   outstanding in 1994 and 1993 respectively  ............        3,329         3,814        3,891
Additional paid-in capital  ..............................       62,593        73,490       65,387
Accumulated earnings (deficit)  ..........................       39,416       (39,384)     (78,301)
                                                            ------------   ----------    ----------
                                                                105,338        37,920       (9,023)
Treasury stock -- at cost (59,860 shares in 1993)  .......                                    (364)
                                                            ------------   ----------    ----------
                                                                105,338        37,920       (9,387)
                                                            ------------   ----------    ----------
     Total liabilities and stockholders' equity (deficit)      $203,373      $646,491     $392,738
                                                            ============   ==========    ==========

   The accompanying notes are an integral part of these financial statements

                          CASTLE ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ("000'S" OMITTED)

                                                                 Year Ended September 30,
                                                         ---------------------------------------
                                                             1994         1993           1992
                                                         ----------   -----------    -----------
Cash flows from operating activities:
 Net income (loss)  ...................................    $ 38,917     $  67,837      ($ 52,269)
                                                         ----------   -----------    -----------
  Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation, depletion and amortization  ........      43,774        22,185        11,136
     Amortization of deferred debt issue costs  .......       8,885         2,054         1,616
     Write-offs  ......................................                                   4,161
     Cumulative effect of a change in accounting
       principle -- adoption of FAS 109 ...............                    (8,514)
     Deferred income taxes  ...........................      (2,900)      (38,976)
     Changes in assets and liabilities:
       (Increase) decrease in restricted cash .........       1,185        (9,153)       (1,082)
       (Increase) decrease in temporary investments ...       2,811           (65)       (7,182)
       (Increase) in accounts receivable ..............      (6,178)      (19,512)         (844)
       (Increase) in inventory ........................     (18,787)       (7,942)      (48,424)
       (Increase) decrease in prepaid assets ..........      (4,762)         (454)          208
       (Increase) decrease in other assets ............      (1,523)         (970)           66
       Increase (decrease) in accounts payable ........      23,448        24,126        (2,869)
       Increase in accrued expenses ...................       1,958         8,573           187
       Increase in other current liabilities ..........          41         3,071            77
       Increase (decrease) in other long-term
        liabilities  ..................................         927           906          (187)
       Increase (decrease) in due to related parties ..      (9,046)      (17,014)       36,312
       Increase in processing debt and accrued interest                                  35,665
       Increase (decrease) in deferred revenues .......     (65,807)      121,046
                                                         ----------   -----------    -----------
      Total adjustments  ..............................     (25,974)       79,361        28,840
                                                         ----------   -----------    -----------
          Net cash flow provided by (used in)
            operating activities ......................      12,943       147,198       (23,429)
                                                         ----------   -----------    -----------
Cash flows from investment activities:
  (Increase) decrease in deposit made on account of
   acquisition  .......................................                     6,250        (6,250)
  Proceeds from sale of oil and gas properties ........          75           265           168
  Investment in refining operations ...................     (63,819)      (34,394)      (11,859)
  Investment in oil and gas properties ................        (956)      (13,592)         (340)
  Investment in pipelines .............................         (21)      (27,909)
  Purchase of furniture, fixtures and equipment .......      (1,670)       (1,265)         (278)
  Purchase of gas contracts ...........................                   (63,049)
  Investments in GAMXX Energy, Inc ....................                                    (887)
  Purchase of minority interest .......................                      (117)
  Business acquisition, net of cash acquired ..........      (8,230)
                                                         ----------   -----------    -----------
  Net cash used in investing activities ...............     (74,621)     (133,811)      (19,446)
                                                         ----------   -----------    -----------

                            (continued on next page)

                          CASTLE ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ("000'S" OMITTED)
                        (continued from previous page)

                                                                Year Ended September 30,
                                                         -------------------------------------
                                                             1994         1993          1992
                                                         ----------   -----------    ---------
Cash flows from financing activities:
  Proceeds of long-term debt -- related party .........    $ 67,915     $  15,115
  Proceeds of long-term debt ..........................      12,114       168,735     $46,409
  Proceeds from issuance of common stock, net .........      48,207            20         379
  Repayment of long-term debt -- related party ........      (4,388)     (142,112)
  Repayment of long-term debt .........................     (48,356)      (51,129)     (7,236)
  Payment of debt issuance costs ......................                    (3,309)       (110)
  Purchase of treasury stock ..........................                      (175)
                                                         ----------   -----------    ---------
       Net cash provided by (used in) financing
        activities  ...................................      75,492       (12,855)     39,442
                                                         ----------   -----------    ---------
Net increase (decrease) in cash and cash equivalents  .      13,814           532      (3,433)
Cash and cash equivalents -- beginning of period  .....       4,304         3,772       7,205
                                                         ----------   -----------    ---------
Cash and cash equivalents -- end of period  ...........    $ 18,118     $   4,304     $ 3,772
                                                         ==========   ===========    =========
Supplemental disclosure of cash flow information
 as follows:
Cash paid during the period:
  Interest ............................................    $ 16,583     $  18,263     $ 6,626
                                                         ==========   ===========    =========
  Income taxes ........................................    $  8,802     $       8     $    15
                                                         ==========   ===========    =========
Interest capitalized during the period  ...............    $  1,519     $     723
                                                         ==========   ===========
Supplemental schedule of noncash investing and
 financing activities:
  Purchase of Powerine Oil Company:
   Basis in assets acquired  ..........................    $186,867
   Cash paid for capital stock and transaction costs  .      (8,230)
                                                         ----------
   Basis in liabilities assumed  ......................    $178,637
                                                         ==========
  Exchanges of common stock:
   Fair value of debt issuance/extension, processing
     agreement issuance costs, and offtake agreement
     amendments  ......................................                 $  11,855     $   506
                                                                      ===========    =========
  Acquisition of common stock in exchange for reduction
   in cash participations  ............................    $ 39,817
                                                         ==========
Debt issued in exchange for debt extensions and
  offtake amendments ..................................                 $   5,500
                                                                      ===========
Sale of properties for note  ..........................                 $     600
                                                                      ===========
Options exercised for short term receivable  ..........                 $      45
                                                                      ===========

   The accompanying notes are an integral part of these financial statements.

                          CASTLE ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             ("000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   Retained
                                           Common Stock           Additional       Earnings        Treasury Stock
                                    --------------------------      Paid-In      (Accumulated   ----------------------
                                        Shares        Amount        Capital        Deficit)        Shares      Amount       Total
                                    -------------   ---------    ------------   -------------   ----------   --------   -----------
Balance -- October 1, 1991  ......     6,222,201      $ 3,111      $ 53,199       $ (93,870)        47,376     $(189)    $(37,749)
Shares issued in return for debt         110,000           55           451                                                   506
Shares issued to stockholders for
  accrued interest ...............         1,644            1             8                                                     9
Shares issued for cash  ..........        62,500           31           312                                                   343
Warrants exercised  ..............        34,950           17            18                                                    35
Other  ...........................           (31)                                         1                                     1
Net loss  ........................                                                  (52,269)                              (52,269)
                                    -------------   ---------    ------------   -------------   ----------   --------    ---------
Balance -- September 30, 1992  ...     6,431,264        3,215        53,988        (146,138)        47,376      (189)     (89,124)
Warrants exercised  ..............        20,000           10            10                                                    20
Options exercised  ...............         7,500            4            41                                                    45
Treasury stock acquired  .........                                                                  12,484      (175)        (175)
Shares issued for Long-Term
  Supply Agreement guaranty ......       300,000          150           705                                                   855
Shares issued in return for debt
  extension and Indian Offtake
  Agreement extension ............     1,000,000          500        10,500                                                11,000
Other  ...........................        23,742           12           143                                                   155
Net income  ......................                                                   67,837                                67,837
                                    -------------   ---------    ------------   -------------   ----------   --------   ---------
Balance -- September 30, 1993  ...     7,782,506        3,891        65,387         (78,301)        59,860      (364)      (9,387)
Treasury stock reissued  .........       (59,860)         (30)         (334)                       (59,860)      364
Shares issued for cash  ..........     3,500,000        1,750        46,428                                                48,178
Options exercised  ...............         5,000            3            26                                                    29
Shares repurchased with cash
  participations .................    (3,600,000)      (1,800)      (38,017)                                              (39,817)
Net income  ......................                                                   38,917                                38,917
                                    -------------   ---------    ------------   -------------   ----------   --------   ---------
Balance -- September 30, 1994  ...     7,627,646      $ 3,814      $ 73,490       $ (39,384)      $      0     $   0     $ 37,920
                                    =============   =========    ============   =============   ==========   ========    ========


   See accompanying notes are an integral part of these financial statements.

                  CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ("000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- BUSINESS AND ORGANIZATION

   Settlement with Principal Shareholder

   As of September 30, 1994 and 1993, approximately 13% and 49%, respectively, of the Company's common stock outstanding was owned by Metallgesellschaft Corporation ("MG" and the "Principal Shareholder"), an indirect wholly-owned subsidiary of Metallgesellschaft AG ("MG AG"), a German Conglomerate. In addition, the Company has extensive transactions and agreements with MG and its affiliates as described in Notes 4, 14, 15, 16, 17 and 23. On August 31, 1994, the Company entered into two agreements with MG and its affiliates that will significantly amend or terminate the relationships between the Company and MG and its affiliates (the "MG Settlement") ( See Notes 3 and 26).

   Business Segments

   Castle Energy Corporation's ("Castle" or the "Company") principal line of business is petroleum refining, with additional operations in natural gas marketing and oil and gas exploration and production. The Company's operations are conducted primarily within the United States, with an additional office in Calgary, Canada. In December 1994, the Company entered into an agreement to sell its refining segment (See Note 26).

   Stock Split

   On September 16, 1993, the Board of Directors of the Company authorized a 1-for-2 reverse stock split, which became effective on November 12, 1993. All share and per share amounts have been restated to give effect to the aforementioned 1-for-2 reverse stock split.

   Refining

 IRLP

   The Company entered the refining business in 1989 when it acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"), now owned and operated by the Company's subsidiary, Indian Refining Limited Partnership ("IRLP").

   From April 24, 1990 through November 1990, IRLP refurbished the Indian Refinery. In November 1990, IRLP commenced production of and made its first significant sales of refined products. From November 1990 until January 31, 1991, IRLP purchased feedstock and sold refined products on its own behalf. Then, in part due to difficulties encountered in achieving acceptable operating levels at the Indian Refinery, it entered into the first of a series of crude oil processing agreements ("Indian Processing Agreements") with MG and its subsidiaries. MG was a Principal Shareholder of the Company. Pursuant to the Indian Processing Agreements, IRLP processed crude oil on behalf of MG Refining and Marketing, Inc. ("MGRM") , a wholly owned subsdiary of MG, from February 1, 1991 until February 1, 1992, receiving a fixed amount for each barrel processed. MGRM was responsible for purchasing feedstocks, delivering them to the Indian Refinery and delivering the refined product to its customers.

   Effective February 1, 1992 these arrangements were replaced with a supply agreement with MG (the "MG Supply Agreement") and a product offtake agreement (as amended, the "Indian Offtake Agreement") with MGRM. These agreements essentially provide that IRLP is again responsible for the purchase of feedstocks and sells all of its refined product to MGRM. As a result of the MG Settlement, MGRM's commitment to purchase IRLP's refined products terminates February 1, 1995.

 Powerine

   In October 1993, the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery") from MG (See Note 4). Results of Powerine's operations are included in these financial statements, commencing October 1, 1993.

   Currently, substantially all of the output from the Powerine Refinery is sold to MGRM pursuant to an offtake arrangement (the "Powerine Offtake Agreement") which, as amended in connection with the MG Settlement (See Note
26), commits MGRM to purchase such refined product output through February 1, 1995.

   Natural Gas Marketing

   On December 3, 1992, the Company acquired from Atlantic Richfield Company ("ARCO") a long-term natural gas sales agreement (the "Lone Star Contract") with the Lone Star Gas Company ("Lone Star"), a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts. The acquisition of the Castle Pipeline and the gas contracts created a new business segment for the Company.

   At present the principal use of the Castle Pipeline is to deliver gas pursuant to the Lone Star Contract. The Company has entered into a management service contract with MG Gathering Corp. ("MGG"), a subsidiary of MG, to operate the Castle Pipeline.

   The Lone Star Contract expires in June 1999. This contract provides for minimum daily deliveries of gas at specific fixed prices, and also includes certain minimum amounts under take-or-pay provisions. Based on reserve reports, management believes approximately 17% of the annual contract volumes can be supplied from Company-operated wells; the Company has entered into a long-term contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, to supply the remaining gas. Pursuant to the terms of the MG Settlement, the Company may unilaterally terminate the long-term contract through March 31, 1995 (See Note 26).

   Oil and Gas Exploration and Production

   The Company's oil and gas exploration and production operations currently include interests in approximately 450 producing oil and gas wells located in nine states, including the Texas reserves acquired in connection with the acquisition of the natural gas marketing assets. At present, approximately 65% of the Company's production is sold to Lone Star as described above.

   The Company discontinued its oil and gas partnership administration business and divested that business effective June 30, 1993 (See Note 23).

   Operating Matters

   The 1992 financial statements reflect the transition of the Company's refining segment from various processing agreements to the offtake agreements with MG. Prior to fiscal 1993, the Company's refining operations reflected the results of delays in starting up key refinery units, unexpected mechanical problems and extended depressed refining margins.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements presented include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

   Cash and Cash Equivalents; Temporary Investments

   The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with a maturity of three months or less, to be cash equivalents. Temporary investments consist of similar investments, as well as United States government security funds, maturing more than three months from the date of purchase and are carried at the lower of cost or market. Treasury Bills which are used to collateralize margin accounts are considered temporary investments regardless of the maturity date. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

   Inventories

   Crude oil, unfinished products and finished products are stated at the lower of cost, adjusted for hedging gains and losses, or market value. Cost is determined on an average cost method. Materials and supplies are stated at cost. Cost is determined using the first-in, first-out ("FIFO") method. Amounts paid to suppliers for purchases of product prior to the title passing to the Company are reported as prepaid inventory.

   Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

 Property, plant and equipment
  (excluding buildings) ..........             3-15 years, primarily 15 years
Buildings  .......................                                   30 years
Natural gas pipeline systems  ....                                   15 years
Furniture and fixtures  ..........                                 3-10 years


   Refining

   Interest costs incurred during IRLP's refurbishment stage were capitalized and are being depreciated over the estimated useful lives of the property, plant and equipment to which such costs were allocated. Environmental costs required to remediate property, plant and equipment were capitalized during the preoperating phase and are being depreciated over the estimated useful lives of the related property, plant and equipment. Ongoing environmental expenditures are reviewed to determine if they extend the life, increase the capacity, improve the safety or mitigate future environmental risks at the Indian and Powerine Refineries. If any of these conditions are satisfied, the costs are capitalized. Otherwise, such costs are expensed as incurred.

   At intervals of approximately every three years, it is anticipated that the Indian and Powerine Refineries will be shut down so that necessary periodic repairs and maintenance can be conducted (a "turnaround"). Refurbishment costs approximately equal to the expected cost of the first Indian turnaround were capitalized at September 30, 1990. Upon acquisition of Powerine, such refurbishment costs were identified and included in capitalized costs. The refurbishment capitalized costs are being amortized on a straight-line basis over the estimated period between turnarounds -- 3 years. Future costs associated with each subsequent turnaround will likewise be capitalized and amortized over the projected period until the next turnaround.

   Costs for precious metal catalysts are included in Refining property, plant and equipment and are not amortized.

   Oil and Gas Properties

   The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of- production method using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a partnership or joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs in excess of the estimated present value of future cash inflows from proved oil and gas reserves, reduced by operating expenses and future development expenditures, are charged to current expense.

   Hedging Activities

   The Company employs several hedging strategies to minimize the impact of the volatility in feedstock costs. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of 12 months or less. The Company hedges current inventory and future commitments.

The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed, balanced daily and subject to internally established risk standards. Gains and losses from hedging activities are credited or debited to the value of the inventory being hedged.

   Other Assets

   Costs incurred related to the initial issuance or extension of debt or other long-term agreements are capitalized and amortized over a) the stated term of the related agreement or b) the expected term of benefit of the agreement, if shorter than the stated term. Unamortized costs are written-off when the related agreement is terminated. Costs for long-term catalysts are capitalized and amortized on a straight-line basis over the estimated useful lives of such catalysts -- generally 2.5 to 10 years (See Note 11).

   Goodwill

   Goodwill was acquired in conjunction with the acquisition of Powerine. Goodwill is amortized over 15 years on a straight-line basis.

   Gas Contract

   The purchase price allocated to the Lone Star Contract (See Note 4) is deferred and amortized on a straight-line basis over the term of the related contract (6.5 years).

   Deferred Revenue

   Commitments related to forward sales are recorded at their fulfillment value at the date of the transaction. The difference between the cash proceeds and the future commitments are amortized over the lives of the agreements using the interest method (See Note 15).

   Income Taxes

   In October 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts (See Note 21).

   Earnings Per Share

   Primary earnings per common share are based upon the weighted average number of common and common equivalent (if considered dilutive) shares outstanding using either the treasury stock or modified treasury stock method. Fully diluted earnings per common share are presented where the dilution in earnings per share resulting from full dilution is greater than 3% and for all succeeding annual periods.

   Reclassifications

   Certain reclassifications have been made to make the periods presented comparable.

NOTE 3 -- MG SETTLEMENT AND REFINERY TRANSACTIONS -- PROFORMA BALANCE SHEET (UNAUDITED)

   The unaudited proforma consolidated balance sheet illustrates the anticipated consolidated financial position of the Company after giving retroactive effect to the MG Settlement and after writing down the refining assets to the amount of proceeds that would have been receivable had the Refinery Transactions (as defined below) closed on September 30, 1994.

   On August 31, 1994, the Company entered into agreements with MG and certain of its affiliates pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships. This settlement was effected through two steps as described in Note 26.

   On December 5, 1994, the Company entered into an agreement with SIPAC Inc., a Delaware company formed by the Company's President and Chief Operating Officer, to sell all of its refining operations (the "Refinery Transactions"). This transaction, which is subject to stockholder approval, is to be effective as of January 31, 1995 as described in Note 26.

   The significant adjustments to the consolidated balance sheet reflecting the MG Settlement and the Refinery Transactions are as follows:

                                                               Adjustments
                                                     ------------------------------
                                        Historical         MG           Refinery
                                         9/30/94       Settlement     Transactions      ProForma
                                      ------------   ------------    --------------   -----------
                                                      (Unaudited)      (Unaudited)    (Unaudited)
               Assets
Current assets  ....................     $236,573      ($  68,088)      ($ 123,673)     $ 44,812
Assets held for sale, net  .........                                        62,763        62,763
Property, plant and equipment  .....      323,730                         (298,858)       24,872
Other assets  ......................       86,188           3,325          (18,587)       70,926
                                      ------------   ------------    --------------   -----------
                                         $646,491      ($  64,763)      ($ 378,355)     $203,373
                                      ============   ============    ==============   ===========

Liabilities and Stockholder's Equity
Current liabilities  ...............     $259,342      ($  39,936)      ($ 177,484)     $ 41,922
Long-term debt  ....................       51,361                                         51,361
Long-term debt-related parties  ....      248,491        (248,241)                           250
Other liabilities  .................       49,377             677          (45,552)        4,502
Equity  ............................       37,920         222,737         (155,319)      105,338
                                      ------------   ------------    --------------   -----------
                                         $646,491      ($  64,763)      ($ 378,355)     $203,373
                                      ============   ============    ==============   ===========


   The unaudited proforma consolidated financial position of the Company is based upon available information and assumes that the MG Settlement occurred as of September 30, 1994 and the Refining assets were written down to the amount of proceeds that would have been receivable pursuant to the proposed Refinery Transactions assuming an effective date of September 30, 1994. There can, however, be no assurance that the refining assets and operations will be sold or that they will be sold for the same terms as those set forth in the proposed Refinery Transaction or that the Company's actual consolidated financial position will be as set forth in the Proforma Balance Sheet pursuant to the terms of the Refinery Transactions.

NOTE 4 -- ACQUISITIONS

   As described in Note 1, on December 3, 1992, the Company acquired certain oil and gas assets from ARCO. The purchase price of $103,680 consisted of $95,934 in cash paid for assets, $5,634 cash paid for transaction costs and $2,112 in liabilities assumed. The asset acquisition was accounted for as a purchase. The Company's allocation of the purchase price is as follows:

Gas contracts  .............................    $ 61,348
Gas pipeline  ..............................      27,439
Oil and gas properties .....................      13,193
Deferred tax asset  ........................       1,700
                                              ----------
                                                $103,680
                                              ==========


   As of October 1, 1993, the Company acquired from MG an option to acquire Powerine, the owner of a 49,500 barrel per day refinery located in Santa Fe Springs, California in consideration of (i) the payment of $8,000; (ii) the assumption of a $3,027 indemnity obligation related to yield losses incurred by Powerine under a processing arrangement with MG; (iii) the assumption of a $2,675 tax indemnification to the previous owner of Powerine; (iv) the assumption of debt obligations to MG of $128,002 and other liabilities of $44,933; and (v) the payment of transaction costs of $980. In addition, the Company borrowed $2,971 from MG Trade Finance Corp. ("MGTFC"), a wholly owned subsidiary of MG, to purchase feedstocks. The acquisition was accounted for as a purchase at predecessor basis due to the significant related party relationship. The Company recorded $160,106 of refinery assets, $14,151 of other tangible assets and the remaining $13,360 of goodwill and deferred tax assets. The Company immediately exercised the option to acquire Powerine for a nominal amount, and concurrently (a) entered into the Powerine Offtake Agreement with MGRM; (b) amended Powerine's loan agreement with MGTFC; and (c) amended the Company's crude oil supply agreement with MG to include Powerine as a party. To finance the acquisition, a subsidiary company resold to MGTFC a cash participation in the revolving credit facility provided by MGTFC to IRLP.

   The results of operations of Powerine are included in the statement of operations commencing October 1, 1993.

   The following unaudited proforma results of operations assume that the aforementioned acquisitions of the ARCO assets and Powerine occurred at the inception of fiscal year 1993, that Powerine was operating under the Powerine Offtake Agreement during 1993, and that the Powerine Refinery was operating at full capacity during this period. In addition to the inclusion of actual Powerine financial results, an incremental adjustment to reflect these assumptions has been made. Such adjustment includes additional revenues of $145.6 million and net income of approximately $34.1 million pertaining to a liquid yield of 5.3 million barrels assumed during the shutdown period.

                                                        Year Ended
                                                       September 30,
                                                           1993
                                                     ---------------
                                                        (Unaudited)
Revenues  .........................................     $  999,392
Operating income  .................................     $   62,732
Net income per share before cumulative effect of a
  change in accounting principle ..................     $   67,503
Net income per share before cumulative effect of a
  change in accounting principle, fully diluted ...     $     8.92
Weighted average number of common and common
  equivalent shares outstanding, fully diluted ....      7,581,000


NOTE 5 -- RESTRICTED CASH

   Restricted cash consists of the following:

                                                      September 30,
                                                 ----------------------
                                                    1994        1993
                                                 ---------   ---------
Environmental escrow funds  ...................    $ 5,589     $ 5,514
Margin accounts related to hedging activities..                  3,360
Funds supporting letters of credit  ...........      1,365       2,873
Capital funding accounts  .....................      4,017         971
Other  ........................................      1,554         991
                                                 ---------   ---------
                                                   $12,525     $13,709
                                                 =========   =========


NOTE 6 -- TEMPORARY INVESTMENTS

   Temporary investments consist of the following:

                                September 30,
                            --------------------
                               1994       1993
                             --------   --------
Treasury bills  ........       $2,490     $7,247
Commercial paper........        1,946
                             --------   --------
                               $4,436     $7,247
                             ========   ========

   The Company invests in United States Treasury Bills with a maturity of less than 90 days and has pledged this investment as collateral for NYMEX margin activity. In addition, commercial paper purchased through a major bank has been pledged as collateral against letters of credit held by the Illinois Environmental Protection Agency ( See Note 13).

NOTE 7 -- ACCOUNTS RECEIVABLE

   Based upon past customer experiences combined with the limited number of customer accounts receivable relationships, management believes all receivables to be collectible. Accounts Receivable consists of the following:

                                               September 30,
                                          ----------------------
                                             1994        1993
                                          ---------   ---------
Natural gas marketing.  ................    $11,472     $ 9,231
Unrealized gain on forward commitments          847       2,885
Insurance claims and refunds  ..........      3,160       1,500
Oil and gas  ...........................      1,485       1,740
Income tax refunds  ....................      4,770
Refined products  ......................        342
Other  .................................        337
                                          ---------   ---------
                                            $22,413     $15,356
                                          =========   =========


NOTE 8 -- INVENTORIES

   Inventories consist of the following:

                                         September 30,
                                     ----------------------
                                        1994        1993
                                     ---------   ---------
Crude oil  ......................     $49,029     $48,241
Unfinished products  ............      19,549       7,242
Finished products  ..............       4,458
Materials and supplies...........      10,675       4,120
                                    ---------   ---------
                                      $83,711     $59,603
                                    =========   =========


NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT

   Refining property, plant and equipment consists of the following:

                                                                                 September 30,
                                                                           ------------------------
                                                                               1994         1993
                                                                           ----------   ----------
Refining plant  .........................................................    $260,379     $ 89,459
Refining plant -- capitalized turnaround costs  .........................      23,218       10,151
Land  ...................................................................      10,550           84
Precious metal catalyst  ................................................       3,338
Transportation and heavy equipment  .....................................       1,789        1,009
Maintenance and technical equipment  ....................................       1,892        1,203
Buildings  ..............................................................       1,332        1,048
Construction in progress  ...............................................      40,238       23,250
                                                                           ----------   ----------
                                                                              342,736      126,204
Less: Accumulated depreciation and amortization of capitalized
  turnaround costs ......................................................     (46,786)     (21,420)
                                                                           ----------   ----------
                                                                             $295,950     $104,784
                                                                           ==========   ==========


   Natural gas transmission consists of the following:

                                                           September 30,
                                                   ----------------------------
                                                      1994              1993
                                                    ---------         ---------
Natural gas pipeline .......................        $  27,930         $  27,909
Less: Accumulated depreciation .............           (3,395)           (1,535)
                                                    ---------         ---------
                                                    $  24,535         $  26,374
                                                    =========         =========

   Furniture, fixtures and equipment are as follows:

                                             September 30,
                                         --------------------
                                           1994       1993
                                         --------   --------
Furniture and fixtures  .............     $4,177     $2,371
Less: Accumulated depreciation ......       (932)      (502)
                                        --------   --------
                                          $3,245     $1,869
                                        ========   ========

   Gas contracts consist of the following:

                                            September 30,
                                       -----------------------
                                           1994        1993
                                       ----------   ---------
Gas contracts  ......................    $ 61,151     $61,348
Less: Accumulated amortization ......     (17,262)     (7,904)
                                       ----------   ---------
                                         $ 43,889     $53,444
                                       ==========   =========

NOTE 10 -- OIL AND GAS PROPERTIES

                                                            September 30,
                                                       ----------------------
                                                          1994        1993
                                                       ---------   ---------
Evaluated properties  ...............................    $24,153     $23,169
Less:
   Accumulated depreciation, depletion and
     amortization  ..................................     (7,910)     (5,897)
   Accumulated full cost ceiling reserve  ...........        (97)        (97)
                                                       ---------   ---------
                                                          16,146      17,175
   Undeveloped properties  ..........................                     97
                                                       ---------   ---------
                                                         $16,146     $17,272
                                                       =========   =========

NOTE 11 -- OTHER ASSETS

   Other assets consist of the following:

                                                           September 30,
                                                      -----------------------
                                                          1994        1993
                                                      ----------   ---------
Indian Offtake Agreement extension -- related party     $ 11,725     $11,550
Debt issuance costs  ...............................       2,957       3,057
Debt issuance costs -- related party  ..............       8,757       9,484
Long-term catalysts  ...............................       5,176       1,005
Long-Term Supply Agreement support -- related party          855         855
Forward Sale deferred interest and related costs  ..       7,273       7,095
Officer note receivable  ...........................         250         250
Other  .............................................       1,405       2,197
                                                      ----------   ---------
                                                          38,398      35,493
Less: Accumulated amortization  ....................     (17,658)     (5,662)
                                                      ----------   ---------
                                                        $ 20,740     $29,831
                                                      ==========   =========

   In fiscal 1993, the Company recorded $17,355 of deferred assets which reflects the fair value of the Company's common stock, warrants to purchase common stock and convertible debt issued to certain shareholders, principally MG, and their nominees. The securities were issued in consideration for debt issuances, debt extension, processing agreements and the extension of the Indian Offtake Agreement. On October 14, 1994, in conjunction with the MG Settlement, the Company wrote off all deferred assets related to the agreements terminated on that date (See Note 26).

NOTE 12 -- ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                             September 30,
                                                       ------------------------
                                                          1994           1993
                                                       ---------       --------
Interest .......................................         $   679        $ 1,866
Employee related costs .........................           7,924          2,613
Taxes, including payroll taxes .................           9,622          1,437
Stock appreciation rights ......................           4,191          3,603
Environmental ..................................           1,132            728
Other ..........................................           3,621            379
                                                         -------        -------
                                                         $27,169        $10,626
                                                         =======        =======


NOTE 13 -- ENVIRONMENTAL MATTERS

   Powerine Oil Company

   Powerine is the subject of various environmental claims, including being named as a potentially responsible party ("PRP") in three sites in California. Powerine, in consultation with outside legal counsel and environmental specialists, had recorded, prior to acquisition, a $28,000 reserve for various long-term environmental claims. This reserve was to satisfy pending and anticipated claims such as those related to such discontinued operations like former gasoline service stations and pipelines, historic offsite waste disposal sites located within the state of California, refinery groundwater contamination, and alleged impacts on nearby properties.

   Management believes that the reserve is adequate to satisfy anticipated environmental claims. However, as a PRP, Powerine's liability is joint and several. Accordingly, if another PRP should fail to fulfill its obligations, Powerine may be responsible in the future for a portion of the failing parties' obligations.

   Current year costs of $619 associated with investigations addressing underground water contamination beneath the Powerine Refinery and claims by various regulatory agencies and adjacent property owners regarding reported impacts by Powerine at various locations were expensed.

   Indian Refining Company

   In October 1989, in connection with the Illinois Environmental Protection Agency's (the "IEPA") concern over contamination from operations prior to the Company's acquisition of the Indian Refinery, Indian Refining Company ("IRC"), a wholly-owned subsidiary of the Company which then owned the Indian Refinery, signed an agreement in principle (the "Agreement in Principle") with the IEPA which requires IRC to conduct certain environmental tests to determine the nature and extent of historical contamination at the Indian Refinery, to develop remediation plans as necessary for the contamination revealed by the testing, and to provide up to $1,000 of financial security until the work is completed.

   In April 1990, IRC sold the Indian Refinery's operating assets to IRLP. In conjunction with the transfer, IRLP is required to make payments of $1,000 to IRC annually for eight years to be used for environmental assessment and testing. IRC is required to use such payments to conduct the required environmental assessment and testing. IRLP recorded this liability of $5,170, the present value of such payments discounted at 12.5%.

   Since April 1990, IRC has incurred expenses of $1,644 to conduct the required environmental assessments and testing. IRC's accrued environmental compliance cost liability was $3,526 at September 30, 1994, representing the best estimate of future costs to be incurred. Until further environmental testing and assessment is completed, management cannot determine if environmental expenditures will be required in excess of those already accrued.

   Indian Refining Limited Partnership

   Included in accrued expenses (See Note 12), IRLP has incurred $1,132 of costs associated with disposal of existing hazardous waste.

NOTE 14 -- DEBT

   On October 14, 1994, a significant amount of the Company's debt was exchanged with or assumed by MG (See Notes 3 and 26).

   In connection with its acquisition of IRLP, the Company arranged for financing through a financial institution for senior mortgage debt (the "Senior Mortgage Debt"). This financing, in combination with credit agreements put in place with MG, were believed to be adequate to fund the acquisition and start-up period. As described in Note 1, the Company encountered significant difficulties in starting the Indian Refinery and additional funding was necessary. This funding was provided by MG and its subsidiaries primarily in the form of working capital and capital expenditure advances as well as debt accrued under the Indian Processing Agreements. In conjunction with the Powerine acquisition on October 1, 1993 (See Note 4), a preexisting loan agreement between Powerine and MGTFC ("Powerine Loan Agreement") was modified and Powerine's existing balance of $128,002 of credit agreements with MGTFC was assumed by the Company.

   Long-term debt consists of the following:
                                                           September 30,
                                                 ------------------------------
                                                    1994                1993
                                                 ----------          ----------
Senior Facility ........................          $  73,041           $  89,594
GECC Loan ..............................             60,117              79,141
Other ..................................              2,500                 665
                                                  ---------           ---------
                                                    135,658             169,400
Less: Current portion ..................            (84,297)            (25,344)
                                                  ---------           ---------
                                                  $  51,361           $ 144,056
                                                  =========           =========

   Long-term debt-related party consists of the following:

                                                          September 30,
                                                    -------------------------
                                                        1994         1993
                                                    ----------   -----------
Credit agreements  ...............................    $168,130     $  37,375
MGTFC Subordinated Loan  .........................       9,441         7,932
MGTFC Subordinated Note  .........................      72,281        70,000
Revolving Credit Facility  .......................      26,861        27,609
Convertible Debenture  ...........................       5,500         5,500
Cash Participations  .............................     (23,748)     (118,796)
                                                    ----------   -----------
                                                       258,465        29,620
Less: Current portion, net of cash participations       (9,974)      (12,915)
                                                    ----------   -----------
                                                      $248,491     $  16,705
                                                    ==========   ===========

  SENIOR FACILITY

   On May 27, 1993, IRLP entered into a $120,000 senior loan facility (the "Senior Facility") with a third party financial institution, Societe Generale ("SocGen"). The Senior Facility was used to (a) repay the Senior Mortgage
Debt, (b) repay MGTFC for certain advances made for capital expenditures, (c) repay certain subordinated debt owing by IRLP to MGTFC, (d) repay MGTFC for certain advances made to IRLP for capital expenditures, and (e) provide IRLP with funds for capital projects designed to enable the Indian Refinery to comply with the 1990 Clean Air Act and to expand its capacity. The right of IRLP to draw down on the Senior Facility terminates on June 30, 1996. The
Senior Facility matures on May 31, 2000, and is payable, in arrears, in twenty-six quarterly installments which commenced December 31, 1993. In addition, IRLP is required to make certain prepayments of its obligations under the Senior Facility if IRLP generates excess cash flow, as defined in the loan agreement. Interest on the advances under the Senior Facility is computed, at IRLP's election, based upon one of three base rates plus an applicable margin, which may decline over the life of the loan if certain tests are met. On June 7, 1993 the Company entered into a four year rate cap agreement with the Senior Facility lender which places an 8% per annum interest rate ceiling on the loans. In addition, IRLP was required to pay a commitment fee of .0375% on the unused portion of the facility.

   The Company received notice from SocGen that IRLP is in default of several covenants contained in the Senior Facility, under which $73,041 is outstanding at September 30, 1994. The defaults in question relate primarily to the financial and other problems of MG AG and its United States subsidiaries. SocGen has also formally notified the Company that no further borrowings will be allowed under the Senior Facility at which time the commitment fee was waived. Notwithstanding the defaults, IRLP has paid all principal, interest and other amounts owing under the Senior Facility on a current, timely basis. During September, the Company determined that a prepayment obligation existed since IRLP had generated significant excess cash flows. This obligation combined with the mandatory quarterly payment resulted in a payment due of $21,597. In conjunction with the MG Settlement, MG agreed to assume all of IRLP's obligations to SocGen under the Senior Facility. As such, MG and SocGen agreed that MG would fund $10,000 during September 1994 and that $11,597 would not be subject to the rate cap and would be converted to the prime interest rate plus one point (8.75%) and be settled by October 14, 1994. Interest on the balance of the debt obligations is based upon the Eurodollar rate plus 1.75% (6.8% at September 30, 1994) (See Note 26).

   MG has an option to purchase all outstanding obligations under the Senior Facility at any time. The Senior Facility contains covenants prohibiting debt, liens, distributions on stock, certain corporate transactions including cash distributions to the Company other than those related to management fees, income taxes and other matters. The Senior Facility is secured by the Indian Refinery's real property, fixed assets and a percentage of accounts receivable, as well as by a second lien on inventory and the remaining accounts receivable. On October 14, 1994, MG assumed IRLP's obligations to SocGen (See Note 26).

  SENIOR MORTGAGE DEBT

   In connection with obtaining the new Senior Facility, IRLP repaid the previous Senior Mortgage Debt in full. As part of that transaction, IRLP paid MG the $3,600 prepayment earned as consideration for certain guarantees provided by MG for the Senior Mortgage Debt. The debt bore interest at the one-month LIBOR rate plus 5.0% and was payable quarterly in arrears.

   IRLP wrote off $2,680 of unamortized debt issuance costs related to the Senior Mortgage Debt as of September 30, 1992.

  MGTFC BRIDGE LOAN, GECC LOAN AND MGTFC SUBORDINATED LOAN

   As described in Note 1, on December 3, 1992, the Company through its subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("CEC Gas Marketing"), Castle Texas Pipeline Limited Partnership ("Castle Texas Pipeline") and Castle Texas Production Limited Partnership ("Castle Production"), acquired certain oil and gas assets from ARCO. The Company obtained a loan from MGTFC to make the initial $6,250 deposit to ARCO (the "Deposit Note"). The Deposit Note bore interest at 9% and was secured by the deposit and the stock of a subsidiary of the Company. Upon the closing of the ARCO acquisition on December 3, 1992, the purchase price was financed by an aggregate $100,500 term loan from MGTFC bearing interest at 9% (the "MGTFC Bridge Loan"). In connection with this financing, the Company paid MGTFC $3,206 as a loan syndication and advisory fee.

   On September 2, 1993, the Company refinanced a substantial portion of the MGTFC Bridge Loan with General Electric Capital Corporation ("GECC"). Under the terms of the GECC financing, GECC made an $80,000 senior secured loan
(the "GECC Loan") to CEC Gas Marketing and Castle Texas Pipeline which was used to repay the majority of the MGTFC Bridge Loan. MGTFC provided a subordinated loan (the "MGTFC Subordinated Loan") for the balance of the existing MGTFC Bridge Loan of approximately $8,000 bearing interest at 9%.
The MGTFC Subordinated Loan was cancelled on October 14, 1994 as part of the MG Settlement (See Note 26). The GECC Loan bears interest at a fixed rate of 8.33%. Interest payments and principal amortization will be made on a monthly basis in an amount equal to the greater of a pre-established amortization schedule or 90% of the combined net cash flow of CEC Gas Marketing and Castle Texas Pipeline. Such net cash flow also includes the gas sales revenues from Castle Production, less a fixed allowance for operating and other expenses. Both the GECC Loan and the MGTFC Subordinated Loan contain various representations, warranties and covenants. GECC has a first security interest in the assets of CEC Gas Marketing and Castle Texas Pipeline as well as a pledge of the partnership interests and capital stock of the general and limited partners of these partnerships. In consideration for making the MGTFC Subordinated Loan, the Company granted MGTFC a 20% interest in the net profits of certain partnerships, which interest will become effective after the repayment of the GECC Loan and the MGTFC Subordinated Loan, and the payment of the $20,000 due to MGNG under the Net Cash Flow Agreement, as defined in Note 23. In conjunction with the October 14, 1994 restructuring, the Net Cash Flow Agreement and the 20% interest in the net profits of certain partnerships agreements were terminated prior to the time any amounts were paid under any of such agreements (See Note 26).

  CREDIT AGREEMENTS -- RELATED PARTIES

   The principal due under credit agreements with related parties consists of the following:

                                                            September 30,
                                                       ------------------------
                                                           1994         1993
                                                        ----------   ----------
Loans from MGTFC .................................       $167,880       $ 34,625
Loans from stockholders of the Company ...........            250          2,750
                                                         --------       --------
                                                         $168,130       $ 37,375
                                                         ========       ========

   As a result of the Powerine acquisition (See Note 4) effective October 1, 1993, the Company assumed an additional $128,002 of debt to MGTFC. As of September 30, 1994, the Company and Powerine had outstanding debt obligations to MGTFC of $34,625 and $133,255, respectively. (See Powerine Loan Agreement, as defined below).

   The Company's loans from MGTFC (the "MGTFC Credit Agreement") are secured by a pledge of the promissory note issued by Terrapin Resources, Inc. ("Terrapin"), a collateral assignment of the Terrapin pledge agreement and a collateral assignment of a second lien on the assets of IRLP. At September 30, 1994, the book values of the related exploration and production assets and the Indian Refinery plant were approximately $5,243 and $121,032, respectively.

   The aggregate principal amount of the MGTFC Credit Agreement is due and payable on the later of December 31, 1996 or the date upon which the Senior Facility is repaid in full. Principal is divided into two tranches; tranche A is in the amount of $8,000 which bears interest initially at the prime rate plus 1%, escalated each June 30 and December 31 beginning on December 31, 1993 by another 2%, to a maximum of prime plus 6% (12.75% at September 30, 1994); and tranche B is in the amount of $26,625 which bears interest at the twelve month LIBOR rate, determined annually on June 30, plus 1/2% (6.31% at September 30, 1994).

   Interest is payable annually in arrears on December 31. The Company can elect to pay interest in cash or common stock. MGTFC can also elect to capitalize interest on the loan in the event that the Company elects to pay interest in common stock rather than in cash. During fiscal 1994, the Company paid MGTFC $1,200 of accrued interest and during fiscal 1993, the Company paid MGTFC $7,734 related to principal, previously capitalized interest and accrued interest. On October 14, 1994, the MGTFC Credit Agreement was terminated at which time the $36,300 of principal and accrued interest owing thereunder was exchanged as part of the MG Settlement (See Note 26).

   On December 11, 1991, two stockholders loaned the Company a total of $2,750. The stockholder loans mature on June 30, 1996 and earn interest at the twelve month LIBOR rate, determined annually on December 11, plus 1/2% (4.25% at September 30, 1994). Interest is payable annually on December 31 of each year and at maturity of the stockholder loans. The Company may elect to pay interest in either cash or common stock. Should the Company elect to pay interest in common stock, the lenders may, independently, elect to capitalize interest in lieu of accepting common stock. The Company issued 110,000 shares of its stock as consideration for making these loans. During fiscal 1994, the Company paid the two stockholders accrued interest of $130. During fiscal 1994, one of the two stockholders sold all of their shares in the Company. The debt related to this stockholder has been reclassified as third party debt. During November 1994, the Company received notice from the former stockholder that the consummation of the MG Settlement may have constituted an event of default (See
Note 26).

  POWERINE LOAN AGREEMENT

   Powerine and MGTFC entered into the Powerine Loan Agreement dated as of February 2, 1992, which was amended and restated on October 1, 1993.

   The Powerine Loan Agreement provides for a revolving credit facility and a term loan facility. Under the revolving loan portion of the Powerine Loan Agreement, Powerine may obtain up to $115,000 of cash advances or letters of credit for the purchase of feedstocks, for commitments to finance the purchase of feedstocks pursuant to the MG Supply Agreement, for the purchase of petroleum products in connection with exchange or hedging contracts, to pay or satisfy bonding or other requirements of public utilities and/or government entities, for general working capital purposes and for the payment of a management fee to the Company. The revolving loan portion of the Powerine Loan Agreement bears interest at the overnight Eurodollar rate plus 1/2% (5.44% at September 30, 1994) and as amended on October 14, 1994, terminates on March 31, 1995. There was no outstanding debt at September 30, 1994 related to the revolving credit facility.

   The term loan portion of the Powerine Loan Agreement was used by Powerine to repay all existing obligations and indebtedness of Powerine to MGRM and to provide funds for working capital purposes. The term loan portion of the Powerine Loan Agreement is divided into three tranches. Tranche A is in the principal amount of $90,000, of which $89,255 was outstanding at September 30, 1994, and bears interest at the one month LIBOR rate, determined on the first of the month, plus 3/4% (5.56% at September 30, 1994). Tranche B is in the principal amount of $44,000 and bears interest at the one month LIBOR rate, determined on the first of the month, plus 2 1/4% (7.06% at September 30, 1994). Tranche C is in the principal amount of $35,000 and bears interest at the one month LIBOR rate, determined on the first of the month, plus 2% and is available to be used for a sulfuric acid alkylation unit if various specified conditions are met and for certain other environmental compliance projects.

   There were no borrowings under Tranche C at September 30, 1994. Principal under each of the tranches is due and payable on September 30, 1997.

   The Powerine Loan Agreement includes various representations, warranties and covenants, including covenants restricting liens, debt, distributions on stock and certain corporate transactions. The Powerine Loan Agreement is secured by liens on Powerine's real and personal property, as well as by Powerine's futures accounts at MG Futures, Inc., a wholly-owned subsidiary of MG. The Company has guaranteed Powerine's obligations under the term portion of the Powerine Loan Agreement and has agreed to guarantee up to an additional $15,000 of revolver indebtedness. On October 14, 1994, the term loan portions of the loan were terminated, at which time the $133,600 of principal and accrued interest owing thereunder was forgiven ( See Note 26).

  POWERINE OFFTAKE SUBDEBT

   Under the terms of the Powerine Offtake Agreement, MGRM is required to purchase substantially all of Powerine's refined products. In the event that Powerine delivers any non-spec products to MGRM, then Powerine will be deemed to have incurred debt to MGRM ("Powerine Offtake Subdebt") in an amount equal to the difference in value between the non-spec product delivered and product which would have met industry specifications. No Powerine Offtake Subdebt has accrued as of September 30, 1994. Any Powerine Offtake Subdebt that accrues will be represented by a subordinated note (the "Powerine Offtake Note") in favor of MGRM. The Powerine Offtake Note is secured by Powerine's real property and fixed assets. Pursuant to the terms of the MG Settlement, the Powerine Offtake Agreement terminates on February 1, 1995 (See Note 26).

  REVOLVING CREDIT FACILITY

 February 1, 1992 through May 26, 1993

   The Revolving Credit Facility provided funding for IRLP's (a) acquisition of feedstocks, (b) day-to-day operations, (c) up to $13,500 of capital expenditures for the Indian Refinery, (d) repayment of debt due to MGRM under the Indian Processing Agreement, (e) the cost of margin requirements in hedging, (f) debt service payments to the senior mortgage lender and

(g) installment obligation payments to Indian Refining Company. Pursuant to the terms of the Revolving Credit Facility, a total letter of credit commitment of $180,000 and an advance commitment of $115,000 were available to IRLP. The total of advances, including working capital loans, permitted under the facility was further limited to a stipulated collateral base equal to the net stipulated values of certain IRLP assets less the stipulated values of certain IRLP liabilities plus $90,900.

   Commitments under the Revolving Credit Facility were secured by (a) all of IRLP's current assets, except certain restricted funds applicable to the Senior Mortgage Debt and (b) a junior lien on the Indian Refinery.

 May 27, 1993 Through September 30, 1994

   On May 27, 1993, the Revolving Credit Facility was amended to (a) increase the amount of the Revolving Credit Facility to an amount up to $362,000 and
(b) segregate the $70 million of the existing facility which represented the amount previously owing to MGRM under the Indian Processing Agreement into a subordinated note (discussed below). As of September 30, 1994, the total commitment available was equal to $245,000. Of this amount, and subject to a defined borrowing base, up to 60% of the total commitment is available to be drawn as advances and 80% of the total commitment is available to be used for letters of credit. The Revolving Credit Facility was further amended on October 1, 1993 to extend the termination date for the commitments to finance and the letters of credit to September 30, 1997. All outstanding advances, letters of credit and commitments to finance cannot exceed the total commitment in effect at any time. The total commitment increases up to $362,000 under certain conditions. At September 30, 1994, $43,140 was available for additional advances, and letters of credit of $79,501 and commitments to finance of $942 were outstanding. The Revolving Credit Facility contains provisions allowing a $20,000 working capital deficit, as defined in the agreement and restricting debt, liens, distributions on stock, and certain corporate transactions including restrictions on payments of dividends to the Company. The Revolving Credit Facility, as amended on October 14, 1994, terminates on March 31, 1995.

   The Revolving Credit Facility is secured by a first lien on a portion of inventory and accounts receivable and a second lien on the remaining inventory, accounts receivable, real estate and personal property. In addition, the Company must pay certain fees in connection with the issuance of letters of credit and other administrative fees. Those fees aggregated $1,415 for the year ended September 30, 1993 and $1,364 for the year ended September 30, 1994. Interest on the Revolving Credit Facility is due monthly based on the overnight Eurodollar rate plus 1/2% (5.44% at September 30, 1994). On October 14, 1994, the Revolving Credit Facility was amended (See
Note 26).

  MGTFC SUBORDINATED NOTE

   IRLP executed a subordinated note (the "MGTFC Subordinated Note") in favor of MGTFC dated May 27, 1993 in the aggregate principal amount of $70,000 which represents indebtedness previously owing to MGRM under the Indian Processing Agreement. During fiscal 1994, IRLP borrowed an additional $2,281. The MGTFC Subordinated Note bears interest at a rate equal to the 90 day LIBOR rate, determined daily, plus 3% (8.5% at September 30, 1994). The entire principal amount of the MGTFC Subordinated Note is due, under certain circumstances, upon the later of December 31, 1996 or the date upon which the Senior Facility has been paid in full. On October 14, 1994, the MGTFC Subordinated Note was terminated, at which time $76,400 of principal and accrued interest owing thereunder was forgiven (See Note 26).

  INDIAN OFFTAKE SUBDEBT

   Under the terms of the Indian Offtake Agreement, MGRM is required to purchase all of IRLP's refined products. In the event that IRLP delivers any non-spec products to MGRM, then IRLP will be deemed to have incurred debt to MGRM ("Indian Offtake Subdebt") in an amount equal to the difference in value between the non-spec product delivered and product which would have met industry specifications. No Indian Offtake Subdebt has accrued as of September 30, 1994. Any Indian Offtake Subdebt that accrues will be represented by a subordinated note (the "Indian Offtake Note") in favor of MGRM. The Indian Offtake Note is secured by IRLP's real property and fixed assets. Pursuant to the terms of the MG Settlement, the Indian Offtake Agreement will terminate on February 1, 1995 (See Note 26).

  CONVERTIBLE DEBENTURE

   The Company issued MG a debenture with a face amount of $5,500 (the "Convertible Debenture") in conjunction with the restructuring of its offtake and debt agreements. The note bears interest at the ninety day LIBOR rate, determined annually on May 12 (4.81% at September 30, 1994), and matures on December 31, 1996. However, MG has the option to convert the principal of the note into 500,000 shares of the Company's common stock after April 30, 1994 until the expiration of the conversion feature on May 31, 1995. On October 14, 1994, the Convertible Debenture was cancelled (See Note 26).

  MGTFC PRODUCTION LOAN

   On September 30, 1993, Castle Production and MGTFC entered into a term loan (the "MGTFC Production Loan") of up to $52,000 to Castle Production, $47,000 of which is available to be drawn until December 31, 1996 to finance additional drilling and well completions, and $5,000 of which is available to finance the acquisition of additional interests in its wells. The MGTFC Production Loan bears interest at the prime rate plus 1% and will be amortized through the application of 100% of Castle Production's net cash flow. The $5,000 acquisition loan matures on September 30, 1998, and the development loan matures five years after Castle Production's first drawdown under the development loan. There were no borrowings on the loan at September 30, 1994.

   In connection with the MGTFC Production Loan, MGTFC and Castle Production entered into a swap agreement (the "Swap") with MG under which, during a term ending May 31, 1999, Castle Production is required to pay MG the current market price that Castle Production is being paid at the wellhead for its production from the Oak Hill Field and MG is obligated to pay Castle Production a fixed price for the gas produced. The payment obligations under the Swap were designed to correspond to the development and physical deliveries of gas by Castle Production under its gas contracts.

   In consideration for the MGTFC Production Loan, Castle Production has agreed to grant MGTFC rights to 50% of Castle Production's net cash flow, commencing on the date on which the MGTFC Production Loan is repaid. In addition, in the five year period commencing on September 30, 1993 (the "Initial Period"), MGTFC will receive a marketing fee of $.35 per MMBtu of gas produced by Castle Production in lieu of the 50% interest.

   On October 14, 1994, the MGTFC Production Loan, the Swap and the 50% net cash flow interest agreements were terminated prior to the time when any amounts were paid to MGTFC (See Note 26).

  CASH PARTICIPATIONS

   In conjunction with the Forward Sale Contract (see Note 15), on September 29, 1993 the Company utilized $118,796 of the cash proceeds to purchase participations in the MGTFC Credit Agreements, the Revolving Credit Facility and the Subordinated Loan. During the year ended September 30, 1994, the Company purchased additional participations with funds obtained from the stock offering. In addition, participations were utilized to acquire Powerine Oil Company, to finance margin requirements, to acquire the Company's common stock and to purchase crude oil related to the Forward Sale Contract (See Notes 3 and 15). As the right of offset exists, the remaining participations are shown as a reduction of debt on the Consolidated Balance Sheets. On October 14, 1994, all remaining cash participations were exchanged as part of the MG Settlement (See Note 26).

  MATURITIES

   The scheduled maturities of long-term debt outstanding as of September 30, 1994, after giving retroactive effect to the MG Settlement (see Note 26), are as follows:

            For the Year Ending September 30,
            --------------------------------
            1995  ........................     $11,256
            1996  ........................      23,385
            1997  ........................      28,226
                                             ---------
                                               $62,867
                                             =========

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

  FORWARD SALE CONTRACT

   On September 28, 1993, IPLP entered into a forward sale contract (the "Forward Sale Contract") pursuant to which in exchange for a prepayment of $120 million, IPLP sold specified quantities of crude oil to Percolin Limited ("Percolin") for delivery over a 12-month period commencing March 1994. Pursuant to the terms of the MG Settlement, MGRM agreed to supply all crude oil necessary to meet IPLP's delivery obligations under the Forward Sale Contract. In addition and with the agreement of Percolin, the MG Settlement provided for the extension of IPLP's delivery obligations through July 1995 (See Note 26).

  OPERATING LEASE COMMITMENTS

   The Company has the following noncancelable operating lease commitments at September 30, 1994:

  For the Year Ending September 30,
  ---------------------------------
   1995  .........................    $2,103
   1996  .........................     1,722
   1997  .........................     1,456
   1998  .........................     1,296
   1999  .........................     1,074
   Thereafter  ...................        85
                                    --------
                                      $7,736
                                    ========

   Rent expense for the years ended September 30, 1994, 1993 and 1992 was $2,718, $1,095, and $1,059, respectively.

  COMPENSATION OBLIGATIONS

   As of September 30, 1994, the Company has an obligation to fulfill employment agreements with several of its employees. These obligations are as follows:

 For the Year Ending September 30,
 ---------------------------------
   1995  ........................    $2,665
   1996  ........................     2,002
   1997  ........................       422
                                   --------
                                     $5,089
                                   ========

   Under the terms of the employment agreements in effect as of September 30, 1994, certain officers are entitled to bonuses to the extent earnings of certain subsidiaries, as defined, exceed certain thresholds. For the years ended September 30, 1994, 1993, and 1992, no bonuses were accrued.

  LETTERS OF CREDIT

   At September 30, 1994, the Company and its subsidiaries had issued or guaranteed letters of credit as follows:

                    Description                      Amount      Expiration
- - -------------------------------------------------    --------  ------------
Crude oil purchasing  ............................  $114,807   Various
Oil and gas drilling operating and plugging bonds        359   September 1995
Compensation obligation security  ................       100   November 8, 1994
Security for IEPA obligations (See Note 13)  .....     2,992   September 1995
Refinery other  ..................................     1,250   Various
                                                    --------
                                                    $119,508
                                                    ========

  Long-Term Supply Commitments

   On September 25, 1992, IRLP entered into a commitment for the supply of 13,000 barrels per day of certain Caroline condensate to the Indian Refinery over a ten year term (the "Long-Term Supply Agreement"). As part of the agreement, MGRM agreed to provide certain performance assurances with respect to IRLP's obligations in consideration for the Company's issuance of 300,000 shares of its stock to MGRM's nominees. During the years ended September 30, 1994 and 1993, the Company purchased $50,279 and $24,600, respectively under this contract. Subsequent to September 30, 1994, the supplier filed a lawsuit against IRLP related to the Long- Term Supply Agreement (See Note 26).

   In addition, the Company has a gas purchase agreement with MGNG (See Note
23).

   Aggregate future commitments under these two long-term supply commitments are as follows:

 For the Year Ending September 30,
 ---------------------------------
   1995  ........................    $108,346
   1996  ........................     107,466
   1997  ........................     106,506
   1998  ........................     107,004
   1999  ........................      83,265
   Thereafter  ..................     204,324
                                   ----------
                                     $716,911
                                   ==========

  MANAGEMENT AGREEMENTS

   The Company has two long-term management agreements with Terrapin Resources, Inc. (See Note 23). Obligations under these agreements are as follows:

 For the Year Ending September 30,
- - ----------------------------------
   1995  ........................   $  581
   1996  ........................      530
   1997  ........................      396
   1998  ........................      412
   1999  ........................      283
                                   -------
                                    $2,202
                                   =======

  CREDIT AND HEDGING RISKS

   During the period from November 1990 to January 31, 1991, when IRLP processed crude oil for its own account, IRLP was subject to inherent credit risks related to its customers and to performance risks related to its hedging program, which included options and futures contracts for the purchase and sale of crude oil. Effective February 1, 1991, IRLP began processing crude oil for the account of MGRM pursuant to the Processing Agreement and credit risk was substantially reduced. However, IRLP indemnified MG for certain losses in this period, including hedging losses. In February 1992, IRLP entered into a Supply Agreement with MG and the Indian Offtake Agreement with MGRM which substantially reduced IRLP's credit and hedging risks.

   Virtually all of the Company's sales were to MG or Lone Star under long-term contracts. Accordingly, the Company's credit risk is concentrated in two customers. At September 30, 1994, the receivables from these customers were $19,698 and $11,472, respectively.

   Due to the pricing structure under the Indian and Powerine Offtake Agreements, IRLP and Powerine are not subject to the same extent of refining margin risk that most other refiners face. If refining margins are high (relative to historic averages), the price received by IRLP and Powerine for refined products may be less than those obtainable in the market. Conversely, if refining margins are low, the price received by IRLP and Powerine for refined products is likely to be higher than those obtainable in the market.

   The Forward Sale Contract requires the Company to supply approximately $57,600 of crude oil to a third party over the next ten months. The Company has entered into hedging transactions with respect to this commitment. On October 14, 1994, the Company's obligations under the Forward Sale Contract were assumed by MG (See Note 26).

   Additionally, the Company supplies a substantial portion of its natural gas to only one customer -- Lone Star. Approximately 17% of Lone Star's requirements under the Lone Star Contract are supplied from wells operated by the Company. The balance of these requirements are purchased from MGNG pursuant to a gas purchase contract. If MGNG were to fail to perform its obligations under this contract, there could be no assurance that the Company could fulfill its obligations under the Lone Star Contract in a manner which would permit the Company to maintain its current profit margin on sales of natural gas.

  LEGAL PROCEEDINGS

   The Company is also subject to other matters in the ordinary course of business which management believes will not have a material impact on future results of operations.

NOTE 16 -- EMPLOYEE BENEFIT PLANS:

   The Company does not sponsor any employee benefit plans; however, employee benefit plans of the Company's consolidated group are maintained by IRLP and Powerine.

  DEFINED BENEFIT PENSION PLAN:

   IRLP established a defined benefit retirement plan (the "IRLP Retirement Plan") commencing January 1, 1991. All employees of IRLP on January 1, 1991, including officers, are eligible for benefits under the IRLP Retirement Plan and all employees joining IRLP after January 1 are eligible after attaining
20.5 years of age and six months of service with IRLP. During the 1994 fiscal year, employees of Indian Powerine LP ("IPLP") were included in the IRLP Retirement Plan.

   The charge against operations for the years ended September 30, 1994, 1993 and 1992 was $1,280, $716, and $573 respectively.

   Net periodic pension cost included the following components:

                                                  Year Ended September 30,
                                                ----------------------------
                                                   1994      1993      1992
                                                --------   -------    ------
       Cost of benefits earned during the
        period.  .............................    $1,165     $ 694     $602
       Interest cost on projected benefit
        obligation  ..........................       206        95       48
       Actual return on assets ...............      (185)     (263)     (52)
       Net amortization and deferral .........        94       190      (25)
                                                  ------   -------    ------
       Net periodic pension cost .............    $1,280     $ 716     $573
                                                  ======   =======    ======

   Significant assumptions used in the actuarial calculations were as follows:

  Discount rate ...........................     8.5%       7.0%        8.0%
  Rate of increase in compensation level ..     6.0%       6.0%        6.0%
  Expected long-term rate of return on
   assets  ................................     9.0%       9.0%        9.0%

   A reconciliation of the plan's funded status to amounts included in the consolidated balance sheet follows:

                                                                       September 30
                                                          -------------------------------------
                                                              1994         1993         1992
                                                          ----------   ----------    ----------
Actuarial present value of benefit obligations:
   Vested benefit obligation  ..........................    $    (19)    ($    20)     $   (24)
                                                          ==========   ==========    ==========
   Accumulated benefit obligation  .....................    ($ 1,416)    ($ 1,108)     ($  611)
                                                          ==========   ==========    ==========
   Projected benefit obligation  .......................    ($ 3,085)    ($ 2,421)     ($1,250)
Plan assets at fair value  .............................       1,857        1,401          899
                                                          ----------   ----------    ----------
Projected benefit obligation (in excess of) plan assets       (1,228)      (1,020)        (351)
Unrecognized net gain (loss)  ..........................        (451)         229           24
Unrecognized prior service cost  .......................          44          163          176
                                                          ----------   ----------    ----------
Pension liability recognized in the consolidated
  balance sheets .......................................    ($ 1,635)    $   (628)     ($  151)
                                                          ==========   ==========    ==========

   Employees are generally entitled to an annual retirement benefit based on their average earnings. Plan assets were invested in money market funds and short-term investments.

  DEFINED CONTRIBUTION PLAN

   Powerine maintains a defined contribution plan (the "Powerine Retirement Plan") for the majority of its employees. Powerine makes contributions to the retirement plan at the end of each plan year equal to 2.5 percent of each participant's compensation equal to or less than the social security taxable wage base ("Wage Base"), plus 5 percent of the participant's compensation in excess of the Wage Base, subject to certain limitations. Contributions are invested in various investments as directed by the Powerine Retirement Plan's administrative committee, primarily combinations of common trust funds. Powerine's contribution to the Powerine Retirement Plan for the year ended September 30, 1994 approximated $484.

  401(K) PLANS

 IRLP

   IRLP sponsors a tax savings 401(k) plan (the "IRLP 401(k) Plan") for its employees. Employees hired prior to January 1, 1991 became eligible to participate in the IRLP 401(k) Plan when hired. Employees hired during the period from January 1, 1991 to January 31, 1991 became eligible to participate in the IRLP 401(k) Plan on July 1, 1991 (if still employed). All employees hired after January 31, 1991 become eligible to participate in the IRLP 401(k) Plan on the January 1 immediately following the date on which the employee has completed 500 hours of eligible service in a six-month period. During fiscal 1994 the plan was expanded to include employees of IPLP and the Company.

   Employees participating in the IRLP 401(k) Plan may authorize IRLP to contribute up to 15% of their gross compensation to the IRLP 401(k) Plan. IRLP will match such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the IRLP 401(k) Plan may not exceed thresholds set by the Secretary of the Treasury. During the years ended September 30, 1994, 1993 and 1992, the Company and its subsidiaries' contributions to the IRLP 401(k) Plan aggregated $467, $393 and $328, respectively.

 Powerine

   Powerine sponsors a 401(k) plan (the "Powerine 401(k) Plan") for the majority of its employees. Under the terms of the plan, Powerine will match 50% of the voluntary employee contributions to the plan up to a maximum of 6% of the participant's compensation. Contributions are invested in various combinations of common trust funds comprising the investment options available to and directed by the participant. For the year ended September 30, 1994, Powerine's contributions to the plan were $282.

  POST RETIREMENT BENEFITS

   Neither the Company nor its subsidiaries provide any other post retirement benefits to employees.

NOTE 17 -- STOCKHOLDERS' EQUITY

   In June 1992, the directors of the Company issued 300,000 stock appreciation rights to the then President and several other key employees of MGRM. Under the terms of the related agreement the recipients are entitled to cash compensation equal to the difference between the common stock price per share of common stock and $5.00 with respect to an aggregate of 300,000 stock appreciation rights. The appreciation rights were effective June 1, 1992 and expire June 1, 1997.

   Effective November 18, 1992, the Company issued 300,000 shares of its common stock to certain nominees of MGRM, including three individuals who were at that time directors of the Company, in return for MGRM's agreeing to provide performance assurances of IRLP's obligations in conjunction with IRLP's long- term supply agreement for Caroline condensate (See Note 15).

   In connection with the May 1993 extension and restructuring of the Indian Offtake Agreement, the Revolving Credit Facility, the Subordinated Note, the MGTFC Credit Agreement and the provision by MG AG and MG of support agreements required by the senior lender under the Senior Facility, on May 11, 1993, the Company issued 1 million shares of the Company's common stock to MG, 7-year warrants to purchase 1,975,000 shares of the Company's common stock at a purchase price of $11.00 per share to MG and/or its nominees; and a $5,500 convertible debenture to MG with a maturity of December 31, 1996, with interest at the 90-day LIBOR rate, determined annually on May 12, and the right to convert principal after April 30, 1994 but prior to May 31, 1995 into the Company's common stock at a conversion price of $11.00 per share.

   The value of the securities issued was based upon the estimated fair value of such securities and was recorded as deferred assets and was amortized over the lives of the related agreements.

   On December 2, 1993, the Company consummated a public offering of its common stock. Pursuant to the terms of the offering, the Company sold 2,800,000 shares of common stock to the public and 700,000 shares of common stock to MG at a gross offering price of $15.00 per share. The offering resulted in aggregate net proceeds to the Company of $48,178. Of such amount, $30,800 was used to pay down various debt obligations of the Company owed to MGTFC. The remainder of such amount has been and will continue to be available for other uses. As a result of the offering, MG's percentage ownership of the Company's common stock was reduced from approximately 49% to approximately 41%. All treasury stock of the Company was reissued in conjunction with the offering.

   On April 21, 1994, the Board of Directors of the Company adopted a Stockholder Rights plan under which one preferred stock purchase right has been distributed for each outstanding share of the Company's common stock. Each right will initially entitle holders of common stock to buy one-hundredth of one share of a new series of preferred stock at an exercise price of $35.00. The rights will be exercisable only if a person or group, without the prior approval of the Company's Board of Directors, acquires 15% or more of the outstanding common stock or announces a tender offer as a result of which such person or group would own 15% or more of the common stock. MG, which owned approximately 41% of the outstanding common stock at that time, is exempted from this 15% test as long as it does not increase its holdings over approximately 42% of the common stock or directly or indirectly transfer its holdings to someone else. If a person to whom these provisions apply becomes a beneficial owner of 15% or more of the outstanding common stock, each right (other than rights held by such acquiring person) will also enable its holder to purchase common stock (or equivalent securities) of the Company having a value of $70.00 for a purchase price of $35.00. In addition, if the Company is involved in a merger or other business combination with another entity, at or after the time that any person acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at $35.00 per right, common shares of such other entity having a value of $70.00

   On September 9, 1994, the Company acquired and cancelled 3,600,000 shares of its common stock from MG. On October 14, 1994, 969,000 shares of common stock were surrendered by MG and cancelled by the Company, reducing MG's ownership of the Company's common stock to zero. In addition, the convertible debenture and certain warrants were surrendered (See Note 26).

NOTE 18 -- STOCK OPTIONS AND WARRANTS

   Option and warrant activities during each of the three years ended September 30, 1994 are as follows (in whole units):

                                                                                  Non-       Incentive
                                                                 Incentive     Qualified        Plan         Other
                                                  Warrants        Options       Options       Options       Options     Total
                                               -------------   -----------    -----------   -----------   ----------  ----------
Outstanding - October 1, 1991  ..............         55,000       66,000        230,000                      21,500    372,500
Issued  .....................................                      35,000         95,000                      45,000    175,000
Exercised  ..................................        (35,000)                                                           (35,000)
Expired  ....................................                                    (22,500)                    (11,500)   (34,000)
                                               -------------   -----------    -----------   -----------   ----------  ----------
Outstanding - September 30, 1992  ...........         20,000      101,000        302,500                      55,000     478,500
Issued  .....................................      1,975,000                       7,500       195,000        45,000   2,222,500
Exercised  ..................................        (20,000)                     (7,500)                                (27,500)
Cancelled  ..................................                     (98,500)      (172,500)                     (7,500)   (278,500)
Expired  ....................................                                    (20,000)                                (20,000)
                                               -------------   -----------    -----------   -----------   ----------   ---------
Outstanding - September 30, 1993  ...........      1,975,000        2,500        110,000       195,000        92,500   2,375,000
Issued  .....................................                                                  434,000       100,000     534,000
Exercised  ..................................                                                                 (5,000)     (5,000)
Cancelled  ..................................                                                 (100,000)                 (100,000)
Expired  ....................................     (1,055,000)                    (17,500)      (41,666)       (7,500) (1,121,666)
                                               -------------   -----------    -----------   -----------   ----------  ----------
Outstanding - September 30, 1994  ...........        920,000        2,500         92,500       487,334       180,000   1,682,334
                                               =============   ===========    ===========   ===========   ==========  ==========
Reserved at September 30, 1993  .............      1,975,000        2,500        110,000       562,500        92,500   2,742,500
                                               =============   ===========    ===========   ===========   ==========  ==========
Reserved at September 30, 1994  .............        920,000        2,500         92,500       562,500       180,000   1,757,500
                                               =============   ===========    ===========   ===========   ==========  ==========
Exercisable at September 30, 1994  ..........        920,000        2,000         92,500       112,918       166,666   1,294,084
                                               =============   ===========    ===========   ===========   ==========  ==========
Become exercisable during fiscal year ended:
   September 30, 1995  ......................                         500                      160,958         6,667     168,125
   September 30, 1996  ......................                                                  121,833         6,667     128,500
   September 30, 1997  ......................                                                   91,625                    91,625
                                                               -----------                  -----------   ----------   ---------
                                                                      500                      374,416        13,334     388,250
                                                               ===========                  ===========   ==========   =========
Exercise prices at:
   September 30, 1994  ......................    $     11.00     $   6.00      $    6.00-    $   10.25-     $   5.75-
                                                                               $    8.50     $   14.25      $  12.25
   September 30, 1993  ......................    $     11.00     $   6.00      $    6.00-    $   12.25      $   5.36-
                                                                               $    8.50                    $  11.00
   September 30, 1992  ......................    $      1.00     $   6.00      $    6.00-                   $   6.00
                                                                               $   19.26
   Exercise Termination Dates  ..............           2000         1997           1997          2004          2004

   Effective May 18, 1992, the Company's Board terminated the existing stock plans. Unexercised options to purchase 120,000 shares of common stock awarded under the prior plans will continue to be governed by the terms of the prior plans.

   In fiscal 1993, the Company adopted the 1992 Executive Equity Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to increase the ownership of common stock of the Company by those non-union key employees (including officers and directors who are officers) and outside directors who contribute to the continued growth, development and financial success of the Company and its subsidiaries, and to attract and retain key employees and reward them for the Company's profitable performance.

   The Incentive Plan provides that an aggregate of 562,500 shares of common stock of the Company will be available for awards in the form of stock options, including incentive stock options and nonqualified stock options generally at prices at or in excess of market prices at the date of grant.

   The Incentive Plan also provides (subject to shareholder approval) that each outside director of the Company will annually be granted an option to purchase 5,000 shares of common stock.

   In conjunction with the MG Settlement, certain warrants were cancelled (See Note 26).

In addition to stock options and warrants, the Company has issued the following stock appreciation rights or equivalent:

   Stock Appreciation Rights:

                                                                 Measurement Price
                                 ---------------------------------------------------------------------------------
                                     $5.00         $6.00         $8.00        $12.50        $13.00        Total
                                 -----------   -----------    -----------   ----------   ----------   -----------
Outstanding-October 1, 1991  ..                                  175,000                                 175,000
Issued  .......................     300,000         67,500                                               367,500
                                 -----------   -----------    -----------                             -----------
Outstanding-September 30, 1992      300,000         67,500       175,000                                 542,500
Issued  .......................                    112,500        60,000      150,000        36,667      359,167
Exercised  ....................                                   (6,667)                                 (6,667)
Cancelled.  ...................                                  (87,500)                                (87,500)
                                 -----------   -----------    -----------   ----------   ----------   -----------
Outstanding-September 30, 1993      300,000        180,000       140,833      150,000        36,667      807,500
Exercised  ....................    (300,000)       (67,500)                   (20,000)                  (387,500)
                                 -----------   -----------    -----------   ----------   ----------   -----------
Outstanding-September 30, 1994            0        112,500       140,833      130,000        36,667      420,000
                                 ===========   ===========    ===========   ==========   ==========   ===========
Expiration date(s)  ...........                   05/30/97-     09/30/95-
                                                  11/20/97      12/31/97     06/21/00      08/01/95

   The stock appreciation rights entitle the holder to cash compensation equal to the difference between the price per share of the Company's common stock and the measurement price with respect to the number of rights issued, subject to adjustment. Costs associated with stock appreciation rights are recorded over the relevant period of employment. During the years ended September 30, 1994 and 1993, the Company recorded $4,848 and $2,268, respectively, related to stock appreciation rights.

NOTE 19 -- INTEREST EXPENSE

   Interest expense for the years ended September 30, 1994, 1993 and 1992 is as follows:

                                                 Year Ended September 30,
                                            ----------------------------------
                                               1994        1993         1992
                                            ---------   ---------    ---------
Interest  ................................    $21,121     $19,780     $12,024
Debt issuance/extension cost amortization       8,885       2,054       1,616
                                            ---------   ---------    ---------
                                               30,006      21,834      13,640
Less: Amount capitalized  ................     (1,519)       (723)
                                            ---------   ---------    ---------
                                              $28,487     $21,111     $13,640
                                            =========   =========    =========

NOTE 20 -- WRITE-OFFS

   Write-offs for the year ended September 30, 1992 consist of the following:

                                                    Year Ended September 30,
                                                    ------------------------
                                                             1992
                                                           ------
          Investment in GAMXX Energy, Inc.                 $  886
          Debt issuance costs  .............                2,679
          Other  ...........................                  596
                                                           ------
                                                           $4,161
                                                           ======


   GAMXX Energy, Inc. is a minority-owned refining company which owns an idle refinery near Mobile, Alabama. As of September 30, 1991 the Company wrote-off its investment in GAMXX. From October 1, 1991 to June 30, 1992, the Company provided additional advances to GAMXX which were written off in fiscal 1992.

NOTE 21 -- INCOME TAXES

   Effective October 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Financial Statements for years prior to fiscal 1993 were not restated. Information shown below for fiscal 1992 was determined under the provisions of Statement of Financial Accounting Standards No. 96.

   Provisions for (recovery of) income taxes consist of:

                                                      September 30,
                                            ---------------------------------
                                               1994         1993        1992
                                            ---------   -----------    ------
Provision for (recovery of) Income Taxes:
   Current:
       Federal ...........................    $ 2,877     $  3,006
       State .............................        549                    $81
   Deferred:
       Federal ...........................     (5,999)     (34,362)
       State .............................      3,099       (4,614)
                                            ---------   -----------    ------
                                              $   526     ($ 35,970)     $81
                                            =========   ===========    ======


   Deferred tax (liabilities) assets are comprised of the following at September 30, 1994:

                                                        September 30,
                                                  ------------------------
                                                      1994         1993
                                                  ----------   ----------
Operating loss and other tax carryforwards .....    $ 65,467     $ 19,624
Depletion accounting  ..........................        (814)       2,530
Depreciation  ..................................     (29,327)      (5,017)
Amortization (gas contracts)  ..................       3,369
Environmental liabilities  .....................      11,586
Deferred Revenue  ..............................                   47,640
Other  .........................................       2,621        1,113
                                                  ----------   ----------
                                                      52,902       65,890
Valuation allowance  ...........................                  (16,775)
                                                  ----------   ----------
                                                    $ 52,902     $ 49,115
                                                  ==========   ==========
Deferred tax assets -- current  ................    $ 68,088     $ 14,520
Deferred tax assets -- non-current  ............                   34,595
Deferred tax liabilities -- non-current  .......     (15,186)
                                                  ----------   ----------
                                                    $ 52,902     $ 49,115
                                                  ==========   ==========


   The deferred tax assets are classified as current because the net operating losses upon which such deferred tax assets were based were utilized subsequent to Setember 30, 1994 as a result of gains from the MG Settlement (See Note 26).

   As a result of operating losses in fiscal 1992 and 1991, all deferred taxes were written-off in those periods. Upon adoption of FAS 109, the Company recorded an asset of $73,909 and provided a valuation reserve against the asset of $65,395. During fiscal 1993, the Company reduced the valuation reserve based upon the Company's entering into certain long-term purchase and sale commitments, refinancing its debt and the related earnings projections. At September 30, 1994, the Company adjusted its valuation reserve such that the remaining deferred tax assets approximate the tax benefit that the Company realized from its net operating loss carryforwards as a result of the gain realized from the MG Settlement (See Note 26). As a result of the MG Settlement, the Company used all of its federal and most of its state net operating loss and other carryforwards.

   The income tax provision (recovery) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                     September 30,
                                                        ---------------------------------------
                                                            1994         1993           1992
                                                        ----------   -----------    -----------
Tax (recovery) at statutory rate  ....................    $ 13,805     $  8,174       ($17,744)
State taxes, net of federal benefit  .................       2,371        1,081             54
Non-deductible goodwill amortization  ................         311
Change in tax rate  ..................................                   (1,130)
Operating losses for which no tax benefit is
  currently available ................................                                  17,771
Changes in valuation allowance  ......................     (16,775)     (44,095)
Other  ...............................................         814
                                                        ----------   -----------    ----------
                                                          $    526     ($ 35,970)      $    81
                                                        ==========   ===========    ==========




   At September 30, 1994, the Company had the following tax carryforwards available:

                                                     Federal Tax
                                             ---------------------------
                                                            Alternative
                                                              Minimum
                                               Regular          Tax
                                               --------      ---------
          Net operating loss  .............    $142,050      $120,643
          Alternative minimum tax credits      $    947
          Statutory depletion  ............    $ 12,208      $ 12,208
          Investment tax credit  ..........    $    688


   The net operating loss and investment tax credit carryforwards expire from 1994 through 2007. Of the Company's net operating losses, approximately $24,458 (approximately $18,959 for alternative minimum tax purposes) are applicable to subsidiaries acquired by the Company and may only be used to offset future taxable income of the acquired companies which generated the loss. Similar restrictions apply to all of the Company's investment tax credit carryforwards and $9,000 of the Company's statutory depletion carryforwards.

   On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss became subject to an annual limitation of $7,845. Such annual limitation, however, is increased by the amount of net built in gain at the time of the change of ownership. At September 30, 1994, such built in gain was in excess of $240,000. Subsequent to September 30, 1994, the Company utilized all of its net operating loss, alternative minimum tax and investment tax credit carryforwards to partially offset the gain from the MG Settlement (See Note 26).

   The Company also has approximately $129,510 in individual state tax loss carryforwards available at September 30, 1994. Such carryforwards are generally available to offset taxable income apportioned to certain states from which the Company derives income.

NOTE 22 -- BUSINESS SEGMENTS

   Prior to August 14, 1989, when the Indian Refinery was acquired, the Company was involved in only one business segment, the exploration for and the production of oil and gas and administration of related oil and gas partnerships. Upon the acquisition of the Indian Refinery in August 1989, the Company became engaged in an additional business segment, refining. This segment had no operations until October 1, 1990. The fiscal year ended September 30, 1994 includes the operations of the Powerine Refinery as a result of the acquisition of Powerine on October 1, 1993. On December 3, 1992, the Company entered a third segment of the petroleum business -- natural gas marketing. The following sets forth information with respect to the Company's three identifiable industry segments for the years ended September 30, 1994, 1993 and 1992:

                                                            Year Ended September 30, 1994
                                    ---------------------------------------------------------------------------
                                       Oil & Gas                                 Eliminations
                                      Exploration                   Natural           and
                                          and                         Gas          Corporate
                                      Production      Refining     Marketing         Items         Consolidated
                                    -------------   ----------    -----------   --------------   --------------
Revenues  ........................      $ 8,552       $940,514      $66,424       ($  5,165)        $1,010,325
Operating income (loss)  .........        2,681         62,596       10,898         (10,698)            65,477
Identifiable assets  .............       19,714        469,149       80,560          77,068            646,491
Capital expenditures  ............          956        218,088           21             346            219,411(1)
Depreciation, depletion and
  amortization ...................        2,026         30,322       11,360              66             43,774


- - ------
(1) Includes $152,945 of additions related to the acquisition of Powerine.

                                                      Year Ended September 30, 1993
                              ---------------------------------------------------------------------------
                                 Oil & Gas                                 Eliminations
                                Exploration                   Natural           and
                                    and                         Gas          Corporate
                                Production      Refining     Marketing         Items         Consolidated
                              -------------   ----------    -----------   --------------   --------------
Revenues  ..................      $10,124       $532,010      $62,572        ($ 5,896)         $598,810
Operating income (loss)  ...        3,244         30,355       10,866          (2,191)           42,274
Identifiable assets  .......       20,161        230,647       89,965          51,965           392,738
Capital expenditures  ......       13,592         35,695       27,909                            77,196
Depreciation, depletion and
  amortization .............        2,666          9,994        9,495              30            22,185


                                               Year Ended September 30, 1992
                              -------------------------------------------------------------
                                 Oil & Gas                   Eliminations
                                Exploration                       and
                                    and                        Corporate
                                Production      Refining         Items        Consolidated
                              -------------   ----------    --------------   --------------
Revenues  ..................      $ 5,165       $344,770                        $349,935
Operating income (loss)  ...          728        (34,735)      ($1,706)          (35,713)
Identifiable assets  .......       17,707        150,178           (12)          167,873
Capital expenditures  ......          340         12,137                          12,477
Depreciation, depletion and
  amortization .............        1,453          9,683         1,616            12,752


NOTE 23 -- RELATED PARTY TRANSACTIONS

   During the years ended September 30, 1994, 1993 and 1992, the Company's transactions with related parties were as follows:

   Sale of Subsidiaries

   On March 31, 1993, the Company entered into an agreement to sell to Terrapin Resources, Inc. its oil and gas partnership management businesses for $1,100 ($800 note bearing interest at 8% per annum and $300 cash) which approximated book value. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by a former officer and director of the Company. Subsequent to September 30, 1994, this former officer and director rejoined the Company as an officer (See Note 26).

   Purchase of IRLP Interests

   During 1993, the Company acquired the partnership units of IRLP it did not already own. Certain of these units were acquired from an officer of the Company for an aggregate of 262,500 of stock appreciation rights, entitling the holder to cash compensation equal to the difference between the price per share of the Company's common stock and stated prices. These stock appreciation rights expire in 1997 and 2000.

   Professional Fees

   An officer of the Company is also a partner in a law firm which serves as general counsel to the Company. Legal fees paid by the Company to this firm during the years ended September 30, 1994 and 1993 approximated $5,101 and $1,343, respectively.

   A member of the Board of Directors is also a partner in a law firm which has been engaged by the Company. Legal fees paid by the Company to this firm during fiscal 1994 approximated $806.

   Loan to Officer

   On February 26, 1993, an officer of a subsidiary of the Company was loaned $250. The principal amount of the loan is due and payable in full on the earlier of January 31, 1996 or the termination of the officer's employment. The loan accrues interest at the prime rate in effect on the date of the loan as adjusted each January 1.

   MG and Its Affiliates

   MG, which is a wholly-owned subsidiary of Metallgesellschaft Capital Corporation, which is a wholly- owned subsidiary of MG AG, a German publicly held corporation, owns approximately 13% of the Company at September 30, 1994. MG, in turn, also owns 100% of MGRM, MGTFC, MG Futures, Inc. ("MGF"), MG Natural Gas Corp. ("MGNG") (which owns 100% of the shares of MG Gas Gathering Corp. ("MGG")), and MGPC Petcoke, Inc. ("MG Petcoke"). Transactions with MG, MGRM, MGTFC, MGNG, MGG, MGF and MG Petcoke for the years ended September 30, 1994, 1993 and 1992 were as follows: (see also Note 3 for restructuring which occurred on October 14, 1994, Note 4 for acquisition of Powerine, Note 14 for debt transactions, Note 17 for equity transactions with MG, its affiliates and employees, and Note 26 for subsequent events related to MG).

   MG AG

 Support Agreement

   MG AG and IRLP entered into a Support Agreement whereby MG AG, as consideration for IRLP's entering into the Indian Offtake Agreement, agreed that the obligations of MG under the MG Support Agreement (as defined below) with respect to the Indian Offtake Agreement may be put by IRLP to MG AG.

   MG

 Intercreditor Agreement

   The Senior Facility lender, MGTFC, MG and IRLP entered into an Intercreditor Agreement (the "Intercreditor Agreement") which sets forth the relative priorities of the Senior Facility lender, MGTFC and MG with respect to collateral granted by IRLP pursuant to the Revolving Credit Facility, the MG Supply Agreement and the Senior Facility. The Intercreditor Agreement further provides for the subordination of all amounts owing by IRLP to MGTFC and MG with respect to agreements other than the Revolving Credit Facility and the MG Supply Agreement (including the MGTFC Subordinated Note). However, so long as no event of default under the Senior Facility exists and certain financial tests are met, the Intercreditor Agreement does permit IRLP to make quarterly payments of interest at the rate of 8% on the MGTFC Subordinated Note (which rate of interest payment can be increased if IRLP has sufficient excess cash flow). For the years ended September 30, 1994 and 1993, IRLP has made interest payments of $1,147 and $1,537 on the MGTFC Subordinated Note.

   In addition, MG and MGTFC agreed not to amend their agreements without the prior written consent of the Senior Facility lender (except for specified amendments deemed favorable to IRLP). During the period that the Senior Facility remains outstanding, MGTFC also agreed not to cancel, terminate or permit the expiration of the Revolving Credit Facility unless an event of default thereunder has occurred and is continuing (subject to the Senior Facility lender's right to cure such defaults), or if IRLP and MG have entered into a supply agreement satisfactory to the Senior Facility lender.

 MG Support Agreement

   MG and IRLP entered into a support agreement dated as of May 27, 1993 (the "MG Support Agreement"), as partial consideration for IRLP's entering into the Indian Offtake Agreement and various other agreements with MG entities. Pursuant to the MG Support Agreement, MG agreed that upon the occurrence of a default by MGTFC or MGRM under the Indian Offtake Agreement, the Swap Agreement (as defined below) or the Revolving Credit Facility, such obligations may be put by IRLP to MG.

 MG Supply Agreement

   As of February 1, 1992, IRLP entered into an agreement for the purchase and sale of feedstocks (as amended, the "MG Supply Agreement") with MG. Under the terms of the MG Supply Agreement, MG agreed to supply IRLP with up to 2.1 million barrels of crude and intermediate feedstocks each month from February 1, 1992 through June 30, 1994 on a cost plus fee basis. The MG Supply Agreement was amended as of October 1, 1993 to (a) add Powerine and IPLP as parties and (b) extend the term to September 30, 1997. Under the MG Supply Agreement, as amended, Powerine is permitted to request deliveries of up to
1.5 million barrels of crude oil and intermediate feedstocks each month, and IPLP is permitted to request deliveries of up to 1 million barrels per month for sale to entities other than IRLP or Powerine. Pursuant to the terms of the MG Settlement, the MG Supply Agreement was terminated as of October 14, 1994 (See Note 26).

   During the fiscal year ended September 30, 1994, IRLP and IPLP purchased approximately $9,150 and $41,107 of crude oil and feedstocks from MG, respectively, including hedging transactions. Powerine did not purchase any crude oil or feedstocks from MG under this agreement during fiscal 1994. In addition, IRLP, Powerine and IPLP respectively incurred approximately $1,364, $1,238 and $12 of fees and reimbursable expenses pursuant to the MG Supply Agreement, the Revolving Credit Facility and the Powerine Loan Agreement. During the years ended September 30, 1993 and 1992, IRLP purchased approximately $527,300 and $275,700 of crude oil and feedstocks from MG, as noted above, and incurred during fiscal 1993, $1,415 of fees and reimbursable expense, as noted above.

   MGRM

   During the period from February 1, 1991 to January 31, 1992, IRLP entered into several crude and feedstock processing transactions with MGRM:

 Processing Arrangements

   1. First Amended Processing Agreement -- Effective June 30, 1991, IRLP and MGRM entered into the First Amended Processing Agreement. The significant changes were to extend the term of the agreement until June 30, 1992 and to eliminate the yield loss guarantee and minimum production guarantees. IRLP also agreed to indemnify MGRM for 50% of any cumulative processing losses for a particular calendar quarter.

   2. Second Amended Processing Agreement -- Under the Second Amended Processing Agreement, effective as of October 1, 1991, IRLP became entitled to receive an additional processing fee equal to 100% of all profits generated by MGRM on the sale of refined product produced by IRLP and IRLP also agreed to indemnify MGRM for 100% of losses incurred on the sale of such products.

   During the term of the Second Amended Processing Agreement (October 1, 1991 to January 31, 1992) IRLP's allocated share of processing losses (as a result of its indemnification of MGRM) aggregated $31,611. During the same period IRLP earned $17,282 in processing fees from MGRM.

   3.  Purchase of Crude Oil and Feedstocks

   At the termination of the Second Amended Processing Agreement, IRLP purchased MGRM's crude oil and feedstocks on hand at IRLP for $43,163 pursuant to the terms of the Indian Processing Agreement.

   4.  Indian Offtake Agreement

   On February 1, 1992, IRLP and MGRM entered into the Indian Offtake Agreement. Under the terms of the Indian Offtake Agreement, MGRM purchased 100% of IRLP's refined product output ("Products") from February 1, 1992 through September 30, 1994 at a purchase price equal to (a) the settlement price of near month West Texas Intermediate crude oil; plus (b) the "Margin Increment" which as of September 30, 1994 was $5.105; plus (c) certain taxes and other costs and charges. In return, IRLP dedicated 100% of its refined product output to MGRM. The termination date of the Indian Offtake Agreement is June 30, 2000, however, pursuant to the terms of the MG Settlement (See
Note 26) this agreement will terminate on February 1, 1995.

   From February 1, 1992 through September 30, 1992, IRLP recorded sales of $327,488 to MGRM under the Indian Offtake Agreement. For the year ended September 30, 1994 and 1993, the sales were $498,225 and $525,690, respectively.

   In addition, IRLP is entitled to additional consideration for its refined products equal to 50% of the profits, if any, earned by MGRM on sales of Indian's products from its Bel Air, Maryland profit center (not including any profits earned through the marketing of Powerine products), subject to a limit of $0.50 per barrel (the "Indian Profit Participation"). The Indian Profit Participation declines each year pursuant to a formula tied to inflation which the Company believes will result in the elimination of the profit participation in approximately three to five years. No profit participation accrued during the years ending September 30, 1994, 1993 or 1992.

   The Indian Offtake Agreement also includes a provision whereby MGRM has the right to direct IRLP to run the Indian Refinery at less than full refining capacity for any period of time specified by MGRM (a "Reduced Run Period") in exchange for a fee that approximates the gross margin that would have been earned if the reduced run had not occurred. During the years ended September 30, 1994 and 1993, IRLP was paid $11,899 and $6,320 by MGRM pursuant to this provision.

 Shell Agreement

   On November 1, 1992, IRLP entered into a ten year crude oil supply agreement with Shell Canada, Ltd. and Salmon Resources, Ltd. (collectively "Shell"). In connection with this supply agreement, MGRM provided certain support of IRLP's obligations under this agreement. As consideration for providing this support, the Company issued 300,000 shares of common stock to certain designees of MGRM, who were employees of MG and MGRM, including certain individuals who were at that time directors of the Company, who were issued 232,500 of the 300,000 shares of common stock. Subsequent to September 30, 1994, Shell filed a lawsuit against IRLP (See Note 26).

 Swap Agreement

   On May 27, 1993, IRLP entered into a 20,000 barrel per day swap agreement with MGRM (the "Swap Agreement"). Under the terms of the agreement, which expires May 26, 2000, IRLP will pay to or will receive from MGRM the differential of the monthly mean price per barrel of West Texas Intermediate crude oil minus $1.60 versus the monthly mean price per barrel of West Texas sour crude oil. This agreement effectively is designed to allow IRLP the ability to purchase up to 20,000 barrels per day of sour crude at a fixed discount from sweet crude, thereby limiting exposure to reductions in gross margin by reason of a collapse in the price differential between the two types of crude oil. For the period May 27, 1993 through September 30, 1993, the Company received $18 (net) under this agreement and for the year ended September 30, 1994, IRLP received $3,082 (net) under this agreement. The Swap Agreement was terminated on October 14, 1994 (See Note 26).

 Forward Sale Contract

   See Note 15.

 Office Lease

   IRLP entered into a sublease with MGRM pursuant to which IRLP leased 3,000 square feet of office space from MGRM in Houston, Texas at a rate of $15 per month. This lease was terminated in June 1994.

 Powerine Offtake Agreement

   Pursuant to the terms of the Powerine Offtake Agreement, Powerine agreed to sell substantially all of its refined products it produces to MGRM through January 1, 1998 at a purchase price equal to (a) the Platt's West Coast price of near month Alaskan North Slope crude oil; plus (b) the "Margin Increment" which as of September 30, 1994 was $10.20 per barrel; plus (c) certain taxes and other costs and charges.

   During the fiscal year ended September 30, 1994, Powerine recorded sales of $348,751 to MGRM under the Powerine Offtake Agreement. The Powerine Offtake Agreement contains a Reduced Run provision similar to that included in the Indian Offtake Agreement. During fiscal 1994, Powerine did not receive any amounts in connection with the Reduced Run provision under the Powerine Offtake Agreement. This agreement was amended on October 14, 1994 to terminate on February 1, 1995 (See Note 26).

   Powerine, prior to being acquired by the Company, had processed crude oil and feedstocks for MGRM (See Note 4). On the effective date of the acquisition, MGRM had previously made commitments to purchase crude oil and feedstocks that would be processed by Powerine. In connection with entering into the Powerine Offtake Agreement, Powerine agreed to honor these commitments and as such paid MGRM $47,129 for the delivery of this crude oil and feedstocks during fiscal 1994. Powerine did not incur any fees as a result of these transactions.

   MG Petcoke

 Petroleum Coke Purchase Agreement

   Effective January 1, 1994, Powerine entered into a 36-month Petroleum Coke and Purchase Agreement with MG Petcoke, to which MG Petcoke agreed to purchase all petroleum coke produced at the Powerine Refinery. During the fiscal year ended September 30, 1994, Powerine recorded sales of $2,516 under this agreement.

   MGTFC

 Revolving Credit Facility and the Subordinated Note

   MGTFC agreed to refinance MGRM's processing debt, working capital loans and capital expenditure advances, and to provide for ongoing working capital requirements effective September 25, 1992. On May 27, 1993, the financing facility was again amended (see Note 14).

 MGTFC Bridge Loan

   In December 1992, MGTFC financed the Company's acquisition of certain oil and gas assets purchased from ARCO. In conjunction with the financing, the Company paid MGTFC $3,206 as a loan syndication and advisory fee. The fee was added to the financing provided by MGTFC (See Note 14).

 Credit Agreements

   MGTFC loaned the Company $37,250 pursuant to a credit agreement between the parties. In addition, the Company had capitalized approximately $3,914 of accrued interest related to the loans as of December 31, 1992. In May 1993 the Company paid $7,734 of capitalized interest, principal and accrued interest on the loans (See Note 14).

   As a result of the Powerine acquisition (See Note 4) effective October 1, 1993, MGTFC amended and restated the Powerine Loan Agreement (See Note 14).

 Production Loan

   See Note 14.

 Catalyst Lease

   IRLP leases certain long-term catalyst components from MGTFC. The annual lease payment for the long- term catalyst approximates 6% of the market value of the leased catalyst components. Catalyst lease payments for the years ended September 30, 1994, 1993 and 1992 were $85, $109 and $58, respectively. On October 14, 1994, the catalyst lease was cancelled and the catalyst was transferred to IRLP without incremental payment (See Note 26).

   MGNG

 Gas Purchases -- Refining

   IRLP purchases gas for refining operations from MGNG. Such purchases are made at market rates. During the years ended September 30, 1994, 1993 and 1992, IRLP paid $8,462, $7,260 and $7,255, respectively, to MGNG for natural gas purchases. Pursuant to the terms of the MG Settlement (See Note 26), IRLP and MGNG terminated their natural gas supply relationship; however, the parties did enter into a natural gas swap agreement pursuant to which the parties agreed that IRLP would pay to or receive from MGNG the differential between the prompt month's natural gas price as reported on the NYMEX and the one-year futures price for 10,000 MMBTU per day through June 23, 1998.

 Management Contract

   MGNG has entered into an agreement with certain limited partnership subsidiaries of the Company to provide natural gas and gas marketing services through June 1, 1999 in conjunction with the purchase of assets from ARCO (See Note 4). For the year ended September 30, 1994 and the period ended September 30, 1993, the Company paid MGNG $240 and $195 for its management services. Pursuant to the MG Settlement, this agreement may terminate upon thirty days notice (See Note 26).

 MGNG Net Cash Flow Agreement

   In consideration of MGNG's agreement to supply natural gas pursuant to the terms of the MGNG Supply Agreement, CEC Gas Marketing agreed to indemnify MGNG for the disparity between MGNG's cost of the gas and the prices at which the gas is sold to CEC Gas Marketing in an amount estimated at $20,000 (the "Net Cash Flow Agreement"). The payment of such indemnification is deferred, however, until after the repayment of the GECC Loan and the MGTFC Subordinated Loan. At September 30, 1994, the Company had recorded a long-term liability of $3,101 related to this provision. On October 14, 1994, this obligation was terminated prior to the time any amounts were paid under such agreement (See Note 26).

 MGNG Supply Agreement

   CEC Gas Marketing supplies a contractual amount of natural gas to the Lone Star Gas Company pursuant to the Lone Star Contract acquired from ARCO. Approximately 17% of those supplies come from the wells operated by Castle Texas Production. The balance is purchased by CEC Gas Marketing from MGNG pursuant to the Amended and Restated Gas Purchase Contract dated as of August 1, 1993 (the "MGNG Supply Agreement"). Natural gas is purchased from MGNG pursuant to a six tier formula at varying prices. It is anticipated that a substantial portion (approximately 83%) of the natural gas used to meet CEC Gas Marketing's delivery obligations under the Lone Star Contract will consist of natural gas provided by MGNG which, effective June 1, 1993, is priced at $2.10 per MMBtu.

   The MGNG Supply Agreement contains take-or-pay provisions which obligate CEC Gas Marketing to take (and pay for if not taken) certain annual quantities of natural gas. The agreement also has limitations on the maximum amounts of gas which CEC Gas Marketing can require MGNG to deliver on any given day and governing the quality of gas deliverable by MGNG, points of delivery, passage of title and other relevant provisions. MG AG has guaranteed delivery of the natural gas as provided in the MGNG Supply Agreement in the event that MGNG fails to perform under the agreement. Pursuant to the terms of the MG Settlement, CEC Gas Marketing has the option to terminate the MGNG Supply Agreement on or before March 31, 1995, so long as it has obtained the approval of General Electric Capital Corporation.

   The Company's future purchase commitments under this contract aggregate $136,101 at September 30, 1994. For the years ended September 30, 1994 and 1993, the Company purchased $31,069 and $21,519 under this contract.

   MG Gathering Corp.

   In conjunction with the Company's acquisition of the Castle Pipeline, the Company entered into a management service contract with MG Gathering to operate the Castle Pipeline for $12 per month. This contract expires June 1, 1999. During the year ended September 30, 1994 and the period from December 3, 1992 through September 30, 1993, Castle Texas Pipeline paid $148 and $120 to MG Gathering for such management services. Pursuant to the MG Settlement, this agreement may terminate upon thirty days notice (See Note 26).

   MG Futures, Inc.

   Subsequent to September 30, 1990, IRLP executed and cleared hedging activities through MGF. MGF is a registered Futures Commission Merchant. During the 1994 fiscal year, Powerine and IPLP also executed and cleared hedging activities through MGF. MGF was paid standard industry fees for its broker functions. For the years ended September 30, 1994, 1993 and 1992, IRLP paid $182, $622 and $443, respectively, for such services. Powerine and IPLP paid $92 and $18, respectively during 1994 for the services provided by MGF. Pursuant to the terms of the MG Settlement, the Company's subsidiaries ceased to conduct hedging activities through MGF (See Note 26).

NOTE 24 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   Cash, Cash Equivalents and Temporary Investments -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

   Cash Participations -- All cash participations are invested in the Company's variable interest rate debt and are considered to be stated at fair value.

   Long-term Debt -- At September 30, 1994, the Company had the following debt with interest rates which were fixed:

     GECC Loan  ...................................   $60,117     8.33%
     MGTFC Subordinated Loan....................      $ 9,441     9.00%


   When the loans were established, the borrowing interest rates were established with a risk premium which had been added to two year treasury securities. In order to estimate a current market value of these loans, the future cash payments have been discounted by the sum of treasury rates available at September 30, 1994 and the same risk differential. Based upon these assumptions, the estimated fair value of the GECC Loan and the MGTFC Subordinated Loan is $57,730 and $8,594, based upon interest rates of 10.7% and 11.4%, respectively.

   All other debt is at rates tied to market indices and is considered to be stated at fair value. The MGTFC Subordinated Loan was cancelled on October 14, 1994 (See Note 26).

 Interest Rate Cap

   The Company has an interest rate cap of 8% on its Senior Facility. At September 30, 1994, the Company's rate of interest on borrowings under this Facility was 6.8%, accordingly no fair value presentation is considered necessary. The obligations under the Senior Facility were assumed by MG effective October 14, 1994 (See Note 26).

NOTE 25 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       First         Second        Third         Fourth
                                                      Quarter       Quarter       Quarter        Quarter
                                                   (December 31)   (March 31)    (June 30)   (September 30)
                                                  -------------   ----------    ----------   --------------
Fiscal 1994:
   Revenues  ...................................     $222,036       $193,022     $267,945       $327,322
   Operating income before interest and income
     taxes  ....................................     $ 20,934       $ 17,893     $ 13,451       $ 13,199
   Net income  .................................     $  8,383       $  6,699     $  4,345       $ 19,490
   Net income per share  .......................     $   0.82       $   0.56     $   0.37       $   1.73
Fiscal 1993:
   Revenues  ...................................     $163,137       $137,807     $154,624       $143,242
   Operating income before interest and income
     taxes.  ...................................     $  7,822       $ 11,252     $  8,959       $ 14,241
   Net income before cumulative effect of a
     change in accounting.  ....................     $  3,075       $  5,065     $ 40,514       $ 10,669
   Net income per share before cumulative
     effect of a change in accounting  .........     $    .48       $   0.75     $   5.22       $   1.19
   Net income  .................................     $ 11,589       $  5,065     $ 40,514       $ 10,669
   Net income per share  .......................     $   1.78       $   0.75     $   5.22       $   1.19


   Net income for the quarter ended September 30, 1994 increased $16,775 because of a decrease in the Company's valuation allowance against the deferred tax assets. The decrease resulted from the recognition of additional tax benefits arising from the anticipated utilization of net operating losses and other tax carryforwards to offset taxable income derived from the MG Settlement (See Notes 21 and 26).

   Net income for the quarter ended June 30, 1993 reflects a tax benefit resulting from the Company's reduction of its valuation allowance based upon the extension of the Indian Offtake Agreement in May 1993 (See Note 21).

NOTE 26 -- SUBSEQUENT EVENTS

   MG Settlement

   In December 1993, the Company learned that MG and its parent corporation, MG AG had incurred cash expenditures and substantial losses related in part to margin payments required by the New York Mercantile Exchange and various over-the-counter derivatives trading counterparties as a result of a decline in oil prices.

   As a result of the financial difficulties surrounding MG and its affiliates, in July 1994 the Company and MG commenced negotiations to attempt to restructure the contractual and other relationships between MG and its affiliates and the Company and its affiliates.

   On August 31, 1994, the Company entered into agreements with MG and certain of its affiliates pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships between them. In the first step of the MG Settlement, which closed on September 9, 1994, MG transferred 3.6 million shares of common stock to the Company in exchange for approximately $39,800 of participations the Company held in debt obligations of the Company and its affiliates to MGTFC.

   In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates and assumed IRLP's obligations under its $120 million Senior Facility with Societe Generale, together totalling $321,282, (b) transferred back to the Company the remaining 969,000 shares of common stock held by MG and a $5,500 debenture convertible into 500,000 shares of common stock, (c) issued to the Company a $10,000 note payble in three years, (d) terminated all of its interests in the Company's natural gas operations and (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under the Forward Sale Contract with a third party entered into during September 1993. In exchange for the foregoing, IRLP and Powerine (i) amended their Offtake Agreements to terminate effective February 1, 1995,
(ii) amended their working capital facilities to terminate on March 31,

1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG also entered into a four- year natural gas swap agreement and MG agreed that the Company, through March 31, 1995, could unilaterally terminate the MGNG Supply Agreement.

   As a result of the MG Settlement, the Company will recognize a net gain of $222,737 (consisting of a gross gain of $378,817 less federal and state income taxes of $156,080) (unaudited). For federal and state income tax purposes approximately $91,270 (unaudited) of income taxes will be owed as a result of the gain. See Refinery Transactions below.

   Refinery Transactions

   On December 5, 1994, the Company entered into an agreement with SIPAC Inc., a newly formed Delaware Company, to sell all of its refining operations to SIPAC effective January 31, 1995. SIPAC was formed by Mr. William Sudhaus, the Chief Operating Officer and the President of the Company. If the transaction with SIPAC is consummated, it is the intention of the parties that most of the current management of the Company's refining subsidiaries would leave the Company and join SIPAC.

   The following are the principal terms of the Purchase Agreement:

       (a) The Company would sell to SIPAC substantially all of its refining assets and operations, including six of its refining subsidiaries.

       (b) In return for the refining assets and stock of the refining subsidiaries, SIPAC would (a) issue a $38,750 unsecured convertible note to the Company, (b) assume substantially all of the liabilities of all of the Company's refining subsidiaries, and (c) pay the Company an amount for the working capital of the Company's refining subsidiaries as of January 31, 1995, the anticipated effective date. The note would bear interest at ten percent and interest will be payable semi-annually. In addition, the notes would be convertible after two years into approximately 41% of the equity of SIPAC.

       (c) If the capital expenditures of the Refineries during the period from October 1, 1994 through the date of the closing exceed $32,000, the Company will receive an amount equal to such excess in cash, and if such capital expenditures are less than $32,000, the Company will be required to pay an amount equal to such deficiency to SIPAC in cash.

       (d) The Company would be responsible for all income taxes through January 31, 1995, the anticipated closing date, and SIPAC would be responsible for all income taxes after January 31, 1995.

   Consummation of the Refinery Transactions is subject to (a) approval of the Company's stockholders, (b) SIPAC's obtaining equity capital and debt financing and (c) necessary regulatory approvals.

   If the Refinery Transactions are consummated, the Company will have sold all of its refining assets and operations and will no longer be engaged in the refining segment of the oil and gas industry. If the Refinery Transactions were closed on September 30, 1994, the Company would realize a net loss of approximately $155,300, ($250,000 less $94,700 income tax recovery) for financial reporting purposes (unaudited). For tax purposes, the loss will be approximately $206,000 (unaudited). After giving effect to the MG Settlement, if the Refinery Transactions are consummated, the Company will owe approximately $11,220 (unaudited) of Federal and state income taxes. This loss was not recorded in the September 30, 1994 financial statements since the aggregate value of the refining assets, including the MG Settlement, was in excess of their net book value.

   Management Actions Regarding the MG Settlement and the Refinery
Transactions

   As a result of the MG Settlement which was consummated in two steps in September and October 1994, the Company recognized taxable income of approximately $390,000 (unaudited). Absent any offsets to such income, and after giving effect to the Company's existing net operating loss and depletion carryforwards, the Company will owe Federal and state taxes of approximately $91,000 (unaudited). If the Refinery operations are not sold, the Company would likely require outside financing to pay such obligation, and there can be no assurance the Company would be able to obtain such financing. The sale of the Refineries pursuant to the SIPAC

Agreement will result in an ordinary loss of approximately $206,000 (unaudited) for Federal income tax purposes. As a result, consummation of a sale of the Refineries ( or a similar sale or abandonment of the Refinery operations) would reduce the Company's Federal and state income tax liability to approximately $11,000 (unaudited).

   The Company has submitted an application to change its tax year from a year ending December 31, to a year ending September 30, to be effective for the year ended September 30, 1994. Management anticipates that such application will be approved. If the application is not approved, additional tax obligations comprised of interest of approximately $11,000 (unaudited) will be due, assuming the sale of the Refineries pursuant to the SIPAC Agreement.

   At September 30, 1994, the Company had approximately $18,000 of unrestricted cash. As a result of the MG Settlement, $9,000 of previously restricted cash was made available to the Company. If the sale of the Refineries is consummated pursuant to the terms of the SIPAC Agreement, the Company expects to receive an amount equal to the adjusted working capital of the Refineries upon closing. The Company estimates that, if the adjusted working capital had been determined as of September 30, 1994, the cash payment by SIPAC would have been approximately $39,300 (unaudited) and the net increase in cash would have been approximately $24,000 (unaudited), of which $3,000 would have been utilized to repay long-term indebtedness. As a result, the Company anticipates that it will have cash of approximately $48,000 (unaudited) (and long-term debt of approximately $46,000 (unaudited)) if the sale of the Refineries is consummated pursuant to the SIPAC Agreement and there are no additional adjustments to the purchase price for capital expenditures or operating cash flow from October 1, 1994 to closing.

   The Company intends to utilize these funds for income taxes and for general corporate purposes including the expansion of both its current gas marketing and exploration and production operations through new drilling and acquisitions. The Company will also consider repayment or refinancing of the existing long-term debt of its natural gas marketing subsidiaries and a repurchase of its own shares if market conditions justify such repurchase.

   The Company anticipates that if the Refinery Transactions are not consummated, it will pursue one of the following alternatives:

       a. Close one or both Refineries while seeking alternative purchasers for one or both Refineries.

       b. Curtail operations at one or both Refineries while seeking alternative purchasers for one or both Refineries.

   If alternatives "a" or "b" are undertaken, the Company anticipates that the costs to close or curtail operations of one or both Refineries can be financed by the net working capital of the Refineries. If, however, an alternative purchaser is not found before the end of the Company's next tax year, the Company will close and abandon one or both Refineries. In such case, the Company believes that the proceeds of the Refineries' working capital would be sufficient to cover any severance and known environmental liabilities upon closure.

   If the Refinery sale is not consummated and the Company closes the Refineries, the Company's tax liability will be reduced to approximately $11,000 (unaudited) but the Company may be required to fund closing costs including environmental and employee severance costs. The Company believes that it could fund such costs from working capital.

   Purchased ARCO Royalty

   In October 1994, one of the Company's exploration and production subsidiaries purchased certain royalty interests held by ARCO in wells purchased by another of the Company's exploration and production subsidiaries from ARCO in December 1992. The purchase price was $4,050.

   Related Party

   During November 1994, a former officer and director joined the Company as an officer. The Company and its subsidiaries have two management contracts with Terrapin Resources, Inc. which is wholly-owned by this individual. See Management Agreements in Note 15 for future commitments under these two agreements.

   Long-Term Supply Agreement

   MGRM is the alternate purchaser under the Long-Term Supply Agreement ("LTSA") in the event IRLP should fail to perform. On November 14, 1994, Shell engaged in correspondence with MGRM and the Company asserting that Shell had a right under the Illinois Uniform Commercial Code ("IUCC") to obtain assurances that MGRM could perform its obligations as an alternate purchaser in light of the terms of the MG Settlement.

   On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP and its general partner, Indian Refining & Marketing, Inc., and MGRM. The suit, which seeks to terminate the LTSA, contends that MGRM has anticipatorily repudiated the LTSA under the IUCC and that the transactions contemplated by the MG Settlement frustrate the purpose of further performance of the LTSA, and render further performance of the LTSA impossible.

   The Company believes that Shell's requests of MGRM and its lawsuit have no merit and is vigorously opposing Shell's attempt to terminate the LTSA. Shell has separately represented to the Company that it will continue to perform its obligations under the LTSA pending the outcome of the lawsuit.

   Stockholder Notes

   In November 1994, the Company received notice from a lender that the lender believes that consummation of the MG Settlement constituted an event of default under its loan agreement pursuant to which the lender had lent the Company $2.5 million in December 1991 which was scheduled for repayment in 1996. The Company is discussing this matter with the lender but expects to repay all amounts due in connection with the sale of the Refineries.

   Other Events (unaudited)

   Subsequent to January 5, 1995, the SIPAC Agreement was terminated. For subsequent developments related to the Refinery Transactions, the Long-Term Supply Agreement and other transactions, see the Company's Form 10-Q for the quarter ended December 31, 1994.

                                                                   SCHEDULE III
                          CASTLE ENERGY CORPORATION
                                   (PARENT)
            CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY
                YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

   The following represents the financial position, statements of operations and statements of cash flows for Castle Energy Corporation, the parent company, as of September 30, 1994, 1993 and 1992 and for the three periods then ended.

                          CASTLE ENERGY CORPORATION
                           CONDENSED BALANCE SHEETS
                   ("000'S" OMITTED, EXCEPT SHARE AMOUNTS)

                                                                       September 30,
                                                          --------------------------------------
                                                              1994         1993          1992
                                                          ----------   ----------    -----------
ASSETS
Current assets:
  Cash .................................................    $  9,729     $    409     $      35
  Accounts Receivable ..................................       2,673          858
  Deferred taxes .......................................      68,088       14,520
  Other assets .........................................          11          144             1
                                                          ----------   ----------    -----------
     Total current assets  .............................      80,501       15,931            36
Deferred income taxes  .................................                   34,595
Intercompany advances  .................................       8,486       44,449        19,193
Other assets  ..........................................         385        1,452            81
                                                          ----------   ----------    -----------
     Total assets  .....................................    $ 89,372     $ 96,427     $  19,310
                                                          ==========   ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses ................    $  4,908     $  2,783     $     137
  Income taxes payable .................................          86        3,006
                                                          ----------   ----------    -----------
   Total current liabilities  ..........................       4,994        5,789           137
  Accumulated losses of subsidiaries in excess of
   investments:
   Exploration and production  .........................      (9,402)      (9,513)        2,721
   Refining  ...........................................       2,798       70,301       105,521
   Natural gas transmission and marketing  .............      (8,825)      (4,738)
  Long-term debt .......................................      42,875       42,875
  Other Liabilities ....................................                    1,100            55
  Deferred income taxes ................................      19,012
                                                          ----------   ----------    -----------
     Total liabilities  ................................      51,452      105,814       108,434
                                                          ----------   ----------    -----------
Stockholders' equity:
  Common stock, $.50; 25,000,000 shares authorized;
   7,627,646, 7,722,646 and 6,383,888 shares issued and
   outstanding in 1994, 1993 and 1992 respectively  ....       3,814        3,891         3,215
  Additional paid-in capital ...........................      73,490       65,387        53,988
  Accumulated deficit ..................................     (39,384)     (78,301)     (146,138)
                                                          ----------   ----------    -----------
                                                              37,920       (9,023)      (88,935)
  Treasury stock-at cost (59,860 shares in 1993, 47,376
   in 1992)  ...........................................                     (364)         (189)
                                                          ----------   ----------    -----------
                                                              37,920       (9,387)      (89,124)
                                                          ----------   ----------    -----------
     Total liabilities and stockholders' equity
       (deficit) .......................................    $ 89,372     $ 96,427     $  19,310
                                                          ==========   ==========    ===========

                                                                   SCHEDULE III
                          CASTLE ENERGY CORPORATION
                                   (PARENT)
                      CONDENSED STATEMENTS OF OPERATIONS
                              ("000'S" OMITTED)

                                                                  Year Ended September 30,
                                                            -----------------------------------
                                                               1994        1993         1992
                                                            ---------   ---------    ----------
Revenues:
  Oil and gas sales ......................................    $    15     $    12     $     13
  Management fees ........................................      4,956       1,414
  Interest Income ........................................      3,354       2,426
                                                            ---------   ---------    ----------
                                                                8,325       3,852           13
Costs and expenses:
  General and administrative .............................     10,631       2,265           59
  Oil and gas production .................................          6           4            6
  Interest expense .......................................      2,608       2,124
  Depreciation, depletion and amortization ...............         66          30            2
  Other ..................................................        541
  Write-offs .............................................                                 886
                                                            ---------   ---------    ----------
                                                               13,852       4,423          953
                                                            ---------   ---------    ----------
Income (loss) before equity in undistributed earnings
  (losses) of subsidiaries and income taxes ..............     (5,527)       (571)        (940)
Equity in undistributed earnings (losses) of
  subsidiaries:
  Exploration and production .............................       (111)      1,341         (544)
  Refining ...............................................     38,537      17,865      (50,704)
  Natural gas transmission and marketing .................      4,087       4,718
                                                            ---------   ---------    ----------
  Income (loss) before income taxes ......................     36,986      23,353      (52,188)
  (Provision for) recovery of income taxes ...............      1,931      35,970          (81)
                                                            ---------   ---------    ----------
  Net income (loss) before cumulative effect of change in
   accounting principle  .................................     38,917      59,323      (52,269)
  Cumulative effect of a change in accounting principle --
   adoption of FAS 109  ..................................                  8,514
                                                            ---------   ---------    ----------
  Net Income (loss) ......................................    $38,917     $67,837     ($ 52,269)
                                                            =========   =========    ==========

                                                                  SCHEDULE III
                          CASTLE ENERGY CORPORATION
                                   (PARENT)
                      CONDENSED STATEMENT OF CASH FLOWS
                              ("000'S" OMITTED)

                                                                              Years Ended September 30,
                                                                       ---------------------------------------
                                                                           1994          1993          1992
                                                                       -----------   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before equity in undistributed earnings of subsidiaries and cumulative effect of a change in accounting,
   includes (provisions for) recovery of income taxes  ..............   $  (3,596)     $ 35,399     $ (1,021)
  Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization  ........................          66            30            2
   Write-offs  ......................................................                                    886
   Deferred Income Taxes  ...........................................          39       (38,976)
  Changes in assets and liabilities:
   (Increase) in accounts receivable ................................      (1,815)
   (Increase) decrease in other assets ..............................       1,482        (1,342)           1
   Increase (decrease) in accounts payable and accrued expenses .....        (795)        5,652           51
   (Decrease) in other liabilities ..................................      (1,100)          (55)
                                                                       ----------     ---------     --------
       Total adjustments ............................................      (2,123)      (34,691)         940
                                                                       ----------     ---------     --------
       Net cash flows provided by (used in) operating activities ....      (5,719)          708          (81)
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Investment in GAMXX ...............................................                                   (886)
  Purchase of furniture, fixtures and equipment .....................        (348)          (40)
  Business acquisition, net of cash acquired ........................      (8,230)
                                                                       ----------     ---------     --------
  Net cash (used in) investing activities ...........................      (8,578)          (40)        (886)
                                                                       ----------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net  ........................      48,207            20          379
Proceeds of sale of subsidiaries  ...................................                       265
Loan from shareholder  ..............................................                       250
Purchase of treasury stock  .........................................                      (175)
Investment in subsidiaries  .........................................     (17,300)
Intercompany (advances) loans  ......................................      (7,290)         (654)         616
                                                                       ----------     ---------     --------
   Net cash provided by (used in) financing activities  .............      23,617          (294)         995
                                                                       ----------     ---------     --------
Net increase (decrease) in cash and cash equivalents  ...............       9,320           374           28
Cash and cash equivalents-beginning of period  ......................         409            35            7
                                                                       ----------     ---------     --------
Cash and cash equivalents-end of period  ............................    $  9,729      $    409      $    35
                                                                       ==========     =========     ========
Supplemental schedule of noncash investing and financing activities:
  Purchase of Powerine Oil Company:
  Basis in assets acquired ..........................................    $186,867
  Cash paid for capital stock and transaction costs .................      (8,230)
                                                                       ----------
  Basis in liabilities assumed ......................................    $178,637
                                                                       ==========
Exchanges of common stock:
Fair value of debt issuance/extension, processing agreement,
  issuance costs, and offtake amendments ............................                  $ 11,000      $   506
                                                                                     ==========    =========
Acquisition of common stock in exchange for reduction in cash
  participations ....................................................    $ 39,817
                                                                       ==========
Debt issued in exchange for debt extensions and offtake amendments  .                  $  5,500
                                                                                     ==========
Stock issued in exchange for support of supply agreement  ...........                  $    855
                                                                                     ==========
Sale of properties for note  ........................................                  $    600
                                                                                     ==========
Options exercised for short term receivable  ........................                  $     45
                                                                                     ==========
Transactions with subsidiaries:
  Investment in IRLP  ...............................................                  $ 17,355
                                                                                     ==========
  Investment in natural gas marketing and transmission  .............                  $     20
                                                                                     ==========
  Investment in exploration and production  .........................                  $     10
                                                                                     ==========
  Transfer third party debt from Subsidiary to Parent  ..............                  $ 37,125
                                                                                     ==========

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors
CASTLE ENERGY CORPORATION

   We have audited the consolidated financial statements of Castle Energy Corporation listed in the accompanying index. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits.

   We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Castle Energy Corporation and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

   As described in Notes 1, 14, and 23 to the financial statements, during the three years in the period ended September 30, 1994 the Company has had extensive agreements, transactions and relationships with Metallgesellschaft Corp. (MG), which during those periods was a significant shareholder of the Company, various subsidiaries of MG and MG's ultimate parent, Metallgesellschaft AG (MGAG). Those agreements, transactions and relationships included MG and its affiliates providing financing and credit support to the Company, purchasing all of the output of the Company's refineries and agreements to supply certain products to the Company which the Company is obligated to deliver to other parties. As a result of these relationships, the Company has been heavily reliant upon MG, its affiliates and MGAG in the conduct of its operations and for its continued viability.

   As described in Notes 1 and 26 to the financial statements, on August 31, 1994 the Company entered into two agreements that will significantly amend or terminate the relationship between the Company and MG and its affiliates ("the MG Settlement"). See Note 26 for a discussion of the consequences of the MG Settlement and management's plans related thereto.

   As discussed in Note 2, the Company changed its method of accounting for income taxes effective October 1, 1992.

PRICE WATERHOUSE LLP


Philadelphia, PA
January 3, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

   There have been no disagreements on any matter of accounting principles or financial statement disclosure with the Company's independent accountants during the fiscal years ended September 30, 1994 or 1993.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

   The Directors, nominees for Director, executive officers and key employees of the Company (including certain officers of Indian Refining & Marketing Inc. ("IR&M"), a wholly-owned subsidiary of the Company and the sole general partner of Indian Refining Limited Partnership ("IRLP"), a wholly-owned subsidiary limited partnership of the Company; Powerine Oil Company ("Powerine"), a wholly-owned subsidiary of the Company; and IP Oil Co., a wholly-owned subsidiary of the Company ("IPCO") and the sole general partner of Indian Powerine Limited Partnership ("IPLP"), a wholly-owned subsidiary limited partnership of the Company) who perform key policy-making functions for the Company are as follows:

         Name             Age                                Position
         ----             ---                               ----------
Joseph L. Castle II  .    62    Chairman of the Board and Chief Executive Officer of the Company
William S. Sudhaus  ..    46    President and Chief Operating Officer and Director of the
                                Company; Chairman and Chief Executive Officer of IR&M, Powerine
                                and IPCO
Richard E. Staedtler..    50    Senior Vice President and Chief Financial Officer of the Company
Donald L. Marsh, Jr...    47    Senior Vice President, Development and Treasurer of the Company;
John D.R. Wright, III     57    Senior Vice President and Chief Financial Officer of IPCO
                                President and Chief Operating Officer of IR&M
A.L. Gualtieri  ......    51    President and Chief Operating Officer of Powerine
David M. Hermes  .....    39    Senior Vice President, Raw Material Supply of IR&M, Powerine and
                                IPCO
Chris A. Woods  ......    36    Vice President and Chief Accounting Officer of the Company, IR&M,
                                Powerine and IPCO
Chris J. Bloomer  ....    41    Senior Vice President -- Canadian Operations of IR&M
W. Arthur Benson  ....    55    Director
Sheldon M. Bonovitz  .    57    Director
Warren V. Musser  ....    67    Director
John W. Sullivan  ....    59    Director
Martin R. Hoffmann  ..    62    Nominee for Director
Sidney F. Wentz  .....    62    Nominee for Director

   Joseph L. Castle II has been a Director of the Company since 1985. Mr. Castle is the Chairman of the Board of Directors and Chief Executive Officer of the Company, having served as Chairman from December 1985 through May 1992 and since December 20, 1993. Mr. Castle also served as President of the Company from December 1985 through December 20, 1993 when he reassumed his position as Chairman of the Board. Mr. Castle has worked in the energy industry in various capacities since 1971. Mr. Castle is a director of The Reading Company, Comcast Corporation, Charming Shoppes, Inc., Independence Capital Management, Inc. and Mark Centers Trust, a real estate investment trust.

   William S. Sudhaus has been a Director of the Company since February 1993. Mr. Sudhaus became the President and Chief Operating Officer of the Company in February 1994 having served as Executive Vice President of the Company since December 1993. Mr. Sudhaus also serves as Chairman and Chief Executive Officer of both IR&M, Powerine and IPCO. Mr. Sudhaus previously served as Chairman, President and Chief Executive Officer of IRMC, the former general partner of IRLP. Effective December 1991, Mr. Sudhaus became the Chairman and Chief Executive Officer of IR&M when it assumed the duties as IRLP's general partner. Prior to assuming his position with IRMC, Mr. Sudhaus was the President of Danik Corporation from January 1987 through May 1989, an investment banking and consulting firm to companies operating in the areas of energy, trade finance, shipping and consumer products. Mr. Sudhaus is the Chairman of the Board, President and Chief

Executive Officer of SIPAC which has entered into the Purchase Agreement with the Company. Mr. Sudhaus has agreed to resign as a Director if the closing of the Refinery Transactions is consummated. See Proposed Refinery Transactions in Item 13 -- Certain Relationships and Related Transactions.

   Richard E. Staedtler has been Senior Vice President and Chief Financial Officer of the Company since November 1994. Mr. Staedtler served as a Director of the Company from 1986 through September 1992, and as Chief Financial Officer of the Company from 1986 through June 1993, when he formed Terrapin Resources Corp. ("Terrapin") to purchase Minden Energy Corporation, then a wholly-owned subsidiary of the Company. Mr. Staedtler also serves as President of Terrapin, which provides certain administrative services to the Company. See Item 13. -- Certain Relationships and Related Transactions -- Transactions With Other Related Parties.

   Donald L. Marsh, Jr. has been Senior Vice President, Development of the Company since November 1994, Senior Vice President and Chief Financial Officer of IPCO since September 1993, and Treasurer of the Company since October 1993. Prior to serving as Senior Vice President, Development, Mr. Marsh served as Senior Vice President, Finance of the Company. From 1986 until he joined the Company in August 1993, Mr. Marsh had been an independent consultant with Earned Interest Inc.

   John D.R. Wright, III is the President and Chief Operating Officer of IR&M, and formerly the President and Chief Operating Officer of Indian Refining Management Company ("IRMC"). Prior to assuming his position with IRMC, Mr. Wright founded and was for 11 years Chairman of Wright Killen & Co., consultants to the downstream sector of the petroleum industry.

   A.L. Gualtieri is the President and Chief Operating Officer of Powerine, and was formerly its Vice President of Refining. Prior to assuming employment with Powerine in September 1986, Mr. Gualtieri was Vice President of West Coast Trading of Oxbow Resources Inc. Mr. Gualtieri is expected to be employed by SIPAC, and to resign his positions with the Company and its remaining subsidiaries, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in Item 13 -- Certain Relationships and Related Transactions.

   David M. Hermes is the Senior Vice President, Raw Material Supply of IR&M, Powerine and IPCO. From 1983 until he assumed his positions with the Company in February 1992, Mr. Hermes was Senior Crude Trading Representative of Fina Oil and Chemical Company. Mr. Hermes is expected to be employed by SIPAC, and to resign his positions with the Company and its remaining subsidiaries, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in Item 13 -- Certain Relationships and Related Transactions.

   Chris A. Woods is the Vice President and Chief Accounting Officer of the Company, IR&M, Powerine and IPCO. Prior to joining the Company in 1989, Mr. Woods served as the Treasurer of Woods Oil Company, and as an accounting and tax consultant for other regional oil and gas companies. From 1980 until 1982, Mr. Woods was a staff accountant for Marathon Oil Company. Mr. Woods is expected to be employed by SIPAC, and to resign his positions with the Company and its remaining subsidiaries, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in
Item 13 -- Certain Relationships and Related Transactions.

   Chris J. Bloomer has been Senior Vice President -- Canadian Operations of IR&M since December 1993. Prior to joining IR&M, Mr. Bloomer served as Director -- Liquids Business Centre of Shell Canada Limited, a major Canadian integrated oil company, where he held various staff and senior management positions since joining that company in 1977. Mr. Bloomer is expected to be employed by SIPAC, and to resign his positions with the Company and its remaining subsidiaries, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in Item 13 -- Certain Relationships and Related Transactions.

   W. Arthur Benson has been a Director of the Company since September 1992. Mr. Benson was employed by Metallgesellschaft Corp. ("MG") from November 1991 through February 1994, having served as President of MG's wholly-owned subsidiary MG Refining & Marketing, Inc. ("MGRM"), Senior Vice President of MG and Chairman of MG's wholly-owned subsidiary MG Natural Gas Corp. ("MGNG") from November 1991 until December 1993. From December 1993 through February 1994, Mr. Benson was responsible for MGRM's physical marketing activities.

Mr. Benson was Senior Vice President of Louis Dreyfus Energy Corporation, a world- wide energy company, from November 1988 through November 1991 and was Vice President, Marketing of MGRM from September 1987 through November 1988. Mr. Benson has elected not to stand for reelection as a Director at the Annual Meeting.

   Sheldon M. Bonovitz has been a Director of the Company since September 1988 and is currently the Chairman of the Compensation Committee of the Board of Directors. Mr. Bonovitz has been a partner of the Philadelphia law firm of Duane, Morris & Heckscher since 1966, was Chairman of the Tax Department of that firm from 1972 to 1994, and is currently Vice Chairman of that firm since 1992 and has served as a member of the partners Board of that firm since 1976. Mr. Bonovitz is also a director of Comcast Corporation, WWF Paper Corporation, The Graham Company, Inc., Surgical Laser Technologies, Inc. and Escalon Opthalmics, Inc.

   Warren V. Musser has been a Director of the Company since December 1991. Since 1968, Mr. Musser has been the Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. (formerly Safeguard Industries, Inc.). Since December 1991, Mr. Musser has been the Chairman of Technology Leaders Management, Inc. Mr. Musser is also a Director of CenterCore, Inc., CompuCom Systems, Inc., Rabbit Software Corp., Cambridge Technology Partners, Inc., Coherent Communications Corp. and Tangram Enterprise Solutions, Inc. Mr. Musser has elected not to stand for reelection as a Director at the Annual Meeting.

   John W. Sullivan has been a Director of the Company since January 1986. Since April 1987, Mr. Sullivan has been the President of Loblolly Pines Development Company, a real estate development firm located in Hobe Sound, Florida. Mr. Sullivan is a director of The Reading Company.

   Martin R. Hoffmann has been a Senior Visiting Fellow at the Center for Technology, Policy and Industrial Development of the Massachusetts Institute of Technology since 1993 and a private business consultant since 1993. From 1989 to 1993, Mr. Hoffman served as Vice President and General Counsel of Digital Equipment Corporation. Prior to assuming this position, Mr. Hoffmann practiced law as Managing Partner of the Washington, D.C. office of Gardner, Carton and Douglas from 1977 to 1989. Mr. Hoffmann also served in various capacities at the United States Department of Defense, including General Counsel from 1974 to 1975 and Secretary of the Army from 1975 to 1977. Mr. Hoffman is a director of E-Systems, Inc.

   Sidney F. Wentz has been Chairman of the Board of The Robert Wood Johnson Foundation, the nation's largest health care philanthropy, since June 1989. Commencing in 1967, he held several positions with Crum and Forster, an insurance holding company, retiring as Chairman and Chief Executive Officer in 1988. Previously, he was Corporate Attorney for Western Electric Company/AT&T and then attorney with the law firm of White & Case. Mr. Wentz is a director of Ace Limited, a Bermuda-based insurance company, and a trustee for Morristown Memorial Hospital and Drew University.

SECTION 16 COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and owners of more than 10% of any class of the Company's securities registered pursuant to
Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Commission. The Commission's rules also require such persons to furnish the Company with a copy of all Section 16(a) reports that they file.

   Based solely on a review of the copies of the reports which the Company received and written representations from certain persons, the Company believes that, except as set forth below, all such reporting persons complied with such requirements:

   David M. Hermes, who serves as an executive officer of the Company, filed a Form 3 that was four days delinquent and that inadvertently omitted to report certain derivative securities held by Mr. Hermes at that time, which delinquency and omission was not reported on a Form 5. Mr. Hermes has now filed an amended Form 3 to report his holding of the derivative securities that were omitted from the original Form 3 report.

   John W. Sullivan, who serves as a Director of the Company, did not file a Form 4 report with respect to two transactions in April 1993, which omission was not reported on a Form 5 with respect to the fiscal years ended September 30, 1993 or 1994. Mr. Sullivan has now filed a Form 4 reporting such transactions.

   Richard E. Staedtler, who became an executive officer of the Company in November 1994, filed a Form 3 that was one day delinquent.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

   The following table summarizes all compensation paid to the Named Executives for the Company's last three completed fiscal years:

                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                       Annual Compensation      Compensation
                                                    ------------------------   --------------
                                                                                 Securities
                                                                                 Underlying
                                                                                   Awards           All Other
                                           Fiscal                                 Options/       Compensation(1)
      Name and Principal Position           Year     Salary($)     Bonus($)        SARs(#)             ($)
- - --------------------------------------   --------   ----------    ----------   --------------   ---------------
Joseph L. Castle II  ..................     1994      $416,667     $285,000             --           $  6,000
Chairman of the Board, Chief                1993       300,000           --         32,500              9,000
 Executive Officer and Director of the      1992       333,328           --         67,500              6,000
 Company  .............................
William S. Sudhaus  ...................     1994      $443,695     $292,311         75,000           $  6,000
 President, Chief Operating Officer         1993       409,690      122,907         37,500              7,500
  and Director of the Company  ........     1992       397,230           --             --                 --
John D.R. Wright, III  ................     1994      $273,114     $ 50,000             --                 --
 President and Chief Operating              1993       260,250       50,000         87,500(2)              --
 Officer of IR&M  .....................     1992       250,000           --             --                 --
A. L. Gualtieri  ......................     1994      $333,754     $ 53,202         50,000           $207,013(3)
 President and Chief Operating Officer
 of Powerine  .........................
David M. Hermes  ......................     1994      $181,042     $262,875         50,000                 --
 Senior Vice President, Raw Material        1993       196,875       37,500         16,666                 --
 Supply of IR&M, Powerine and               1992        85,625           --         20,000                 --
 IPCO  ................................

- - ------
(1) Directors' fees, except for Mr. Gualtieri.

(2) Mr. Wright was granted 175,000 stock appreciation rights ("SARs") pursuant to a Bonus Payment Rights Agreement dated October 1, 1991 among Mr. Wright, IR&M and IRLP. Pursuant to an Amendment to Agreement dated as of February 25, 1993, IR&M, IRLP and Mr. Wright agreed to reduce the number of SARs then held by Mr. Wright from 175,000 to 87,500. In addition, the terms of the SARs held by Mr. Wright were amended to provide that (a) until the aggregate amount received by Mr. Wright upon exercise of SARs equals $2 million, each SAR would be exercisable for the sum of (i) the amount (the "Basic Value") by which the average closing price of shares of Common Stock of the Company for the 20 trading days prior to the date of exercise exceeds the base price of $8.00, plus (ii) the Basic Value up to $11.42 (the "Incremental Value"); (b) thereafter and until the aggregate Basic Value of the SARs to be exercised equals the aggregate Incremental Value received by Mr. Wright described in (a) above, Mr. Wright would not receive any amount upon the exercise of SARs; and (c) thereafter, each SAR would be exercisable for the Basic Value.

(3) Amounts paid as consideration for termination of prior employment contract.

OPTION GRANTS IN LAST FISCAL YEAR

   The following table summarizes all options and SARs granted as compensation to the Named Executives during the fiscal year ended September 30, 1994:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Individual Grants
                         --------------------------------------------------------
                                           Percent
                                           of Total
                           Number of       Options/                                    Potential Realization
                           Securities        SARs                                        Value at Assumed
                           Underlying     Granted to     Exercise                      Annual Rates of Stock
                            Options/      Employees       or Base                       Price Appreciation
                              SARs        in Fiscal        Price      Expiration          For Option Term
                                                                                    --------------------------
          Name            Granted (#)        Year         ($/Sh)         Date          5%($)         10%($)
- - ----------------------   ------------   ------------    ----------   ------------   ----------   ------------
Joseph L. Castle II  ..            0         --            --                --             --             --
William S. Sudhaus  ...       75,000(1)      17.3%        $11.00        1/12/04       $519,000     $1,314,838
John D.R. Wright, III              0         --            --                --             --             --
A. L. Gualtieri  ......       50,000(1)      11.5%        $11.00        1/12/04       $346,000     $  876,500
David M. Hermes  ......       50,000(1)      11.5%        $11.00        1/12/04       $346,000     $  876,500

- - ------------
(1) Options granted vest 25% on July 12, 1994, 25% on January 12, 1995, 25% on January 12, 1996 and 25% on January 12, 1997, unless sooner vested as a result of a "Change in Control" of the Company, as defined in the Company's 1992 Executive Equity Incentive Plan.

OPTION/SAR EXERCISES AND OPTION/SAR VALUES

   No options or SARs were exercised by the Named Executives during the fiscal year ended September 30, 1994. The following table shows the total number of unexercised options and SARs held at September 30, 1994 by such officers. The table also shows the values for unexercised "in-the money" options and SARs which represent the positive spread between the exercise price of such stock options or SARs and the fair market value of the shares of Common Stock as of September 30, 1994 ($16.00 per share).

           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTION/SAR VALUES

                                                          Number of
                                                          Securities         Value of
                                                          Underlying        Unexercised
                                                         Unexercised       in-the-Money
                                                         Options/SARs      Options/SARs
                                                              at                at
                                                       Fiscal Year-End    Fiscal Year-End
                             Shares         Value            (#)                ($)
                           Acquired on     Realized      Exercisable/      Exercisable/
          Name            Exercise (#)       ($)        Unexercisable      Unexercisable
- - ----------------------   -------------   ----------    ---------------   ----------------
Joseph L. Castle II  ..         0             --       83,750/16,250    $735,938/$60,938
William S. Sudhaus  ...         0             --       37,500/75,000    $142,188/354,688
John D.R. Wright, III           0             --       87,500/ --       $  1,468,250/ --
A. L. Gualtieri  ......         0             --       12,500/37,500    $ 62,500/187,500
David M. Hermes  ......         0             --       40,833/45,833    $336,549/218,749

PENSION PLANS

   The Company has no defined benefit pension plans.

   IRLP Retirement Plan. IRLP established a defined benefit retirement plan (the "IRLP Retirement Plan") commencing January 1, 1991. All employees of IRLP and IPLP, including officers, are eligible for benefits under the IRLP Retirement Plan commencing on the first January 1 after attaining 20.5 years of age and six months of service with IRLP or IPLP. The IRLP Retirement Plan is administered by a trustee and is funded at amounts required by the Employee Retirement Income Security Act of 1974, as amended.

   The table below shows the estimated annual retirement benefits at age 65 to participants in the IRLP Retirement Plan.

                              PENSION PLAN TABLE

     Remuneration                              Years of Service(1)
- - ---------------------   ---------------------------------------------------------------
                             15           20           25           30            35
                        ----------   ----------    ----------   ----------   ----------
$125,000  ............    $25,445      $33,940       $42,425      $50,910      $59,395
$150,000 and greater       31,455       41,940        52,425       62,910       73,395

- - ------------
(1) Employees are generally entitled to annual retirement benefits equal to 1.1% of average earnings up to compensation covered by social security and 0.5% of average earnings that exceed compensation covered by social security, up to a maximum of $150,000. Such annual benefit is multiplied by the years of service up to a maximum of 35 years. Average earnings are generally computed based upon all salary and bonuses received by each eligible employee during the five highest paid compensation years during the last ten years before retirement. Employees may retire at age 65 or at age 62 if they have 20 years of vested service.

   As of September 30, 1994, the Named Executives were credited under the IRLP Retirement Plan with the years of service indicated: William S. Sudhaus, four years; John D.R. Wright, III, three years; and David M. Hermes, three years.

COMPENSATION OF DIRECTORS

   All of the Outside Directors are paid director's fees of $25,000 per year. In addition, all Directors receive $1,500 per Board meeting attended and $1,500 per Board committee meeting attended ($500 per committee meeting if held in conjunction with a Board meeting).

   On October 20, 1994, the Board of Directors formed the Special Committee, consisting of Joseph L. Castle II, Sheldon M. Bonovitz and John W. Sullivan to consider the Refinery Transactions. See Proposed Refinery Transactions in
Item 13. -- Certain Relationships and Related Transactions. On December 1, 1994, the Board determined that each member of the Special Committee, other than Mr. Castle, would receive the sum of $40,000 for his service on the Special Committee. Mr. Bonovitz, because of his law firm's retention by the Special Committee, waived such fee.

   On May 11, 1993, the Board of Directors of the Company adopted, subject to stockholder approval, an amendment to the Incentive Plan, which amendment was modified and readopted by the Board on November 17, 1994. Pursuant to the terms of the amendment if adopted by the Stockholders, each Outside Director will automatically be granted an option to purchase 5,000 shares of Common Stock each calendar year on the earlier to occur of (a) the first trading day coinciding with or immediately following the fifteenth day after the Company's regular Annual Stockholders' Meeting or (b) the first trading day in May, for serving as a Director, as more fully provided in the Incentive Plan. Contingent upon Stockholder approval of a proposed amendment, on May 2, 1994 the Company issued each Outside Director (Messrs. Benson, Bonovitz, Musser and Sullivan) options to purchase 5,000 shares of Common Stock at $11.75 per share.

EMPLOYMENT AGREEMENTS

   Employment Agreements among the Company and certain of its subsidiaries and the Named Executives are described below:

   Effective January 1, 1994, Joseph L. Castle II entered into an Employment Agreement with the Company pursuant to which Mr. Castle agreed to serve as Chairman and Chief Executive Officer of the Company through December 31,
1995. This agreement provides for Mr. Castle to receive annual compensation at the rate of $475,000 plus cost of living increases and discretionary bonuses to be determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Mr. Castle's agreement also provides that he will be entitled to receive certain separation pay and benefits in the event that the Company fails to renew the agreement or following a change in control of the Company, as such event is described in the agreement and to certain benefits upon his retirement from the Company. Under the agreement, a change in control includes any person becoming the beneficial owner of more than 50% of the Company's voting stock or the sale of all or substantially all of the assets of the Company. Upon retirement, subject to certain conditions set forth in the agreement, Mr. Castle will be entitled to receive, for life, 20% of his annual base salary, as defined in the agreement, or one of three actuarially equivalent benefits.

   Effective January 1, 1994, William S. Sudhaus entered into an Amended and Restated Employment Agreement with the Company, IR&M, Powerine and IRLP pursuant to which Mr. Sudhaus agreed to serve as President and Chief Operating Officer of the Company and Chairman and Chief Executive Officer of IR&M and Powerine. This agreement provides for Mr. Sudhaus to receive annual compensation at the rate of $450,000 plus cost of living increases and bonuses based on the profitability of IRLP, Powerine and IPLP, and discretionary bonuses to be determined by the Compensation Committee. The agreement also provides that Mr. Sudhaus will be entitled to receive certain separation pay and benefits following a change in control of the Company, as such event is defined in the agreement. Under the agreement, a change in control includes any person becoming the beneficial owner of more than 50% of the Company's voting stock, any such person having nominated or designated more than 50% of the Company's directors, or the sale of all or substantially all of the assets of the Company. Mr. Sudhaus, as the Chairman and Chief Executive Officer of SIPAC, has agreed to the termination of his agreement and the cancellation of his outstanding options to purchase 112,500 shares of Common Stock, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in Item 13. -- Certain Relationships and Related Transactions.

   On October 1, 1991, John D.R. Wright, III entered into an Employment Agreement with IR&M and IRLP, as amended on February 25, 1993, pursuant to which Mr. Wright agreed to serve as President and Chief Operating Officer of IR&M through January 31, 1996. This agreement provides for Mr. Wright to receive annual compensation at the rate of $250,000 plus cost of living increases and bonuses based on achievement of certain targeted levels of performance by the Indian Refinery and on the profitability of IRLP. Mr. Wright's agreement also provides that he will be entitled to receive certain separation pay and benefits following a change in control of IRLP, as such event is described in the agreement. Under the agreement, a change in control occurs if the Company and MG no longer own at least 50% of the equity interests in IRLP or if IRLP no longer owns at least 50.01% of the Indian Refinery. In connection with Mr. Wright's agreement, Mr. Wright is also a party to a Bonus Payment Rights Agreement, dated October 1, 1991, as amended on February 25, 1993, with IR&M and IRLP pursuant to which Mr. Wright received 87,500 SARs from IR&M. See Footnote 2 to the Summary Compensation Table.

   On April 1, 1994, A. L. Gualtieri entered into an Employment Agreement with Powerine pursuant to which Mr. Gualtieri agreed to serve as President and Chief Operating Officer of Powerine through December 31, 1995. This agreement provides for Mr. Gualtieri to receive annual compensation at the rate of $280,000 plus cost of living increases and discretionary bonuses based on achievement of certain targeted levels of performance of Powerine as determined by the Compensation Committee. Mr. Gualtieri's agreement also provides that he will be entitled to receive certain separation pay and benefits following a change in control of Powerine, as such event is described in the agreement. Under the agreement, a change in control includes any person becoming the beneficial owner of more than 50% of the Company's or Powerine's voting stock or the sale of all or substantially all of the assets of Powerine.

   On February 14, 1992, David M. Hermes entered into an Employment Agreement with IR&M, Powerine and IPCO, as amended on March 1, 1993, March 2, 1994, and May 9, 1994, pursuant to which Mr. Hermes agreed to serve as Senior Vice President, Raw Material Supply of IR&M, Powerine and IPCO through February 29, 1997. The agreement, which is guaranteed by the Company, provides for Mr. Hermes to receive annual compensation at the rate of $200,000 plus cost of living increases and discretionary bonuses based on achievement of certain targeted levels of performance by IR&M. In addition, Mr. Hermes was advanced $75,000 in 1992, which amount will either be applied against Mr. Hermes' future compensation or be repaid if Mr. Hermes' employment is terminated under certain circumstances prior to February 29, 1997. In connection with Mr. Hermes' agreement, Mr. Hermes also entered into a Bonus Payment Rights Agreement, dated February 12, 1992, pursuant to which Mr. Hermes received 20,000 SARs which were exercised on November 4, 1994.

   As noted above, pursuant to their employment agreements, the Named Executives, including the Chairman of the Board and Chief Executive Officer, are entitled to certain separation pay and benefits following termina-tion of employment (except for death, disability, willful misconduct or, except for Mr. Castle, normal retirement) or (except for Mr. Hermes) a change in control of the Company or certain of its subsidiaries, as such event is defined in their respective employment agreements. It is a condition to the Company's obligations under the Purchase Agreement that the Company receive, from each employee, officer or Director of the Company or its affiliates who is or is anticipated to become an officer, director or stockholder of SIPAC, an agreement to, effective as of the closing of the Refinery Transactions, waive and release (i) any payments which may be or become due to such individual as a result of the consummation of the Refinery Transactions and
(ii) such other rights as the Company may reasonably request.

RETENTION BONUS PROGRAM

   On March 17, 1994, the Compensation Committee approved a retention bonus program (the "Retention Bonus Program") pursuant to which the Compensation Committee may, in its sole discretion, award a retention bonus to any covered executive in any calendar quarter during which the Retention Bonus Program is in effect. Currently, the covered executives include each of the Named Executives. Each retention bonus award may include one or both of: (a) an acceleration of the payment of a designated percentage of the covered executive's then current annual performance bonus, not to exceed 100% of such performance bonus prorated on a quarterly basis; and (b) the payment of an additional bonus which for any quarter may not aggregate more than 7.5% of such executive's base salary. The Retention Bonus Program also contemplates that a retention bonus pool be established for employees other than the covered executives; the Compensation Committee may make retention bonus awards from this bonus pool in its sole discretion.

   During the fiscal year ended September 30, 1994, Mr. Castle earned $285,000, Mr. Sudhaus earned $168,750 and Mr. Gualtieri earned $53,202 under the Retention Bonus Program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee consisted of Sheldon M. Bonovitz, Chairman, Warren V. Musser and John W. Sullivan. The Company has engaged the law firm of Duane, Morris & Heckscher, of which Mr. Bonovitz is a partner, to provide legal services to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL HOLDERS OF VOTING SECURITIES

   The following table sets forth, as of November 30, 1994, the names of all persons who were known by the Company to be the beneficial owners (as defined in the rules of the Securities and Exchange Commission (the "Commission") of more than five percent of the shares of Common Stock of the Company:


  Class of                                               Amount and Nature of     Percent of
   Stock       Name and Address of Beneficial Owner    Beneficial Ownership(1)     Class(1)
   -----     ---------------------------------------   -----------------------    ------------
Common  ...  Joseph L. Castle II and Sally W. Castle           556,758(2)            8.25%
             One Radnor Corporate Center, Suite 250
             100 Matsonford Road
             Radnor, Pennsylvania 19087
Common  ...  FMR Corp.                                       1,121,450(3)           16.84%
             82 Devonshire Street
             Boston, Massachusetts 02109

- - ------------
(1) Based on a total of 6,658,646 shares of Common Stock issued and outstanding as of November 30, 1994. In calculating each respective holder's percentage ownership and beneficial ownership in the table above, shares of Common Stock which the holder has the right to acquire within 60 days are included.

(2) Joseph L. Castle II and Sally W. Castle are husband and wife. As such, each is deemed to beneficially own 556,758 shares of Common Stock. Includes (a) 435,733 shares of Common Stock owned by Mr. Castle and 32,275 shares of Common Stock owned by Mrs. Castle; (b) 67,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $6.00 per share; (c) 16,250 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $12.25 per share; and (d) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mrs. Castle at $5.75 per share.

(3) Includes 1,121,450 shares of Common Stock beneficially owned by Fidelity Management & Research Company as a result of its serving as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and as investment adviser to certain other funds which are generally offered to limited groups of investors.

SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth, as of November 30, 1994, the shares of Common Stock beneficially owned by each of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (the "Named Executives"), by each Director and nominee for Director of the Company and by the Directors, nominees and executive officers of the Company as a group, with sole voting and investment power unless otherwise indicated:

                                                                          Amount and
                                                                          Nature of
 Class of                                                                 Beneficial     Percent of
   Stock                      Name of Beneficial Owner                   Ownership(1)    Class(1)(2)
- - ----------   --------------------------------------------------------   ------------    ------------
Common       Joseph L. Castle II ....................................     556,758(3)         8.25%
Common       William S. Sudhaus .....................................      58,750(4)
Common       John D.R. Wright, III  .................................           0
Common       A.L. Gualtieri .........................................      25,000(5)
Common       David M. Hermes  .......................................      33,333(6)
Common       John W. Sullivan  ......................................      49,637(7)
Common       Sheldon M. Bonovitz ....................................      36,788(8)
Common       W. Arthur Benson  ......................................      75,000(9)         1.12%
Common       Warren V. Musser  ......................................      20,000(10)
Common       Martin R. Hoffmann .....................................           0
Common       Sidney F. Wentz  .......................................           0
Common       All Directors, Nominees and Executive Officers as a
              group (15 persons) ....................................     884,016            12.7%

- - ------------
 (1) Based on a total of 6,658,646 shares of Common Stock issued and outstanding as of November 30, 1994. In calculating each respective holder's percentage ownership and beneficial ownership in the table above, shares of Common Stock which the holder has the right to acquire within 60 days are included.

 (2) Percentages of less than one percent are omitted.

 (3) Includes (a) 435,733 shares of Common Stock owned by Mr. Castle and 32,275 shares of Common Stock owned by Mrs. Castle; (b) 67,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $6.00 per share; (c) 16,250 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $12.25 per share; and (d) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mrs. Castle at $5.75 per share.

 (4) Includes (a) 42,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sudhaus at $11.00 per share and (b) 16,250 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sudhaus at $12.25 per share. Mr. Sudhaus, as the Chairman and Chief Executive Officer of SIPAC, has agreed to the termination of his employment agreement and the cancellation of his outstanding options to purchase 112,500 shares of Common Stock, effective upon and subject to the closing of the Refinery Transactions. See Proposed Refinery Transactions in Item 13. -- Certain Relationships and Related Transactions.

 (5) Includes 25,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Gualtieri at $11.00 per share.

 (6) Includes (a) 8,333 shares of Common Stock issuable upon exercise of options which are exercisable by Mr. Hermes at $12.25 per share and (b) 25,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Hermes at $11.00 per share.

 (7) Includes (a) 2,158 shares of Common Stock owned by Mr. Sullivan; (b) 25,146 shares of Common Stock held by Mr. Sullivan as Trustee, under a Trust Agreement dated March 25, 1991; (c) 4,000 shares of Common Stock owned by the John W. and Susan R. Sullivan Foundation of which Mr. Sullivan disclaims beneficial ownership although retaining voting and investment power with respect to such shares of Common Stock; (d) 5,000 shares of Common Stock held by an Individual Retirement Account for the benefit of Mr. Sullivan; (e) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sullivan at $8.50 per share; and (f) 8,333 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sullivan at $11.00 per share. Does not include 2,500 shares of Common Stock held by Mr. Sullivan's wife as Trustee under a Trust Agreement dated March 25, 1991, of which Mr. Sullivan disclaims beneficial ownership, or 5,000 shares of Common Stock issuable upon exercise of options which will become exercisable by Mr. Sullivan at $11.75 per share in the event the Company adopts the First Amendment to the Company's 1992 Executive Equity Incentive Plan, at its next Annual Meeting.

 (8) Includes (a) 23,455 shares of Common Stock owned by Mr. Bonovitz; (b) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Bonovitz at $8.50 per share; and (c) 8,333 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Bonovitz at $11.00 per share. Does not include (a) 15,633 shares of Common Stock held by Mr. Bonovitz's wife, Jill F. Bonovitz; (b) 7,266 shares of Common Stock owned by the Trust under Will #1 Robert H. Fleisher, of which Mr. Bonovitz is one of four trustees and shares voting power; (c) 4,821 shares of Common Stock held by Mr. Bonovitz as Trustee, u/t/d 5/24/91, f/b/o Erik F. Bonovitz; (d) 4,821 shares of Common Stock held by Mr. Bonovitz as Trustee, u/t/d 11/14/89, f/b/o Christopher F. Bonovitz, of which Mr. Bonovitz disclaims beneficial ownership or (e) options to acquire 5,000 shares of Common Stock which will become exercisable by Mr. Bonovitz at $11.75 per share in the event the Company adopts the First Amendment to the Company's 1992 Executive Equity Incentive Plan, at its next Annual Meeting.

 (9) Includes (a) 50,000 shares of Common Stock owned by Mr. Benson and (b) 25,000 shares of Common Stock issuable upon exercise of options which are exercisable by Mr. Benson at $5.75 per share. Does not include 47,500 shares of Common Stock issuable upon exercise of warrants which are exercisable within 60 days at $11.00 per share by Mr. Benson's wife, of which Mr. Benson disclaims beneficial ownership or 5,000 shares of Common Stock issuable upon exercise of options which will become exercisable by Mr. Benson at $11.75 per share in the event the Company adopts the First Amendment to the Company's 1992 Executive Equity Incentive Plan, at its next Annual Meeting.

(10) Includes (a) 10,000 shares of Common Stock owned by Mr. Musser; (b) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Musser at $8.50 per share; and (c) 5,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Musser at $11.00 per share. Does not include 5,000 shares of Common Stock issuable upon exercise of options which will become exercisable by Mr. Musser at $11.75 per share in the event the Company adopts the First Amendment to the Company's 1992 Executive Equity Incentive Plan, at its next Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Except as otherwise indicated, the Company believes the terms of each of the following transactions were comparable to those available from a non-affiliate.

MG AND ITS AFFILIATES

   Immediately prior to the MG Settlement described below, in excess of 40% of the Company's outstanding common stock was owned by MG, and the Company and its subsidiaries had entered into many agreements, described below, with MG and its affiliates, including agreements pursuant to which MG and its affiliates financed the Company's refining and natural gas marketing operations, purchased all of the Company's refined product output, and supplied natural gas to the Company for resale under a long-term contract to a third party. In December 1993, the Company was informed that MG and its parent corporation, Metallgesellschaft AG ("MG AG"), had incurred substantial cash expenditures and losses related in part to margin payments required by the New York Mercantile Exchange and various over-the-counter derivatives trading counterparties as a result of a decline in oil prices. Thereafter, in its annual report issued in February 1994, MG AG announced that its consolidated net deficit (net loss) for fiscal 1993 was DM 2.025 billion ($1.241 billion).

   As a result of the financial difficulties surrounding MG and its affiliates, the Company became concerned that MG and its affiliates would be unable to perform their obligations under their agreements with the Company or might seek to avoid performance through litigation challenging the validity of some or all of such agreements. Although the Company believed it would be successful in any litigation seeking to enforce the agreements, the Company also believed that the risks and substantial costs of such litigation, including the risk of being unable to collect any damages which might be awarded, as well as the disruption to the Company's business, made litigation undesirable. In addition, the Company believed that MG might enter bankruptcy and seek to reject some or all of such agreements, in which case the Company would be likely to recover little if any damages. In addition, relationships between the Company and MG, as a major stockholder of the Company, had become adversarial, which the Company believed was not in the best interests of the Company or its other stockholders. Accordingly, in July 1994 the Company and MG commenced negotiations to attempt to restructure the contractual and other relationships between MG and its affiliates and the Company and its affiliates.

   On August 31, 1994, the Company entered into two agreements with MG and certain of its affiliates pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships among them (the "MG Settlement"). In the first step of the MG Settlement, which closed on September 9, 1994, MG transferred 3.6 million shares of Common Stock to the Company in exchange for approximately $39.8 million of participations the Company held in debt obligations of the Company and its affiliates to MG Trade Finance Corp. ("MGTFC"), a wholly-owned subsidiary of MG.

   In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates, and assumed IRLP's obligations under its $120 million senior facility with Societe Generale (the "Senior Facility"), together totaling approximately $322 million, (b) transferred back to the Company the remaining 969,000 shares of Common Stock held by MG and a $5.5 million debenture convertible into 500,000 shares of Common Stock, (c) issued to the Company a $10 million note payable in three years (the MG Note ), (d) terminated all of its interests in the Company's natural gas operations and (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into in September 1993. In exchange for the foregoing, IRLP and Powerine (i) amended their offtake agreements (the "Indian Offtake Agreement" and the "Powerine Offtake Agreement" respectively and collectively the "Offtake Agreements") to terminate effective February 1, 1995, (ii) amended their working capital facilities to terminate on March 31, 1995 and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG also entered into a four-year natural gas swap agreement.

   The following is a summary of certain of the agreements, arrangements and transactions between the Company and MG and its affiliates.

INDIAN REFINERY OPERATIONS

   Indian Offtake Agreement. The Company entered into the Indian Offtake Agreement with MGRM in February 1992. Under the terms of the Indian Offtake Agreement, as amended through October 14, 1993, MGRM agreed to purchase 100% of IRLP's refined products through June 30, 2000 at a purchase price equal to
(a) the settlement price of near month West Texas Intermediate crude oil; plus (b) the "Margin Increment" which is currently $5.105 per barrel; plus
(c) certain taxes and other costs and charges.

   Pursuant to the terms of the MG Settlement, MGRM and IRLP agreed to terminate the Indian Offtake Agreement effective February 1, 1995 (except for certain specified post-termination obligations) and to change certain provisions relating to the refined product mix to be delivered thereunder. Such revised product mix provisions are not expected to have a material impact on IRLP's operations.

   During the fiscal year ended September 30, 1994, IRLP recorded sales of approximately $498.2 million to MGRM under the Indian Offtake Agreement. In addition, during such period IRLP was paid approximately $11.9 million in connection with reduced run periods for which MGRM was responsible under the IRLP Offtake Agreement.

   Although other refineries could mitigate the effect of low refining margins to a minor degree through hedging activities, the Company believes that long term, exclusive offtake agreements were generally not available to other refineries.

   MG Supply Agreement. As of February 1, 1992, IRLP entered into an Agreement for the Purchase and Sale of Feedstocks (the "MG Supply Agreement") with MG. Under the terms of the MG Supply Agreement, MG originally agreed to supply IRLP with up to 2.1 million barrels of crude oil and intermediate feedstocks each month through June 30, 1994 on a cost plus fee basis. The MG Supply Agreement was amended as of October 1, 1993 to (a) add Powerine and IPLP as parties and (b) extend the term to September 30, 1997. Under the MG Supply Agreement, as amended, Powerine was permitted to request deliveries of up to 1.5 million barrels of crude oil and intermediate feedstocks each month, and IPLP was permitted to request deliveries of up to 1 million barrels per month for sale to entities other than IRLP or Powerine. Pursuant to the terms of the MG Settlement, the MG Supply Agreement was terminated as of October 14, 1994.

   During the fiscal year ended September 30, 1994, IRLP and IPLP purchased $9.1 million and $41.1 million, respectively, of crude oil and feedstocks from MG, including hedging transactions. Powerine did not purchase any crude oil or feedstocks from MG under this agreement during fiscal 1994. In addition, IRLP, Powerine and IPLP incurred approximately $1.4 million, $1.2 million and $12,000, respectively, of fees and reimbursable expenses pursuant to the MG Supply Agreement, the Revolving Credit Facility and the Powerine Loan Agreement (as such terms are defined below).

   Swap Agreement. On May 27, 1993, IRLP entered into a 20,000 barrel per day ("B/D") swap agreement with MGRM (the "Swap Agreement"). Under the terms of this agreement, IRLP was to pay to or receive from MGRM the differential of the monthly mean price per barrel of West Texas Intermediate crude oil minus $1.60 versus the monthly mean price per barrel of West Texas sour crude oil. IRLP and its senior lender considered it prudent to hedge against unprotected decreases in the price differentials between sweet and sour crude, which had fluctuated significantly in the past, since IRLP intended to run an increasing percentage of sour crude. Pursuant to the terms of the MG Settlement, the Swap Agreement was terminated as of October 14, 1994. During the fiscal year ended September 30, 1994, the Company received a net amount of approximately $3.1 million under this agreement.

   Forward Sale Transaction. On September 28, 1993, IPLP entered into a forward sale contract (the "Forward Sale Contract") pursuant to which, in exchange for a prepayment of $120 million, IPLP sold specified quantities of crude oil to Percolin Limited ("Percolin") for delivery over a 12-month period commencing March 1994. Pursuant to the terms of the MG Settlement, MGRM agreed to supply all crude oil necessary to meet IPLP's delivery obligations under the Forward Sale Contract. In addition and by agreement with Percolin, the MG Settlement provided for the extension of IPLP's delivery obligations through July 1995.

   Hedging. During fiscal 1994, IRLP, Powerine and IPLP conducted and cleared hedging activities through MG Futures, Inc., a wholly-owned subsidiary of MG ("MG Futures"), which is a registered Futures Commission Merchant. During the fiscal year ended September 30, 1994, IRLP, Powerine and IPLP paid MG Futures approximately $182,000, $92,000 and $18,000, respectively, for standard commission fees. Pursuant to the terms of the MG Settlement, IRLP and Powerine ceased to conduct hedging activities through MG Futures.

   Natural Gas Contracts. During the fiscal year ended September 30, 1994, IRLP purchased natural gas for its refining operations from MGNG. Such purchases were made at market rates. During such fiscal year, IRLP paid approximately $8.5 million to MGNG for natural gas purchases. Pursuant to the terms of the MG Settlement, IRLP and MGNG terminated their natural gas supply relationship; however, the parties entered into a natural gas swap agreement pursuant to which the parties agreed that MGNG would pay to IRLP the excess, if any, of the prompt month's natural gas price as reported on the NYMEX over the one-year futures price, or IRLP would pay to MGNG the excess, if any, of such futures price over such prompt month's price, for 10,000 MMBtu per day through June 23, 1998.

   Catalyst Lease. During the fiscal year ended September 30, 1994, IRLP leased platinum from MGTFC to be used as a catalyst component on a year-to-year basis. Pursuant to the terms of the MG Settlement, the platinum lease was terminated and all platinum leased thereunder was transferred to IRLP without incremental payment. Catalyst lease payments to MGTFC for the fiscal year ended September 30, 1994 were $85,000.

POWERINE REFINERY OPERATIONS

   Acquisition of Powerine. On August 9, 1993, the Company entered into a letter of intent with MG pursuant to which the Company agreed to purchase MG's option to acquire Powerine (the "Powerine Option"). The Powerine Option had been acquired by MG in March 1993 for $8 million and the assumption of an indemnity obligation. Pursuant to the terms of an Option Assignment Agreement dated as of October 1, 1993, the Company (a) paid MG $8 million for the Powerine Option which was immediately exercised for nominal consideration;
(b) assumed MG's estimated $3.027 million indemnity obligation related to yield losses incurred by Powerine under a processing arrangement with MG; (c) assumed a $2.7 million tax indemnification to the previous owner of Powerine;
(d) assumed $128 million of debt obligations to MG and other liabilities of $45 million; and (e) paid transaction costs of $980,000. Concurrently with the closing of the Powerine acquisition (i) MGRM entered into the Powerine Offtake Agreement, (ii) MGTFC entered into the Revised Powerine Loan Agreement (as defined below), and (iii) Powerine became a party to the MG Supply Agreement.

   The purchase price for Powerine approximated its appraised value at the time of the Company's purchase.

   Powerine Offtake Agreement. Pursuant to the terms of the Powerine Offtake Agreement, Powerine agreed to sell substantially all of its refined products it produces to MGRM through January 1, 1998 at a purchase price equal to (a) the Platt's West Coast price of near month Alaskan North Slope crude oil; plus (b) the "Margin Increment" which is currently $10.506 per barrel; plus
(c) certain taxes and other costs and charges.

   Pursuant to the terms of the MG Settlement, MGRM and Powerine agreed to terminate the Powerine Offtake Agreement effective February 1, 1995 (except for certain specified post-termination obligations).

   During the fiscal year ended September 30, 1994, Powerine recorded sales of $348.8 million to MGRM under the Powerine Offtake Agreement. During such period Powerine did not receive any amounts in connection with reduced run periods under the Powerine Offtake Agreement.

   Prior to the acquisition of Powerine by the Company, Powerine had processed crude oil and feedstocks for MGRM and MGRM had made commitments to purchase crude oil and feedstocks for processing by Powerine. In connection with entering into the Powerine Offtake Agreement, Powerine agreed to honor such commitments. As a result of such agreement, Powerine paid MGRM approximately $47.1 million during fiscal 1994 for the delivery of such crude oil and feedstocks. Powerine did not incur any fees as a result of these transactions.

   Although other refineries could mitigate the effect of low refining margins to a minor degree through hedging activities, the Company believes that long term, exclusive offtake agreements were generally not available to other refineries.

   Petroleum Coke Purchase Agreement. Effective January 1, 1994, Powerine entered into a 36-month Petroleum Coke and Purchase Agreement with MGPC Petcoke Inc., a wholly-owned subsidiary of MG ("MG Petcoke"), pursuant to which MG Petcoke agreed to purchase all petroleum coke produced at the Powerine Refinery. During the fiscal year ended September 30, 1994, Powerine recorded sales of $2.5 million to MG Petcoke under this agreement.

NATURAL GAS OPERATIONS

   Management Agreement. In connection with the acquisition of the 77-mile intrastate pipeline located in Rusk County, Texas (the "Castle Pipeline") from Atlantic Richfield Company ("ARCO"), Castle Texas Pipeline Limited Partnership, a wholly-owned subsidiary limited partnership of the Company ("Castle Texas Pipeline"), and MG Gathering Corp., a wholly-owned subsidiary of MG ("MG Gathering"), entered into a Management Agreement dated as of December 1, 1992 (the "Management Agreement") pursuant to which MG Gathering agreed to manage the operations of the Castle Pipeline. The Management Agreement runs until June 1, 1999 and continues thereafter on a year-to-year basis until terminated by either of the parties. During the fiscal year ended September 30, 1994, Castle Texas Pipeline paid MG Gathering $148,000 for services rendered pursuant to this agreement. Pursuant to the terms of the MG Settlement, Castle Texas Pipeline may terminate the Management Agreement upon thirty days notice.

   Service Agreement. In connection with the acquisition of the various gas supply contracts from ARCO, CEC Gas Marketing Limited Partnership, a wholly-owned subsidiary limited partnership of the Company, and MGNG entered into a Service Agreement dated as of December 1, 1992 (the "Service Agreement") pursuant to which MGNG agreed to administer all gas supply contracts owned by CEC Gas Marketing. Subject to certain termination events, the Service Agreement runs until June 1, 1999, and continues thereafter on a month-to-month basis until terminated by either of the parties. During the fiscal year ended September 30, 1994, CEC Gas Marketing paid MGNG $240,000 for services rendered pursuant to this agreement. Pursuant to the terms of the MG Settlement, CEC Gas Marketing may terminate the Service Agreement upon thirty days notice.

   MGNG Supply Agreement. CEC Gas Marketing supplies a contractual amount of natural gas to the Lone Star Gas Company pursuant to the terms of a long-term take or pay contract (the "Lone Star Contract") acquired from ARCO. Approximately 17% of those supplies come from the wells operated by Castle Texas Production. The balance is purchased by CEC Gas Marketing from MGNG pursuant to the Amended and Restated Gas Purchase Contract dated as of August 1, 1993 (the "MGNG Supply Agreement"). Natural gas is purchased from MGNG pursuant to a six tier formula at varying prices. It is anticipated that a substantial portion (approximately 83%) of the natural gas used to meet CEC Gas Marketing's delivery obligations under the Lone Star Contract will consist of natural gas provided by MGNG which, effective June 1, 1993, is priced at $2.10 per MMBtu.

   The MGNG Supply Agreement contains take-or-pay provisions which obligate CEC Gas Marketing to take (and pay for if not taken) certain annual quantities of natural gas. The agreement also has limitations on the maximum amounts of gas which CEC Gas Marketing can require MGNG to deliver on any given day and governing the quality of gas deliverable by MGNG, points of delivery, passage of title and other relevant provisions. MG AG has guaranteed delivery of the natural gas as provided in the MGNG Supply Agreement in the event that MGNG fails to perform under the agreement. Pursuant to the terms of the MG Settlement, CEC Gas Marketing has the option to terminate the MGNG Supply Agreement on or before March 31, 1995, so long as it has obtained the approval of General Electric Capital Corporation.

   During the fiscal year ended September 30, 1994, CEC Gas Marketing paid approximately $31.1 million to MGNG for natural gas purchases.

   The MGNG Supply Agreement contains several tranches of natural gas pricing, one of which calls for MGNG to supply gas at prices which were below the prevailing market price at the time the Agreement was entered into. In consideration for MGNG's agreement to supply this gas to CEC Gas Marketing at such price, CEC Gas Marketing agreed, pursuant to the Net Cash Flow Agreement described below, to indemnify MGNG for the disparity between MGNG's cost of the gas and the price at which the gas is sold to CEC Gas Marketing. Although the Net Cash Flow Agreement decreased CEC Gas Marketing's gas merchant margins, the Lone Star Contract was profitable to CEC Gas Marketing. Although the Company believes that the terms of the MGNG Supply Agreement and the Net Cash Flow Agreement, viewed together, were fair from the Company's point of view given its accumulated deficit, financial condition, and lack of credit at the time, it is unclear whether such terms would have been available from an unaffiliated third party.

   Net Cash Flow Agreement. In consideration of MGNG's agreement to supply natural gas pursuant to the terms of the MGNG Supply Agreement, CEC Gas Marketing originally agreed to indemnify MGNG for the disparity between MGNG's cost of the gas and the prices at which the gas is sold to CEC Gas Marketing in an amount estimated at $20 million. The payment of such indemnification was to have been deferred, however, until after the repayment of the GECC Loan (as defined below) and the MGTFC Subordinated Loan (as defined below). Pursuant to the terms of the MG Settlement, this indemnification obligation was terminated.

FINANCING

   Although the Company believes that the terms of each of the financings with MG and its subsidiaries described below were fair from the Company's point of view given its accumulated deficit, financial condition, lack of credit, and lack of alternative financing at the time, it is unclear whether such terms would have been available from an unaffiliated third party.

   MGTFC Credit Agreement. In October 1990, the Company and MG Trade Finance Corp., a wholly-owned subsidiary of MG ("MGTFC"), entered into a Credit Agreement (the "Credit Agreement"). A portion of the proceeds of this loan was used by the Company to make loans to IRLP. The aggregate principal amount of the loans owing to MGTFC pursuant to the Credit Agreement was $34.6 million as of September 30, 1994. The Credit Agreement was secured by (a) a pledge of the promissory note dated July 1, 1993 executed by Terrapin in favor of the Company,
(b) a collateral assignment of the pledge agreement executed by Terrapin in favor of the Company and (c) a collateral assignment of a second lien on the assets of IRLP, which lien was granted to the Company in connection with the Company's advances to IRLP.

   For purposes of the calculation of interest, the Credit Agreement was divided into two tranches: tranche A, in the principal amount of $8 million, bore interest initially at the prime rate plus 1%, escalated each December 31 and June 30, beginning on December 31, 1993, by another 2% to a maximum of prime plus 6%; and tranche B, in the principal amount of $26.6 million, bore interest at LIBOR plus 1/2 %. Interest was payable annually in arrears. The Company could elect to pay such interest in shares of Common Stock rather than cash. However, if the Company elected such option, MGTFC could require that the interest be capitalized rather than paid in shares of Common Stock. In December 1993, the Company paid MGTFC approximately $1.2 million of interest accruing as of that date.

   Pursuant to the terms of the MG Settlement, the Credit Agreement was terminated as of October 14, 1994 at which time the $36.3 million of principal and accrued interest owing thereunder was forgiven.

   GECC Loan/MGTFC Subordinated Loan. On December 3, 1992, the Company, through three newly formed subsidiary limited partnerships, CEC Gas Marketing, Castle Texas Pipeline and Castle Production Limited Partnership, a wholly-owned subsidiary limited partnership of the Company ("Castle Production"), acquired (i) the Lone Star Contract and several gas supply contracts, (ii) the Castle Pipeline and (iii) majority working interests in approximately 100 producing oil and gas wells from ARCO. The Company obtained a loan from MGTFC to make a $6.25 million deposit to ARCO upon entering into the purchase and sale agreement with ARCO on September 3, 1992 (the "Deposit Note"). The Deposit Note bore interest at 9% and was secured by the deposit and the stock of a subsidiary of the Company. Upon the closing of the ARCO acquisition on December 3, 1992, the purchase price was financed by an aggregate $100.5 million term loan (the "MGTFC Bridge Loan") from MGTFC which included the refinancing of the Deposit Note (at which time the Deposit Note was repaid) and the deposit was applied to the purchase price. In connection with this financing, the Company paid MGTFC $3.2 million as a loan syndication and advisory fee, which was included in the financing provided by MGTFC.

   On September 2, 1993, the Company refinanced a substantial portion of the then-outstanding $88 million balance of the MGTFC Bridge Loan with General Electric Capital Corporation ("GECC"). Under the terms of the GECC financing, GECC made an $80 million senior secured loan (the "GECC Loan") to CEC Gas Marketing and Castle Texas Pipeline which was used to repay the majority of the MGTFC Bridge Loan. MGTFC made a subordinated loan to CEC Gas Marketing and Castle Texas Pipeline (the "MGTFC Subordinated Loan") for the $8 million balance of the existing MGTFC Bridge Loan. All obligations under the MGTFC Subordinated Loan were terminated in connection with the MG Settlement. The GECC Loan bears interest at a fixed rate of 8.33%. Interest payments and principal amortization are made on a monthly basis in an amount equal to the greater of a pre-established amortization schedule or 90% of the combined net cash flow of CEC Gas Marketing and Castle Texas Pipeline. In any month if the aggregate net cash flow exceeds the amounts necessary to pay the applicable principal and interest on the GECC Loan, the excess will be used to further reduce the principal balance of the GECC Loan. In addition to the MGTFC Subordinated Loan, MGTFC entered into an agreement with Castle Production (the "Castle Production Guaranty") under which Castle Production guaranteed the obligations under the MGTFC Subordinated Loan. This guaranty was secured by a first security interest in all of the assets of Castle Production as well as a pledge of the partnership interests of Castle Production and a pledge of the capital stock of the general and limited partners of Castle Production. All obligations under the Castle Production Guaranty were terminated under the MG Settlement. The GECC Loan contains various representations, warranties and covenants. Under the terms of the GECC Loan, GECC has a first security interest in all of the assets of CEC Gas Marketing and Castle Texas Pipeline as well as a pledge of the partnership interests of CEC Gas Marketing and Castle Texas Pipeline and a pledge of the capital stock of each general and limited partner of both CEC Gas Marketing and Castle Texas Pipeline. In consideration for making the MGTFC Subordinated Loan and for supplying certain volumes of natural gas at below market prices, CEC Gas Marketing agreed to allow MGNG to share in $20 million of its cash flow (the

"Indemnification Agreement") and each of CEC Gas Marketing and Castle Texas Pipeline agreed to grant MGTFC a 20% interest in the respective net profits of the two entities (the "Partnership Interest Option Agreements"), which interest became effective after the repayment of the GECC Loan and the MGTFC Subordinated Loan, and the aforesaid $20 million cash flow payment due to MGNG. Pursuant to the terms of the MG Settlement, all obligations under the Indemnification Agreement and the Partnership Interest Option Agreements were terminated prior to the time any amounts were paid under any of such agreements.

   MGTFC Production Loan. On September 30, 1993, Castle Production and MGTFC entered into an additional term loan (the "MGTFC Production Loan") of up to $52 million to Castle Production, $47 million of which was available to be drawn until December 31, 1996 to finance additional drilling and well completions in the Oak Hill Field, the oil and gas producing properties owned by Castle Production in Rusk County, Texas, and $5 million of which was available to finance the acquisition of additional interests in its wells. The MGTFC Production Loan was to bear interest at the prime rate plus 1% and would have been amortized through the application of 100% of Castle Production's net cash flow. Pursuant to the terms of the MG Settlement, the MGTFC Production Loan was terminated prior to the time any amounts were funded thereunder.

   In connection with the MGTFC Production Loan, Castle Production entered into a swap agreement (the "Swap") with MG under which, during a term ending May 31, 1999, Castle Production was required to pay MG the current market price that Castle Production was being paid at the wellhead for its production from the Oak Hill Field and MG was obligated to pay Castle Production a fixed price for the gas produced. The payment obligations under the Swap were designed to correspond to the development and physical deliveries of gas by Castle Production under its gas contracts. The Swap was intended to have the economic effect of setting a fixed price for the gas that was projected to be developed by Castle Production in connection with the MGTFC Production Loan which was sufficient to provide funds to pay principal and interest on the MGTFC Production Loan through May 31, 1999. Pursuant to the terms of the MG Settlement, the Swap was terminated as of October 14, 1994.

   In consideration for the MGTFC Production Loan, Castle Production also agreed to grant to MGTFC rights to 50% of Castle Production's net cash flow, commencing on the date on which the MGTFC Production Loan was repaid. In addition, in the five year period commencing on September 30, 1993 (the "Initial Period"), MGTFC was to have received a marketing fee of $.35 per MMBtu of gas produced by Castle Production in lieu of the 50% interest. At the end of the Initial Period, MGTFC's right to the $.35 marketing fee was to have terminated and, provided the MGTFC Production Loan had been repaid and no obligations remained outstanding under the Swap, MGTFC was to become entitled to 50% of the net cash flow of Castle Production. Pursuant to the terms of the MG Settlement, all of such obligations of Castle Production were terminated prior to the time when any amounts were paid to MGTFC.

   SocGen Senior Facility. IRLP entered into the Senior Facility with SocGen on May 27, 1993. In April 1994, the Company received notice from SocGen that IRLP was in default of several covenants contained in the Senior Facility, under which approximately $85.3 million was then outstanding. The defaults in question related primarily to financial and other problems of MG and its affiliates. Pursuant to the terms of the MG Settlement Agreement, MG assumed all of IRLP's obligations under the Senior Facility including IRLP's obligation to pay $73.1 of principal and interest owing thereunder as of October 14, 1994.

   MGTFC Revolving Credit Facility. MGTFC and IRLP entered into a revolving credit facility on September 24, 1992 (the "Revolving Credit Facility") pursuant to which MGTFC (a) refinanced IRLP's indebtedness to MGRM under IRLP's previous Processing Agreement with MGRM (the "Processing Agreement"),
(b) provides funds to IRLP for working capital and capital expenditures, (c) issues, or provides for the issuance of, letters of credit for the benefit of IRLP and (d) provides commitments to finance for the purchase of feedstocks pursuant to the MG Supply Agreement with MG. On May 27, 1993, the Revolving Credit Facility was amended to (a) increase the total commitment under the Revolving Credit Facility to up to $362 million (of which $26.9 million was used as of September 30, 1994) and (b) segregate $70 million of the existing facility which represented the amount previously owing to MGRM under the Processing Agreement into a subordinated loan (discussed below). The Revolving Credit Facility was further amended on October 1, 1993 to extend the termination date for the commitments to finance and the letters of credit to September 30, 1997. Pursuant to the terms of the MG Settlement, the

Revolving Credit Facility was amended to terminate on March 31, 1995, to cap the total commitment at $130 million and to provide for the financing of certain capital expenditures. In addition, the Company agreed to guarantee IRLP's obligations under the Revolving Credit Facility. The Company also agreed to grant an option to purchase a new class of preferred stock of IRLP's general partner to a nominee of MG which could have the effect of precluding certain changes of control and bankruptcy events relating to IRLP without the approval of the nominee while any amounts are outstanding under the Revolving Credit Facility.

   The Revolving Credit Facility contains various representations, warranties and covenants, including covenants restricting certain indebtedness, liens, distributions to the Company, certain corporate transactions and other matters. The Revolving Credit Facility is secured by a first lien on inventory and a percentage of IRLP's accounts receivable and a second lien on real estate, fixed assets inventory and the remaining accounts receivable. The Revolving Credit Facility bears interest payable monthly at a Eurodollar Base Rate plus 1/2 %. IRLP also pays standard fees in connection with the issuance of letters of credit and commitments to finance.

   MGTFC Subordinated Note. IRLP executed a Subordinated Note (the "MGTFC Subordinated Note") in favor of MGTFC dated May 27, 1993 in the aggregate principal amount of $70 million. In connection with the execution of the Subordinated Note, IRLP also granted a junior lien on all of its assets in favor of MGTFC. The MGTFC Subordinated Note represented indebtedness previously owing to MGRM under the Processing Agreement and refinanced by MGTFC in 1992 under the Revolving Credit Facility. Pursuant to the terms of the MG Settlement, the MGTFC Subordinated Note was terminated as of October 14, 1994 at which time the $76.4 million of principal and interest owing thereunder was forgiven.

   Indian Offtake Subdebt. Under the terms of the Indian Offtake Agreement as revised pursuant to the MG Settlement, MGRM is required to purchase all of IRLP's refined products. In the event that IRLP delivers any non-spec products to MGRM, then IRLP will be deemed to have incurred debt to MGRM ("Indian Offtake Subdebt") in an amount equal to the difference in value between the non-spec product delivered and product which would have met industry specifications. No Indian Offtake Subdebt has accrued as of the date hereof. Any Indian Offtake Subdebt that accrues will be represented by a subordinated note (the "Indian Offtake Note") in favor of MGRM. The Indian Offtake Note is secured by IRLP's real property and fixed assets. Pursuant to the terms of the MG Settlement, the Indian Offtake Agreement will terminate effective February 1, 1995.

   Powerine Loan Agreement. Powerine and MGTFC entered into a Loan Agreement (the "Powerine Loan Agreement") dated as of February 2, 1992 which was amended and restated on October 1, 1993 and which was further amended pursuant to the MG Settlement.

   The Powerine Loan Agreement originally provided for a revolving credit facility and a term loan facility. Under the revolving loan portion of the Powerine Loan Agreement, Powerine was able to obtain up to $115 million (of which none was outstanding as of September 30, 1994) of cash advances or letters of credit for the purchase of feedstocks, for commitments to finance the purchase of feedstocks pursuant to the MG Supply Agreement, for the purchase of petroleum products in connection with exchange or hedging contracts, to pay or satisfy bonding or other requirements of public utilities and/or government entities, for general working capital purposes and for the payment of a management fee to the Company. The revolving loan portion of the Powerine Loan Agreement bears interest at the overnight Eurodollar rate plus 1/2 %. Pursuant to the terms of the MG Settlement, the $115 million cap was reduced to $100 million, and the parties agreed that such revolving credit facility would be due and payable on March 31, 1995. Powerine also agreed to grant an option to purchase a new class of preferred stock to a nominee of MG which could have the effect of precluding certain changes of control and bankruptcy events relating to Powerine without the approval of the nominee while any amounts are outstanding under the Powerine Loan Agreement.

   The term loan portion of the Powerine Loan Agreement was used by Powerine to repay all existing obligations and indebtedness of Powerine to MGRM and to provide funds for working capital purposes. The term loan portion of the Powerine Loan Agreement was divided into three tranches. Tranche A was in the principal amount of $90 million and bore interest at LIBOR plus 3/4%. Tranche B was in the principal amount of $44 million and bore interest at LIBOR plus 2 1/4%. Tranche C was in the principal amount of $35 million and bore interest at LIBOR plus 2%. Pursuant to the terms of the MG Settlement, the term loan portion of the Powerine Loan Agreement was terminated as of October 14, 1994 at which time the $133.6 million of principal and accrued interest owing thereunder was forgiven.

   The Powerine Loan Agreement includes various representations, warranties and covenants, including covenants restricting liens, debt, distributions on stock and certain corporate transactions, and is secured by liens on Powerine's real and personal property. The Company has guaranteed Powerine's obligations under the Powerine Loan Agreement.

   Powerine Offtake Subdebt. Under the terms of the Powerine Offtake Agreement, MGRM is required to purchase substantially all of Powerine's refined products. In the event that Powerine delivers any non-spec products to MGRM, then Powerine will be deemed to have incurred debt to MGRM ("Powerine Offtake Subdebt") in an amount equal to the difference in value between the non-spec product delivered and product which would have met industry specifications. No Powerine Offtake Subdebt has accrued as of the date hereof. Any Powerine Offtake Subdebt that accrues will be represented by a subordinated note (the "Powerine Offtake Note") in favor of MGRM. The Powerine Offtake Note is secured by Powerine's real property and fixed assets. Pursuant to the terms of the MG Settlement, the Powerine Offtake Agreement terminates effective February 1, 1995.

TRANSACTIONS WITH OTHER RELATED PARTIES

STOCKHOLDER LOANS

   On December 11, 1991, John W. Sullivan, a Director of the Company, UI Banque ("UI") and the Company entered into a Loan Agreement pursuant to which Mr. Sullivan loaned the Company $250,000, and UI loaned the Company $2.5 million (collectively, the "Stockholder Loans"). Guy Barbey was the Executive Director of UI at the time the loan was made by UI and was also then a Director of the Company. Mr. Barbey is no longer an employee of UI and resigned as a Director of the Company to pursue other interests effective December 31, 1993.

   The Stockholder Loans mature on June 30, 1996 and earn interest at the annual rate of LIBOR plus one-half of one percent established in advance on November 21 of each year while the Stockholder Loans are outstanding. Interest is payable annually on December 31 of each year and at maturity of the Stockholder Loans. The Company may elect to pay interest in either cash or Common Stock. Should the Company elect to pay interest in Common Stock, each of Mr. Sullivan and UI may, independently, elect to capitalize the interest in lieu of accepting the Common Stock. The Company paid $118,208 and $11,821 to UI and Mr. Sullivan as interest on their respective loans during the year. The security for the Stockholder Loans, a collateral assignment of the Company's second mortgage on the assets of IRLP, is further subject to an intercreditor agreement by and among UI, Mr. Sullivan and MGTFC.

   In November 1994, the Company received a notice from UI indicating that UI believes that the consummation of the MG Settlement constituted an event of default under the Stockholder Loans. The Company does not agree with UI and is discussing the matter with UI. If the Company's Indian Refinery is sold, the Company intends to repay UI so the related lien will be released. If the Indian Refinery is not sold, the Company does not believe that the debt is due but nevertheless believes it has sufficient funds to repay UI should repayment prior to maturity be required or be in the best interest of the Company.

LOAN TO OFFICER

   On February 26, 1993, John D.R. Wright, III, President and Chief Operating Officer of IR&M, was loaned $250,000 by IR&M. The principal amount of the loan is due and payable in full on the earlier of January 31, 1996 or the termination of Mr. Wright's employment with IR&M. The loan accrues interest at the prime rate in effect on the date of the loan as adjusted each January
1. The loan was made to Mr. Wright pursuant to a provision in Mr. Wright's employment agreement. The largest amount of indebtedness outstanding at any time was $250,000, and at January 31, 1995, $250,000 remained outstanding. At January 1, 1995, the prime rate (and thus the rate being charged on the loan) was 8.5%.

TERRAPIN AGREEMENT

   Effective June 1993, the Company entered into a Stock Purchase Agreement with Terrapin, a corporation owned by Richard E. Staedtler, Senior Vice President and Chief Financial Officer of the Company, pursuant to which the Company sold Minden Energy Corporation and three of its subsidiaries which were principally engaged in the business of management of oil and gas partnerships. In connection with this acquisition, Terrapin issued a promissory note to the Company pursuant to which Terrapin agreed to pay $800,000 to the Company over 12 months along with 8% interest. The note has been repaid in full. The Company and one of its subsidiaries entered into management agreements with Terrapin and one of its subsidiaries pursuant to which Terrapin and Mr. Staedtler agreed to provide certain management, accounting and other services to the Company and its affiliates through May 1999. Pursuant to the terms of these agreements, Terrapin received management fees of $590,500 during the fiscal year ended September 30, 1994. The Company has also agreed to indemnify Terrapin with respect to $311,000 of gas balancing liabilities related to partnerships previously managed by a subsidiary of Terrapin.

 PROPOSED REFINERY TRANSACTIONS

   On December 5, 1994, the Company entered into an agreement with SIPAC Inc., a newly formed Delaware Company, to sell all of its refining operations to SIPAC effective January 31, 1995. SIPAC was formed by Mr. William Sudhaus, the Chief Operating Officer and the President of the Company. If the transaction with SIPAC is consummated, it is the intention of the parties that most of the current management of the Company's refining subsidiaries would leave the Company and join SIPAC.

   The following are the principal terms of the Purchase Agreement:

       (a) The Company would sell to SIPAC substantially all of its refining assets and operations, including six of its refining subsidiaries.

       (b) In return for the refining assets and stock of the refining subsidiaries, SIPAC would (a) issue a $38.75 million unsecured convertible note to the Company, (b) assume substantially all of the liabilities of all of the Company's refining subsidiaries, and (c) pay the Company an amount for the working capital of the Company's refining subsidiaries as of January 31, 1995, the anticipated effective date. The note would bear interest at ten percent and interest will be payable semi-annually. In addition, the notes would be convertible after two years into approximately 41% of the equity of SIPAC.

       (c) If the capital expenditures of the Refineries during the period from October 1, 1994 through the date of the closing exceed $32 million, the Company will receive an amount equal to such excess in cash, and if such capital expenditures are less than $32 million, the Company will be required to pay an amount equal to such deficiency to SIPAC in cash.

       (d) The Company would be responsible for all income taxes through January 31, 1995, the anticipated closing date, and SIPAC would be responsible for all income taxes after January 31, 1995.

   Consummation of the Refinery Transactions is subject to (a) approval of the Company's stockholders, (b) SIPAC's obtaining equity capital and debt financing and (c) necessary regulatory approvals.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. and 2. Financial Statements and Financial Statement Schedules

   Financial statements and schedules filed as part of this Report on Form 10-K are listed in Item 8 to this Form 10-K.

3. EXHIBITS

   The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.

Exhibit
Number         Description of Document
- - ------         -----------------------
3.1            Restated Certificate of Incorporation(15)
3.2            Bylaws(10)
4.1            Specimen Stock Certificate representing Common Stock(8)
4.2            Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust Company
               as Rights Agent, dated as of April 21, 1994(10)
10.1           Credit Agreement between Castle Energy Corporation and MG Trade Finance Corp., dated October 24,
               1990(1)
10.2           Sixth Amendment to Credit Agreement, effective as of May 27, 1993, between MG Trade Finance
               Corp. and Castle Energy Corporation(2)
10.3           Seventh Amendment to Credit Agreement, dated August 25, 1993, between MG Trade Finance Corp. and
               Castle Energy Corporation(8)
10.4           Amended and Restated Revolving Loan and Security Agreement, dated May 27, 1993, among Indian
               Refining Limited Partnership, Indian Refining & Marketing Inc. and MG Trade Finance Corp.(8)
10.5           Term Loan and Security Agreement, dated December 1, 1992, among Castle Production Company,
               Castle Pipeline Company, CEC Marketing Company, Castle Production Resources Company, Castle
               Pipeline Resources Company, CEC Marketing Resources Company, Castle Texas Production Limited
               Partnership, Castle Texas Pipeline Limited Partnership, CEC Gas Marketing Limited Partnership,
               Castle Energy Corporation and MG Trade Finance Corp.(6)
10.6           Loan Agreement, dated December 11, 1991, among Castle Energy Corporation, Union d'Etudes et
               d'Investissements and John W. Sullivan with MG Trade Finance Corp. joining for the limited purpose stated therein(3)
10.7           Intercreditor Agreement, dated December 11, 1991, among MG Trade Finance Corp., Union d'Etudes et d'Investissements and John W. Sullivan(3)
10.8           Amended and Restated Offtake Agreement, dated May 12, 1993, between Indian Refining Limited
               Partnership and MG Refining and Marketing, Inc.(8)
10.9           Agreement for the Purchase and Sale of Feedstocks, dated February 1, 1992, between
               Metallgesellschaft Corp. and Indian Refining Limited Partnership(4)
10.10          Amendment 1 to Agreement for the Purchase and Sale of Feedstocks, dated February 1, 1992, between Metallgesellschaft Corp. and Indian Refining Limited Partnership(5)
10.11          Amendment No. 2 to Agreement for the Purchase and Sale of Feedstocks, dated June 29, 1993, between Metallgesellschaft Corp. and Indian Refining Limited Partnership(8)
10.12 **       Long Term Supply Agreement, dated November 1, 1992, among Shell Canada Limited, Salmon Resources
               Ltd. and Indian Refining Limited Partnership, Indian Refining & Marketing Inc. and MG Refining
               and Marketing, Inc.(7)
10.13          First Amendment to Long Term Supply Agreement, dated as of January 12, 1993, among Indian
               Refining Limited Partnership, Indian Refining & Marketing Inc., MG Refining and Marketing, Inc.,
               Salmon Resources Ltd. and Shell Canada Limited(8)


Exhibit
Number         Description of Document
- - ------         -----------------------
10.14          Second Amendment to Long Term Supply Agreement, dated June 28, 1993, among Shell Canada Limited,
               Salmon Resources Ltd. and Indian Refining Limited Partnership, Indian Refining & Marketing Inc.
               and MG Refining and Marketing, Inc.(8)
10.15          Replacement Gas Purchase Contract, effective February 1, 1992, between ARCO Oil and Gas Company and Lone Star Gas Company(8)
10.16          Loan Agreement, dated September 30, 1993, among Castle Texas Production Limited Partnership,
               Castle Production Company, Castle Energy Corporation and MG Trade Finance Corp., and Appendix A
               thereto(9)
10.17          Swap Agreement, dated May 27, 1993, between Indian Refining Limited Partnership and MG Refining and Marketing, Inc.(8)
10.18          Amendment to Swap Agreement, dated July 29, 1993, between Indian Refining Limited Partnership and MG Refining and Marketing, Inc.(8)
10.19          Amended and Restated Pipeline Management Agreement, effective as of December 1, 1992, between
               Castle Texas Pipeline Limited Partnership and MG Gathering Corp.(8)
10.20          Amended and Restated Service Agreement, effective as of December 1, 1992, between CEC Gas
               Marketing Limited Partnership and MG Natural Gas Corp.(8)
10.21          Credit Agreement, dated May 27, 1993, among Indian Refining Limited Partnership, certain Banks named therein and Societe Generale, Southwest Agency, as Agent(8)
10.22          Support Agreement, dated May 27, 1993, between Metallgesellschaft Corp. and Indian Refining
               Limited Partnership(8)
10.23          Support Agreement dated as of May 27, 1993, between Metallgesellschaft AG and Indian Refining
               Limited Partnership(8)
10.24          Consent and Agreement, dated May 27, 1993, between MG Refining and Marketing, Inc., Indian
               Refining Limited Partnership and Societe Generale, Southwest Agency(8)
10.25          Consent and Agreement, dated May 27, 1993, between Shell Canada Limited and Salmon Resources
               Ltd. and Societe Generale, Southwest Agency(8)
10.26          Consent, dated May 27, 1993, between Texaco Pipeline, Inc. and Societe Generale, Southwest
               Agency(8)
10.27          Intercreditor Agreement, dated May 27, 1993, among MG Trade Finance Corp., Metallgesellschaft
               Corp., Indian Refining Limited Partnership and Societe Generale, Southwest Agency(8)
10.28          Subordination Agreement, dated May 27, 1993, among MG Refining and Marketing, Inc., Indian
               Refining Limited Partnership and Societe Generale, Southwest Agency(8)
10.29          Subordination Agreement, dated May 27, 1993, among Castle Energy Corporation, Indian Refining
               Limited Partnership and Societe Generale, Southwest Agency(8)
10.30          Security Agreement, dated May 27, 1993, between Indian Refining Limited Partnership and Societe
               Generale, Southwest Agency(8)
10.31          Subordinated Note, dated May 27, 1993, by Indian Refining Limited Partnership in favor of MG
               Refining and Marketing, Inc.(8)
10.32          Cash Collateral Agreement, dated May 27, 1993, between Societe Generale, Southwest Agency,
               Societe Generale, NY Branch and Indian Refining Limited Partnership(8)
10.33          $70,000,000 Subordinated Note, dated May 27, 1993, by Indian Refining Limited Partnership in
               favor of MG Trade Finance Corp.(8)
10.34          Security Agreement, dated May 27, 1993, between Indian Refining Limited Partnership and MG Trade
               Finance Corp.(8)
10.35          Registration Rights Agreement, dated as of December 11, 1991, among Castle Energy Corporation,
               MG Trade Finance Corp., Union d'Etudes et d'Investissements and John W. Sullivan(3)
10.36          Rights Agreement, dated June 1, 1992, between Castle Energy Corporation and certain members of management of MG Refining and Marketing, Inc.(5)
10.37          Bonus Payment Rights Agreement, dated November 20, 1992, among Indian Refining Limited
               Partnership, Indian Refining & Marketing Inc. and William S. Sudhaus(8)


Exhibit
Number        Description of Document
- - -------       -----------------------
10.38          Bonus Payment Rights Agreement, dated June 21, 1993, among Indian Refining Limited Partnership,
               Indian Refining & Marketing Inc. and William S. Sudhaus(8)
10.39          Amended and Restated Employment Agreement, dated December 21, 1992, among Indian Refining
               Limited Partnership, Indian Refining & Marketing Inc., Castle Energy Corporation, William S.
               Sudhaus and Danik Corporation(8)
10.40          Employment Agreement, dated October 1, 1991, among John D.R. Wright, III, Indian Refining
               Management Company and Indian Refining Limited Partnership(3)
10.41          Amendment to Agreement, dated February 25, 1993, between Indian Refining & Marketing Inc.,
               Indian Refining Limited Partnership and John D.R. Wright, III(8)
10.42          Bonus Payment Rights Agreement, dated October 1, 1991, among Indian Refining Management Company,
               Indian Refining Limited Partnership and John D.R. Wright, III(3)
10.43          Letter Agreement, dated February 25, 1993, between John D.R. Wright, III and Indian Refining &
               Marketing Inc.(8)
10.44          Stock Purchase Agreement, dated March 31, 1993, between Castle Energy Corporation and Terrapin
               Resources, Inc.(8)
10.45          Management Agreement, dated July 1, 1993, between Castle Energy Corporation and Terrapin
               Resources, Inc.(8)
10.46          Consent Order, dated May 14, 1992, between Indian Refining Company and the Illinois
               Environmental Protection Agency(5)
10.47          Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
10.48          First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan, effective May
               11, 1993(8)
10.49          Loan Agreement, dated August 6, 1993, among Castle Texas Pipeline Limited Partnership, CEC Gas
               Marketing Limited Partnership, Castle Pipeline Company, CEC Marketing Company, Castle Energy
               Corporation and General Electric Capital Corporation, and exhibits thereto(8)
10.50          Subordinated Loan Agreement, dated August 6, 1993, among CEC Gas Marketing Limited Partnership,
               Castle Texas Pipeline Limited Partnership, Castle Pipeline Company, CEC Marketing Company,
               Castle Energy Corporation and MG Trade Finance Corp., and exhibits thereto(8)
10.51          Guarantee Agreement, dated August 6, 1993, among Castle Texas Production Limited Partnership,
               Castle Production Company, Castle Energy Corporation and MG Trade Finance Corp., and exhibits thereto(8)
10.52          Acquisition Note, dated September 30, 1993, by Castle Texas Production Limited Partnership in
               favor of MG Trade Finance Corp.(8)
10.53          Letter Guarantee, dated August 31, 1993, between Metallgesellschaft AG, CEC Gas Marketing
               Limited Partnership and General Electric Capital Corporation(8)
10.54          Amended and Restated Gas Purchase Contract, dated as of August 1, 1993, between MG Natural Gas
               Corp. and CEC Gas Marketing Limited Partnership(8)
10.55          Termination Agreement, dated as of October 1, 1993, between MG Refining and Marketing, Inc. and
               Powerine Oil Company(8)
10.56          Offtake Agreement, dated as of October 1, 1993, by and between MG Refining and Marketing, Inc.
               and Powerine Oil Company(8)
10.57          Amended and Restated Agreement for the Purchase and Sale of Feedstocks, dated as of October 1,
               1993, by and between Metallgesellschaft Corp., Indian Refining Limited Partnership, Powerine Oil
               Company and Indian Powerine L.P.(8)
10.58          Agreement for the Purchase and Sale of Feedstocks, dated as of September 15, 1993, among Indian
               Powerine L.P., Indian Refining Limited Partnership and Powerine Oil Company(8)
10.59          First Amendment to Loan Agreement, dated as of September 17, 1993, among Indian Refining Limited
               Partnership, Indian Refining & Marketing Inc. and MG Trade Finance Corp.(8)
10.60          Second Amended and Restated Offtake Agreement, dated as of October 1, 1993, between MG Refining and Marketing, Inc. and Indian Refining Limited Partnership(8)

                                     105


Exhibit
Number         Description of Document
- - -------        -----------------------
10.61          First Allonge to Subordinated Note, dated as of October 1, 1993, by Indian Refining Limited
               Partnership in favor of MG Refining and Marketing, Inc.(8)
10.62          First Allonge to Subordinated Note, dated as of October 1, 1993, by Indian Refining Limited
               Partnership in favor of MG Trade Finance Corp.(8)
10.63          Guaranty, dated as of October 1, 1993, by Castle Energy Corporation for the benefit of MG Trade
               Finance Corp.(8)
10.64          Purchase Money Security Agreement, dated as of October 1, 1993, between Indian Powerine L.P. and
               MG Trade Finance Corp.(8)
10.65          Global Consent, dated as of October 1, 1993, among Societe Generale, Southwest Agency, MG Trade
               Finance Corp., Metallgesellschaft Corp., MG Refining and Marketing, Inc. and Indian Refining
               Limited Partnership(8)
10.66          Amended and Restated Loan Agreement, dated as of October 1, 1993, between Powerine Oil Company and MG Trade Finance Corp.(8)
10.67          Second Amendment to Deed of Trust with Assignment of Rents, Leases and Profits, Security
               Agreement and Fixture Filing, dated October 1, 1993, by Powerine Oil Company in favor of MG
               Trade Finance Corp.(8)
10.68          Amended and Restated Assignment of Agreements, Permits, Licenses, Warranties and Authorizations,
               dated as of October 1, 1993, between Powerine Oil Company and MG Trade Finance Corp.(8)
10.69          Amended and Restated Secured Promissory Note (Revolving Note), dated as of October 1, 1993, by
               Powerine Oil Company in favor of MG Trade Finance Corp.(8)
10.70          Second Amended and Restated Secured Promissory Note (Term Note), dated as of October 1, 1993, by
               Powerine Oil Company in favor of MG Trade Finance Corp.(8)
10.71          Amended and Restated Pledge and Security Agreement, dated as of October 1, 1993, by Powerine Oil
               Company in favor of MG Trade Finance Corp.(8)
10.72          Amended and Restated Three Party Security Agreement and Collateral Assignment of Hedging
               Account, dated as of October 1, 1993, among Powerine Oil Company, MG Futures, Inc. and MG Trade
               Finance Corp.(8)
10.73          Guaranty, dated as of October 1, 1993, by Castle Energy Corporation for the benefit of MG Trade
               Finance Corp.(8)
10.74          Three Party Security Agreement and Collateral Assignment of Hedging Account, dated October 1,
               1993, among Indian Powerine L.P., MG Futures, Inc. and Powerine Oil Company(8)
10.75          Performance Guaranty, dated as of September 28, 1993, by Castle Energy Corporation(8)
10.76          Subordinated Offtake Note, dated as of October 1, 1993, by Powerine Oil Company in favor of MG
               Refining and Marketing, Inc.(8)
10.77          Security Agreement, dated as of October 1, 1993, by Powerine Oil Company in favor of MG Refining and Marketing, Inc.(8)
10.78          Deed of Trust with Assignment of Rents, Leases and Profits, Security Agreement and Fixture
               Filing, dated as of October 1, 1993, by Powerine Oil Company for the benefit of MG Refining and
               Marketing, Inc.(8)
10.79          Development Note, dated September 30, 1993, by Castle Texas Production Limited Partnership in
               favor of MG Trade Finance Corp.(8)
10.80          Security Agreement, dated September 30, 1993, among Castle Texas Production Limited Partnership,
               MG Trade Finance Corp. and Metallgesellschaft Corp.(8)
10.81          Stock Pledge Agreement, dated September 30, 1993, among Castle Energy Corporation, MG Trade
               Finance Corp. and Metallgesellschaft Corp.(8)
10.82          General Partner Pledge Agreement, dated September, 1993, among Castle Production Company, MG
               Trade Finance Corp. and Metallgesellschaft Corp.(8)
10.83          Limited Partner Pledge Agreement, dated September 30, 1993, among Castle Production Resources
               Company, MG Trade Finance Corp. and Metallgesellschaft Corp.(8)

                                     106


Exhibit
Number         Description of Document
- - -------        -----------------------
10.84          Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement,
               dated September 30, 1993, among Castle Texas Production Limited Partnership, MG Trade Finance
               Corp. and Metallgesellschaft Corp.(8)
10.85          Amended and Restated Crude Oil Option Agreement, dated September 30, 1993, by Castle Texas
               Production Limited Partnership and Metallgesellschaft Corp.(8)
10.86          Letter agreement (re Natural Gas Swap), dated September 30, 1993, between Metallgesellschaft
               Corp. and Castle Texas Production Limited Partnership(8)
10.87          Letter agreement (re Gas Purchase Contract), dated September 30, 1993, between Castle Texas
               Production Limited Partnership and MG Natural Gas Corp.(8)
10.88          Crude Oil Forward Sale Contract, dated September 28, 1993, between Indian Powerine L.P. and
               Percolin Limited(8)
10.89          Confirmation of Crude Oil Forward Sale, dated September 29, 1993, between Indian Powerine L.P.
               and Percolin Limited(8)
10.90          Side Letter Agreement, dated September 28, 1993, between Indian Powerine L.P. and Percolin
               Limited(8)
10.91          Crude Oil Forward Sale Contract, dated September 28, 1993, between Indian Powerine L.P. and MG
               Refining and Marketing, Inc.(8)
10.92          Confirmation of Crude Oil Forward Sale, dated September 29, 1993, between Indian Powerine L.P.
               and MG Refining and Marketing, Inc.(8)
10.93          Pledge and Security Agreement, dated October 1, 1993, by Indian Powerine L.P. in favor of
               Powerine Oil Company(8)
10.94          Participation Agreement, dated September 29, 1993, between MG Trade Finance Corp. and Indian
               Powerine L.P. with respect to the MGTFC Credit Agreement(8)
10.95          Participation Agreement, dated September 29, 1993, between MG Trade Finance Corp. and Indian
               Powerine L.P. with respect to the MGTFC Revolving Credit Facility(8)
10.96          Participation Agreement, dated September 29, 1993, between MG Trade Finance Corp. and Indian
               Powerine L.P. with respect to the MGTFC Subordinated Note(8)
10.97          Employment Agreement, dated as of January 1, 1994, by and between Castle Energy Corporation and
               Joseph L. Castle II(11)
10.98          Employment Agreement, dated as of January 1, 1994, by and among Castle Energy Corporation,
               Indian Refining & Marketing Inc., Powerine Oil Company, Indian Refining Limited Partnership and
               William S. Sudhaus(11)
10.99          Letter Agreement, dated February 12, 1992, by and between Indian Refining and Marketing Inc. and
               David Hermes(15)
10.100         Bonus Payments Rights Agreement, dated February 12, 1992, by and among Indian Refining and
               Marketing Inc., Indian Refining Limited Partnership and David Hermes(15)
10.101         Letter Agreement, dated March 1, 1993, between Indian Refining and Marketing Inc. and David
               Hermes(15)
10.102         Letter Agreement, dated March 2, 1994, between Indian Refining and Marketing Inc. and David
               Hermes(15)
10.103         Letter Agreement, dated May 9, 1994, among Powerine Oil Company, Indian Refining & Marketing
               Inc., IP Oil Co., Inc., Castle Energy Corporation and David Hermes(15)
10.104         Employment Agreement, dated April 1, 1994, by and between Powerine Oil Company and Albert L.
               Gualtieri, Jr.(15)
10.105         Stock Purchase Agreement, dated August 31, 1994, among MG Trade Finance Corp.,
               Metallgesellschaft Corp., Indian Powerine L.P. and Castle Energy Corporation (12)



Exhibit
Number         Description of Document
- - ------         -----------------------
10.106         Settlement Agreement, dated August 31, 1994, among Metallgesellschaft AG, Metallgesellschaft
               Capital Corp., Metallgesellschaft Corp., MG Refining and Marketing, Inc., MG Trade Finance
               Corp., MG Natural Gas Corp., MG Gathering Corp., and MG Futures Inc. and Castle Energy
               Corporation, Indian Refining Limited Partnership, IP Oil Co., Inc., Powerine Oil Company, Indian
               Powerine L.P., Indian Refining & Marketing Inc., Castle Texas Production Limited Partnership,
               Castle Texas Pipeline Limited Partnership, CEC Gas Marketing Limited Partnership, Castle
               Production Co., Castle Pipeline Company, CEC Marketing Company and CEC, Inc.(12)
10.107         Amendment to the Amended and Restated Offtake Agreement, dated October 14, 1994, between MG
               Refining and Marketing, Inc. and Indian Refining Limited Partnership(15)
10.108         Amendment to the Offtake Agreement, dated October 14, 1994, between MG Trade Finance Corp. and
               Powerine Oil Company(15)
10.109         First Amendment to the Amended and Restated Loan Agreement, dated October 14, 1994, between
               Powerine Oil Company and MG Trade Finance Corp.(15)
10.110         Third Amendment to the Amended and Restated Revolving Loan and Security Agreement, dated October
               14, 1994, among Indian Refining Limited Partnership, Indian Refining & Marketing Inc. and MG
               Trade Finance Corp.(15)
10.111         Crude Oil Forward Sale Contract, dated October 14, 1994, between Percolin Limited and MG
               Refining and Marketing, Inc.(13)
10.112         Crude Oil Sale Contract, dated October 14, 1994, between Indian Powerine L.P. and MG Refining and Marketing, Inc.(13)
10.113         Natural Gas Swap Agreement, dated October 14, 1994, between MG Natural Gas Corp. and Indian
               Refining Limited Partnership(13)
10.114         Participation Cancellation Agreement, dated October 14, 1994, among Indian Powerine L.P., MG
               Refining and Marketing, Inc., MG Trade Finance Corp. and Metallgesellschaft Corp.(13)
10.115         Pledge Agreement (Partnership Interests), dated October 14, 1994, between Castle Energy
               Corporation and MG Trade Finance Corp.(13)
10.116         Pledge Agreement (Capital Stock), dated October 14, 1994, among Castle Energy Corporation,
               Powerine Holding Company and MG Trade Finance Corp.(13)
10.117         Stock Option Agreement, dated October 14, 1994, among Castle Energy Corporation, Powerine
               Holding Company and Powerine Oil Company(13)
10.118         Assignment Agreement, dated October 14, 1994, among Powerine Holding Company, Powerine Oil
               Company, Castle Energy Corporation and Wilmington Trust Company(13)
10.119         Stock Option Agreement, dated October 14, 1994, between Castle Energy Corporation and Indian
               Refining & Marketing Inc.(13)
10.120         Assignment Agreement, dated October 14, 1994, among Castle Energy Corporation, Indian Refining &
               Marketing Inc. and Wilimington Trust Company(13)
10.121         Stock and Asset Purchase Agreement among SIPAC Inc. and Castle Energy Corporation, Indian
               Refining & Marketing Inc., Indian Refining Limited Partnership, IP Oil Co., and Indian Powerine
               L.P., dated December 6, 1994(14)
10.122         Petroleum Coke Purchase and Sales Agreement between Powerine Oil Company and MGPC Petcoke, Inc., dated as of January 1, 1994(15)
11.1           Statement re: Computation of Earnings Per Share(15)
21             List of subsidiaries of Registrant(15)
23.1           Consent of Price Waterhouse LLP
23.2           Consent of Ryder Scott Company
27             Financial Data Schedule

(b) Reports on Form 8-K

   The Company filed the following reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1994:

            Date                                    Item
            ----                                    ----
(i)  August 31, 1994          Item 5. Other Events
(ii) September 13, 1994       Item 2. Acquisition or Disposition of Assets

- - ------------
** The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission

 (1) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1990

 (2) Incorporated by reference to the Registrant's Form 10-Q for the fiscal third quarter ended June 30, 1991

 (3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991

 (4) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended December 31, 1991

 (5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1992

 (6) Incorporated by reference to the Registrant's Form 8-K, dated December 3, 1992

 (7) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1993

 (8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993

 (9) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993

(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994

(11) Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994

(12) Incorporated by reference to the Registrant's Form 8-K, dated August 31, 1994.

(13) Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994.

(14) Incorporated by reference to the Registrant's Form 8-K, dated December 9, 1994.

(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CASTLE ENERGY CORPORATION

Date: March 31, 1995

                          By: JOSEPH L. CASTLE II
                             ---------------------
                             Joseph L. Castle II
                            Chairman of the Board
                         and Chief Executive Officer