Form 10-Q
period 1995-03-31
CASTLE ENERGY CORP
filed 1995-05-17
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 1995
                                ----------------------------------

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period ended
                                ---------------------------------------------


                        Commission file number: 0-10990
                                               ---------


                           CASTLE ENERGY CORPORATION
- - - - - - - ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 76-0035225
- - - - - - - -------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
    Radnor, Pennsylvania                                           19087
- - - - - - - -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code            (610) 995-9400
                                                              --------------


- - - - - - - -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  /X/  No       .
                                            ------    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,668,646 shares of Common Stock, $.50 par value.

                           CASTLE ENERGY CORPORATION


                                     INDEX


                                                                          Page #
                                                                          ------

Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - March 31, 1995
                          (Unaudited) and September 30, 1994................  1


                          Consolidated Statements of Operations -
                          Three Months Ended March 31, 1995 and 1994
                          (Unaudited).......................................  2

                          Consolidated Statements of Operations -
                          Six Months Ended March 31, 1995 and 1994
                          (Unaudited).......................................  3

                          Consolidated Statements of Cash Flows - Six Months
                          Ended March 31, 1995 and 1994 (Unaudited).........  4

                          Consolidated Statements of Stockholders' Equity - Year Ended September 30, 1994 and Six Months
                          Ended March 31, 1995 (Unaudited)..................  5

                          Notes to the Consolidated Financial Statements
                          (Unaudited).......................................  6


             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations............... 12

Part II.     Other Information

             Item 1.      Legal Proceedings................................. 23

             Item 3.      Defaults Upon Senior Securities................... 24

             Item 6.      Exhibits and Reports on Form 8-K.................. 24

Signatures.................................................................. 25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CASTLE ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                    March             September
                                                                                     31,                 30,
                                                                                    1995                1994
                                                                                    -----               ----
                                                                                 (Unaudited)
                                     ASSETS

          Current assets:
               Cash and cash equivalents ......................................    $ 22,346           $  18,118
               Restricted cash ................................................       4,738              12,525
               Temporary investments ..........................................         990               4,436
               Accounts receivable ............................................      52,327              22,413
               Accounts receivable - related party ............................                          19,941
               Inventories ....................................................     107,113              83,711
               Prepaid expenses and other current assets ......................       5,973               7,341
               Deferred income taxes ..........................................      99,885              68,088
                                                                                   --------            --------
               Total current assets ...........................................     293,372             236,573
          Property, plant and equipment, net:
               Refining .......................................................                         292,612
               Natural gas transmission .......................................      23,608              24,535
               Furniture, fixtures and equipment ..............................         303               3,245
          Oil and gas properties ..............................................      18,732              16,146
          Gas contracts, net ..................................................      39,202              43,889
          Goodwill ............................................................                           5,413
          Other assets, net ...................................................      21,314              24,078
                                                                                   --------            --------
               Total assets ...................................................    $396,531            $646,491
                                                                                   ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
               Current portion of long-term debt ..............................   $  84,469            $ 84,297
               Current portion of long-term debt - related party ..............                           9,974
               Accounts payable ...............................................      33,505              53,999
               Accrued expenses ...............................................      50,308              27,169
               Due to related parties .........................................                          17,663
               Deferred revenue ...............................................                          62,333
               Income taxes payable ...........................................      99,885                 136
               Other liabilities ..............................................       3,333               3,771
                                                                                   --------            --------
               Total current liabilities ......................................     271,500             259,342

          Long-term debt ......................................................      46,732              51,361
          Long-term debt - related party ......................................         250             248,491
          Other long-term liabilities .........................................      30,803              34,191
          Deferred income taxes ...............................................       6,530              15,186
                                                                                   --------            --------
               Total liabilities ..............................................     355,815             608,571
                                                                                   --------            --------

          Commitments and contingencies .......................................
          Stockholders' equity:
             Series B participating preferred stock; par value - $1.00;
               10,000,000 shares authorized; no shares issued
             Common stock; par value - $0.50; 25,000,000 shares authorized;
               6,668,646 shares and 7,627,646 issued and outstanding at
               March 31, 1995 and September 30, 1994, respectively ............       3,334               3,814
          Additional paid-in capital ..........................................      62,646              73,490
          Retained earnings (accumulated deficit) .............................     (25,264)            (39,384)
                                                                                    -------             -------
                                                                                     40,716              37,920
                                                                                   --------            --------
          Total liabilities and stockholders' equity ..........................    $396,531            $646,491
                                                                                   ========            ========

   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                             1995                1994
                                                                                             ----                ----
Revenues:
     Refining ................................................................              $202,949            $172,354
     Natural gas transmission and marketing ..................................                21,134              18,566
     Exploration and production ..............................................                 1,781               2,102
                                                                                           ---------          ----------
                                                                                             225,864             193,022
                                                                                           ---------          ----------
Expenses:
     Refining ................................................................               206,311             158,243
     Natural gas transmission and marketing ..................................                15,526              14,402
     Exploration and production ..............................................                 1,208               1,445
     Corporate ...............................................................                   928               1,039
     Provision for loss on assets to be disposed of ..........................                 1,098
     Gain on MG Settlement ...................................................                    (4)
                                                                                           ---------          ----------
                                                                                             225,067             175,129
                                                                                           ---------          ----------

Operating income .............................................................                   797              17,893
                                                                                           ---------          ----------
Other income (expenses):
     Interest income .........................................................                   638                 426
     Other income ............................................................                   304                 118
     Interest expense ........................................................                (1,722)             (7,215)
                                                                                           ---------          ----------
                                                                                                (780)             (6,671)
                                                                                           ---------          ----------

Income before provision for (recovery of) income taxes .......................                    17              11,222
                                                                                           ---------          ----------

Provision for (recovery of )income taxes:
     Federal .................................................................                                     3,957
     State ...................................................................                   (19)                566
                                                                                           ---------          ----------
                                                                                                 (19)              4,523
                                                                                           ---------          ----------
Net income ...................................................................              $     36            $  6,699
                                                                                           =========          ==========

Net income per share .........................................................              $    .01            $    .56
                                                                                           =========          ==========

Weighted average number of common and common equivalent
 shares outstanding ..........................................................             6,712,000          12,071,000
                                                                                           =========          ==========

   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                                              Six Months Ended March 31,
                                                                                              --------------------------
                                                                                                1995             1994
                                                                                                ----             ----
Revenues:
    Refining .................................................................                $493,615          $375,814
    Natural gas transmission and marketing ...................................                  41,189            34,664
    Exploration and production ...............................................                   4,140             4,580
                                                                                             ---------        ----------
                                                                                               538,944           415,058
                                                                                             ---------        ----------

Expenses:
    Refining .................................................................                 471,290           343,632
    Natural gas transmission and marketing ...................................                  30,231            27,631
    Exploration and production ...............................................                   2,839             3,056
    Corporate ................................................................                   2,222             1,912
    Provision for loss on assets to be disposed of ...........................                 346,106
    Gain on MG Settlement ....................................................                (391,143)
                                                                                             ---------        ----------
                                                                                               461,545           376,231
                                                                                             ---------        ----------

Operating income .............................................................                  77,399            38,827
                                                                                             ---------        ----------
Other income (expenses):
    Interest income ..........................................................                   1,193               591
    Other income .............................................................                     463               268
    Interest expense .........................................................                  (5,291)          (14,535)
                                                                                             ---------        ----------
                                                                                                (3,635)          (13,676)
                                                                                             ---------        ----------

Income before provision for income taxes .....................................                  73,764            25,151
                                                                                             ---------        ----------
Provision for income taxes:
    Federal ..................................................................                  51,981             8,810
    State ....................................................................                   7,663             1,259
                                                                                             ---------        ----------
                                                                                                59,644            10,069
                                                                                             ---------        ----------
Net income ...................................................................                 $14,120           $15,082
                                                                                             =========        ==========

Net income per share .........................................................                 $  2.04           $  1.37
                                                                                             =========        ==========

Weighted average number of common and common equivalent
 shares outstanding ..........................................................               6,917,000        11,096,000
                                                                                             =========        ==========

   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             Six Months Ended March 31,
                                                                             --------------------------
                                                                                 1995         1994
                                                                                 ----         ----
Cash Flows From Operating Activities:
    Net income .............................................................   $  14,120    $  15,082
                                                                               ---------    ---------

Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation, depletion and amortization ...............................      10,304       27,560
    Deferred taxes .........................................................     (40,453)      10,056
    Gain on MG Settlement ..................................................    (396,166)
    Provision for loss on assets to be disposed of .........................     346,106
    (Increase) decrease in restricted cash .................................       7,787         (185)
    (Increase) decrease in temporary investments ...........................       3,446
    (Increase) in accounts receivable ......................................     (16,867)     (14,863)
    (Increase) in inventories ..............................................     (23,402)     (17,567)
    (Increase) decrease in prepaid assets ..................................       1,368       (6,261)
    (Increase) in other assets .............................................      (1,426)        (952)
    Increase (decrease) in accounts payable ................................     (20,494)      (2,967)
    Increase (decrease) in accrued expenses, including income taxes ........     107,471       (3,245)
    (Decrease) in amounts due to related parties ...........................     (17,663)      (6,899)
    (Decrease) in other current liabilities ................................        (439)        (651)
    (Decrease) in deferred revenues ........................................     (12,124)     (14,019)
    Increase (decrease) in other long-term liabilities .....................        (287)       1,231
                                                                               ---------    ---------
       Total adjustments ...................................................     (52,839)     (28,762)
                                                                               ---------    ---------
       Net cash (used in) operating activities .............................     (38,719)     (13,680)
                                                                               ---------    ---------
Cash Flows From Investing Activities:
    Purchase of oil and gas properties .....................................      (4,028)        (438)
    Purchase of furniture, fixtures and equipment ..........................        (241)      (1,498)
    Investment in refining plant ...........................................     (28,817)     (28,062)
    Purchase of pipeline ...................................................          (4)
    Business acquisition, net of cash acquired .............................                   (8,230)
                                                                               ---------    ---------
       Net cash provided by (used in) investing activities .................     (33,090)     (38,228)
                                                                               ---------    ---------

Cash Flows From Financing Activities:
    Repayment of long-term debt ............................................     (33,504)     (22,575)
    Proceeds of long-term debt - revolving credit facility .................     109,483       12,114
    Proceeds from issuance of common stock, net ............................                   48,207
    Proceeds from exercise of stock options ................................          58
    Proceeds of related party debt, net.....................................                   33,609
    Other ..................................................................                       29
                                                                               ---------    ---------
       Net cash provided by financing activities ...........................      76,037       71,384
                                                                               ---------    ---------
Net increase (decrease) in cash and cash equivalents .......................       4,228       19,476
Cash and cash equivalents - beginning of period ............................      18,118        4,304
                                                                               ---------    ---------
Cash and cash equivalents - end of period ..................................   $  22,346    $  23,780
                                                                               =========    =========

Supplemental disclosures of cash flow information are as follows:
    Cash paid during the period for:
       Interest ............................................................   $   7,628    $   9,885
                                                                               =========    =========
       Income taxes ........................................................   $      69    $   5,215
                                                                               =========    =========
       Interest capitalized during the period ..............................                      710
                                                                                            =========
Supplemental schedule of noncash investing and financing activities:
    Purchase of Powerine Oil Company:
       Basis in assets acquired ............................................                $ 188,082
       Cash paid for capital stock and transaction costs ...................                   (8,230)
                                                                                            ---------
       Basis in liabilities assumed ........................................                $ 179,852
                                                                                            =========
    Treasury Stock retired .................................................                $     364
                                                                                            =========

   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Retained
                                            Common Stock          Additional      Earnings      Treasury Stock
                                        --------------------       Paid-In      (Accumulated   -----------------
                                        Shares        Amount       Capital         Deficit)    Shares     Amount          Total
                                        ------        ------       -------         --------    ------     ------          -----
Balance - September 30, 1993 ......    7,782,506    $    3,891    $   65,387    ($  78,301)       59,860   ($     364)   ($   9,387)
Stock issuance ....................    3,500,000         1,750        46,428                                                 48,178
Treasury stock retired ............      (59,860)          (30)         (334)                    (59,860)         364
Options exercised .................        5,000             3            26                                                     29
Shares repurchased with cash
  participations ..................   (3,600,000)       (1,800)      (38,017)                                               (39,817)
Net income ........................                                                 38,917                                   38,917
                                      ----------    ----------    ----------    ----------    ----------   ----------    ----------
Balance - September 30, 1994 ......    7,627,646         3,814        73,490       (39,384)            0            0        37,920
Stock surrendered .................     (969,000)         (485)      (10,897)                                               (11,382)
Stock options exercised ...........       10,000             5            53                                                     58
Net income ........................                                                 14,120                                   14,120
                                      ----------    ----------    ----------    ----------    ----------   ----------    ----------
Balance - March 31, 1995 ..........    6,668,646    $    3,334    $   62,646    ($  25,264)            0            0    $   40,716
                                      ==========    ==========    ==========    ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

Note 1 - Basis of Preparation

      The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

      In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three and six month periods ended March 31, 1995 and 1994.

Note 2 - September 30, 1994 Balance Sheet

      The amounts presented in the balance sheet as of September 30, 1994 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended.

Note 3 - Accounting Matters

      Gain from MG Settlement

      The MG Settlement is described in detail in Note 26 to the September 30, 1994 financial statements of the Company. Such financial statements are included as Item 8 in Form 10-K of the Company for the year ended September 30, 1994, which has been filed with the Securities and Exchange Commission. As MG is no longer a stockholder of the Company, items in the financial statements related to MG subsequent to October 14, 1994 have been reclassified as those of an unrelated party.

      Provision for Loss on Assets to be Disposed of

      In the first quarter of fiscal 1995, the Company decided to dispose of its refining business.

      On December 5, 1994 the Company entered into an agreement to sell all of its refining assets and operations to CORE Refining Corporation ("CORE") (previously SIPAC Inc). In February of 1995, CORE informed the Company that

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

it was unable to raise the financing needed to purchase the refining assets and operations. Thereafter, the Company sought to sell the assets and/or operations of both of its Refineries - combined or separately to several outside parties or CORE. A description of the CORE Agreement and negotiations conducted by the Company is found in Note 26 to the September 30, 1994 financial statements of the Company (which is included in Item 8 of Form 10-K for the fiscal year ended September 30, 1994) and in the Company's definitive proxy which was filed with the Securities and Exchange Commission on May 11, 1995.

      As of May 12, 1995, the situation with respect to the sale of the Company's refining assets/refining subsidiaries was as follows:

      Powerine Refinery:

      Three outside offers to purchase the refinery assets have been received. The Company is currently negotiating with two of those making offers.

      Two additional outside parties have expressed an interest in purchasing the stock of the Powerine subsidiaries but no definitive offer has been received, however, a preliminary offer has been received from one party. The Company is currently negotiating with both parties.

      The Company expects to enter into a definitive agreement to sell either the Refinery assets or the stock of the Powerine refining subsidiaries in the next two months but there can be no assurance the Company will be able to do so.

      Indian Refinery:

      The Company and the management of CORE continue to negotiate a possible purchase by CORE of the Indian Refinery, and CORE is currently seeking financing and equity participants for such a purchase.

      In addition to CORE, one outside party has made an offer for the Refinery assets. Another outside party is interested in acquiring the refining assets or the stock of the Indian subsidiaries but has not yet made an offer.

      Since the Company had decided to dispose of the Refineries but had not closed a transaction to sell one or both Refineries, it made the following adjustments to the refining assets and liabilities as of December 31, 1994:

      a. A loss provision of $325,351 was recorded reducing the book value of the refining property, plant and equipment, furniture and fixtures and acquired goodwill to zero.

      b. An additional net loss provision of $19,657 relating to anticipated severance and closing costs of the Refineries was recorded as of December 31, 1994. The provision was net of an offer received from a third party to purchase the refining plant of the Powerine Refinery.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

      An additional loss provision of $1,098 relating to the refining plant was recorded at March 31, 1995.

      The provision for losses is provided pursuant to paragraphs 15 and 16 of Statement of Financial Accounting Standards #121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."
The loss was not accounted for as a discontinued operation because a) the Company is still uncertain as to the expected method of disposal of the refinery assets, i.e., by sale of stock, sale of assets or abandonment and b) the estimated loss on the disposal can be expected to vary materially depending on the method of disposition ultimately utilized.

      In addition to the $19,657 of accrued closing costs, the Company had accrued approximately $32,000 for environmental liabilities. Both accruals remain as of March 31, 1995.

      The above loss provision of $346,106 on assets to be disposed of is based upon management's best estimate of the loss that would be realized if the refining assets were sold and the Refineries were closed. In calculating the loss provision, proceeds assumed to be realized from the sale of the refining property, plant and equipment were offset against the estimated costs to close the Refineries, including employee severance, employee benefits, plant closing costs, plant security costs and losses on the assumed sale of feedstocks and tank bottoms. The resulting loss provision reflects the minimum provision and the ultimate loss may be greater than the amount provided. Conversely, if the Company is able to sell the Refineries as going concerns rather than selling the refining assets and closing the Refineries, most of the estimated plant closing costs may be avoided and some or all estimated environmental liabilities may be assumed by the purchaser. As a result, the ultimate loss upon disposition of the Refineries may be less than that recorded.

Note 4 - Inventories

       The Company's inventories consist of the following:


                                         March 31,    September 30,
                                           1995           1994
                                           ----           ----
                                        (Unaudited)

      Crude oil ......................   $ 44,550      $  49,029

      Unfinished products ............     28,448         19,549

      Finished products ..............     30,753          4,458

      Materials and supplies .........     10,952         10,675
                                         --------       --------
                                          114,703         83,711
      Provision to reduce inventory to
        market value ...................   (7,590)
                                         --------       --------
                                        $ 107,113      $  83,711
                                        =========      =========

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

Note 5 - Stockholders' Equity

       On December 2, 1993, the Company consummated a public offering of its common stock. Pursuant to the terms of the offering, the Company sold 2,800,000 shares of common stock to the public and 700,000 shares of common stock to MG at a gross offering price of $15.00 per share.

       On September 9, 1994, the Company acquired and cancelled 3,600,000 shares of its common stock from MG. On October 14, 1994, 969,000 shares of common stock were tendered by MG as part of the MG Settlement and cancelled by the Company, reducing MG's ownership of the Company's common stock to zero. In addition, a convertible debenture held by MG and certain warrants held by employees of MG were surrendered. See Note 26 to the Company's consolidated financial statements included in Item 8 of Form 10-K for the year ended September 30, 1994, as amended.

Note 6 - Earnings Per Share

       Earnings per share are computed based upon the weighted average number of shares of common stock and equivalents outstanding during each period. Common stock equivalents are attributed primarily to outstanding stock options, warrants and a convertible debenture in 1994 and stock options and warrants in 1995.

Note 7 - Acquisitions

       ARCO Royalty

       In October 1994, one of the Company's exploration and production subsidiaries purchased certain royalty interests held by ARCO in wells purchased by another of the Company's exploration and production subsidiaries from ARCO in December 1992. The purchase price was $3,822.

       Powerine Oil Company

       As of October 1, 1993, the Company acquired from MG an option to acquire Powerine Oil Company, the owner of a 49,500 barrel per day refinery located in Santa Fe Springs, California. The results of Powerine Oil Company are included in the Company's operating results effective October 1, 1993.

Note 8 - Contingencies

       See Item 1, in Part II.

Note 9 - Subsequent Events

       On March 31, 1995, two of the Company's refining subsidiaries, IRLP and Powerine, did not pay MGTFC under their respective revolving credit facilities with MGTFC. The repayment of such indebtedness is guaranteed by the Company. On April 3, 1995, MGTFC filed a complaint against the Company

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

to collect $105,011, plus interest. MGTFC claimed that this was the total amount due to MGTFC from IRLP and Powerine under their revolving credit facilities as of March 31, 1995. MGTFC thereafter filed individual actions to recover $24,289 from Powerine and $80,722 from IRLP.

       On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MGTFC, including $10,828 of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries, entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

       a.  MG released Powerine from all liens and claims.
       b.  MG loaned the Company $10,000.
       c. Powerine transferred its claim with respect to the Disputed Amount to the Company.
       d. The claim with respect to the Disputed Amount is to be submitted to binding arbitration.
       e.  MG can offset the $10,000 loan to the Company against the $10,000 note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

       The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products listed by MG subsidiary, MGR&M, and overpayment for refined products that were processed after January 31, 1995 but for which the related crude and feedstocks were purchased prior to February 1, 1995. At the present time, the $10,000 MG note to the Company is offset by the $10,000 note of the Company to MG. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled, MG will still owe the Company its $10,000 note (due October 14, 1997) and MG will owe the Company $828. If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note to MG will be offset against MG's note to the Company and the Company will owe MG $828. The Company's management believes that the claim will be settled in favor of the Company and the Company has recorded the related refinery revenues assuming the Company's position will be upheld. To the extent it is not upheld, pretax earnings will be adversely affected.

       Powerine obtained the funds to repay MGTFC by selling its inventories and petroleum products to Wickland Oil Corporation ("Wickland"), an unrelated party, for $22,328, subject to certain post closing adjustments. Concurrently, Powerine entered into a feedstock, supply and processing agreement with Wickland. For the term of the feedstock, supply and processing agreement, Powerine will purchase certain crude oil, intermediate products, and feedstocks exclusively from Wickland, for purchase prices equal to either (i) in the case of such commodities which Wickland acquired from Powerine, Wickland's purchase price therefor plus a fixed premium plus an amount representing interest or (ii) in the case of other quantities of such commodities, amounts determined by reference to certain market indices (or, for certain crude oil, Wickland's purchase price from third-parties) plus fixed premiums plus an amount representing interest. At the end of the term of the agreement, Powerine has the option to purchase Wickland's inventories

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

of such commodities; provided, that, at the later of May 23, 1995 or the date that Powerine obtains $15 million of financing (the "Product Purchase Date"), Powerine will be required to purchase all of Wickland's inventories of such intermediate products and feedstocks and will have the option to purchase Wickland's inventories of crude oil. In such case, Powerine will continue to purchase crude oil and will have the option to continue to purchase feedstocks from Wickland for the remainder of the term of the agreement. If Powerine does not purchase all of Wickland's inventories of such commodities, either at the end of the term or at the Product Purchase Date, Powerine will reimburse Wickland for costs of removing the remainder of such commodities from Powerine's facilities and for all losses Wickland suffers in reselling such commodities to third parties. In addition, until the Product Purchase Date, Wickland has the exclusive right to purchase Powerine's output of certain blend stocks and refined products for prices determined by reference to certain market indices less certain agreed-upon discounts. The agreement will terminate on July 1, 1995 or earlier upon 15 days' notice given by either party at any time after May 14, 1995. To secure its obligations to Wickland under the agreement, Powerine has granted Wickland a security interest in all of Powerine's assets and has provided Wickland with a $3 million letter of credit. The Company has guaranteed Powerine's obligations to Wickland. Powerine is currently negotiating to replace its agreements with Wickland with other interim financing.

       At May 12, 1995, IRLP owed MGTFC approximately $25,700 under its revolving credit facility, subject to certain defenses the Company and IRLP have raised. (See Item 1 of Part II) IRLP is currently seeking to obtain interim financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        (Dollars in thousands, except per share and per barrel amounts)

GENERAL

      The Company is currently engaged in three segments of the oil and gas industry - refining, natural gas marketing and exploration and production. Until October 1994, a large percentage of the Company's common stock was owned by MG and the Company had entered into a large number of material transactions with MG and its subsidiaries. In December 1993, the international financial press reported that MG's parent, MGAG, incurred losses in excess of $1,000,000 primarily as a result of the crude oil trading losses of MG. In January 1994, the international financial press reported that MGAG's lending banks had provided additional loans to avoid MGAG's filing for bankruptcy.

      On August 31, 1994, the Company entered into two agreements with MG and certain of its affiliates, comprising the MG Settlement, pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships among them. In the first step of the MG Settlement, which closed on September 9, 1994, MG transferred 3,600,000 shares of the Company's Common Stock to the Company in exchange for approximately $39,800 of participations the Company held in debt obligations of the Company and its subsidiaries to MGTFC.

      In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates and assumed IRLP's obligations to repay $73,041 under its senior facility with Societe Generale (the "Senior Facility"), together totaling approximately $322,000, (b) transferred back to the Company the remaining 969,000 shares of Common Stock of the Company that it had, (c) issued the Company a $10,000 note payable in three years, (d) terminated all of its equity interests in the Company's natural gas operations, (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into in September 1993 and (f) cancelled $5,500 of convertible debentures. In exchange for the foregoing, IRLP and Powerine (i) amended the Offtake Agreements to terminate on February 1, 1995 for IRLP and for Powerine on a date when all crude and feedstocks in inventory at January 31, 1995 had been processed and sold, (ii) amended their working capital facilities to terminate on March 31, 1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG, another MG subsidiary, also entered into a four-year natural gas swap agreement.

      The completion of the transactions contemplated by the MG Settlement has, among others, three consequences for the Company. First, the Offtake Agreements terminated in February and March 1995 and the Company is now responsible for marketing its own products and, therefore, is subject to market risks. Second, effective March 31, 1995, the working capital facilities provided by MGTFC terminated. Third, for Federal and state income tax purposes, the Company recognized income of $391,143. Federal and state income taxes of $99,885 were accrued as of March 31, 1995 on this gain and other taxable income earned during the period October 1, 1994 to March 31, 1995.

      The Company began to explore its options for dealing with these consequences before and during the negotiation of the MG Settlement. The Company considered a number of alternatives, ranging from continuing its Refinery operations on substantially the same basis as prior to the MG Settlement, but obtaining new working capital financing and a new customer base, to selling or closing the Refineries. The Company believed, however, that it would need to raise substantial new equity for the payment of its income taxes, in addition to raising the working capital financing for the Refineries, if it decided to continue the Refinery operations. Further, continuing the Refinery operations would require the Company to add significant marketing personnel, expertise and expense. On the other hand, closing the Refineries would result in substantial shut-down costs, including severance obligations to employees and potential environmental clean-up costs, although it would allow the Company to write-off the costs of its Refineries to substantially reduce its taxes. The Company believed that the working capital of the Refineries would be adequate to provide for such severance obligations and environmental costs. Based upon these factors, the Company early on determined to focus its efforts on seeking to sell the Refinery operations.

      On December 5, 1994, the Company entered into an agreement pursuant to which it agreed to sell certain assets, including the assets of IRLP and the capital stock of Powerine, to CORE, a newly formed corporation organized by William S. Sudhaus, President and Chief Operating Officer of the Company. As of February 16, 1995, CORE had been unable to raise the financing necessary to purchase both Refineries and the agreement with CORE was terminated.

      Subsequent to February 16, 1995, the Company sought to sell the refining assets and/or stock of the Powerine and Indian Refineries separately. The Company has received three outside offers to purchase the refining assets of the Powerine Refinery and is also currently negotiating the sale of the stock of the Powerine refining subsidiaries with two outside parties. The Company is also negotiating the sale of the Indian Refinery and related refining subsidiaries to CORE subject to CORE's ability to raise the necessary financing. An outside party has also expressed an interest in acquiring the Indian Refinery and is currently conducting due diligence but has not as yet made an offer.

      The factors contributing to the variances associated with the results of operations for the current three and six months are similar unless otherwise noted.

RESULTS OF OPERATIONS

      The Company has three business segments - refining, natural gas marketing, and oil and gas exploration and production. The following represents the disaggregated operating income with respect to each segment:



                                                                                                  (Dollars in Thousands)
                                                                                                                           Increase
                                                                                             Income (Loss)                (Decrease)
                                                                                         For Six Months Ended               In Net
                                                                                               March 31,                    Income
                                                                                      --------------------------          ----------
                                                                                     1995                 1994
                                                                                     ----                 ----
                                                                                            (Unaudited)
Revenues:
    ....................................................................
  Refining .............................................................          $ 493,615           $ 375,814           $ 117,801
  Natural gas marketing ................................................             41,189              34,664               6,525
  Exploration and production ...........................................              4,140               4,580                (440)
                                                                                  ---------           ---------           ---------
      Total ............................................................            538,944             415,058             123,886
                                                                                  ---------           ---------           ---------
Operating Expenses:
  Refining:
    Costs of materials sold ............................................            401,128             256,329            (144,799)
    Operating costs ....................................................             60,324              63,216               2,892
    Selling, general and administrative ................................              8,017               9,527               1,510
    Depreciation and amortization ......................................              1,821              14,560              12,739
    Gain on MG Settlement ..............................................           (391,143)                                391,143
    Provision for loss on assets to be disposed of .....................            346,106                                (346,106)

Natural gas transmission and marketing:
    Gas purchases ......................................................             23,580              20,884              (2,696)
    Operating costs ....................................................                483                 621                 138
    General and administrative .........................................                476                 456                 (20)
    Depreciation and amortization ......................................              5,692               5,670                 (22)

Exploration and Production:
    Oil and gas production .............................................              1,245               1,337                  92
    General and administrative .........................................                146                 489                 343
    Depreciation, depletion and amortization ...........................              1,448               1,230                (218)

Corporate:
    General and administrative .........................................              2,182               1,912                (270)
    Depreciation .......................................................                 40                                     (40)
                                                                                  ---------           ---------           ---------
      Total ............................................................            461,545             376,231             (85,314)
                                                                                  ---------           ---------           ---------
Operating Income .......................................................             77,399              38,827              38,572

Other income (expense):
  Interest income ......................................................              1,193                 591                 602
  Interest expense .....................................................             (5,291)            (14,535)              9,244
  Other income, net ....................................................                463                 268                 195
                                                                                  ---------           ---------           ---------

Income before provision for income taxes ...............................             73,764              25,151              48,613
Provision for income taxes .............................................            (59,644)            (10,069)            (49,575)
                                                                                  ---------           ---------           ---------
Net income .............................................................          $  14,120           $  15,082           ($    962)
                                                                                  =========           =========           =========

Revenues

      Refining

      Revenues from refining operations increased $117,801 or 31% during the six month period ended March 31, 1995 versus the corresponding period in 1994. The increase was primarily attributable to three factors as follows:
(i) contract sales to third parties in 1995 with no corresponding sales in the prior period, (ii) increased throughputs at the Indian Refinery due to increased capacity and the fact that IRLP operated at less than full capacity at the direction of MGR&M during the quarter ended December 31, 1993 in accordance with the Indian Offtake Agreement and (iii) six monthly deliveries during fiscal 1994 under the Company's forward sale contract with a third party versus one monthly sale in the corresponding prior period. These increases were offset by the following factors: (i) the Company ceased operating under the Offtake Agreements as of January 31, 1995 at IRLP and in March at Powerine and sales under alternative marketing arrangements were less than they would have been under the Offtake Agreements and, (ii) IRLP and Powerine reduced production in February and March given low refining margins and in anticipation of potential plant closings.

      Of the total refining revenues of $493,615 for the first six months of fiscal 1995, $474,917 or 96% represented sales of refined products to MG under the Offtake Agreements.

      Natural Gas Marketing

      Revenues from natural gas marketing increased by $6,525 or 19% for the six months ended March 31, 1995, when compared with the same period in 1994. The reason for the increase was increased average daily quantities sold to Lone Star under the Lone Star Contract, a take-or-pay contract with a February 1 - January 31 contract year. Under the Lone Star Contract, Lone Star is required to take a fixed volume of gas each contract year but such takes are not required evenly throughout each contract year. As the Company's sales to Lone Star are at a fixed price, sales are not affected by changes in natural gas prices but are directly proportional to the gas volumes sold to Lone Star. If Lone Star had taken the annual gas volumes required under the Lone Star contract ratably rather than on an accelerated basis for the period October 1, 1994 to March 31, 1995, gas sales would approximate $31,500, which is roughly one-half of the expected annual sales in a given gas contract year.

      Exploration and Production

      Exploration and production revenues decreased $440 or 10% for the six months ended March 31, 1995 as compared to the corresponding prior year period. The decrease was attributable to lower gas prices and declining production but was offset to a large extent by increased production resulting from the purchase of royalty interests from ARCO in October 1994. Although the average prices received for natural gas have declined 20% to 30% in the last year, such prices have recently increased. Although decreases in the price received for natural gas adversely impact the Company's exploration and production revenues, the impact is partially offset by lower gas purchase costs in the Company's natural gas marketing segment.

Expenses

      Refining

      The cost of materials sold increased from 68% of refining revenues during the first six months of fiscal 1994 to 81% of refining revenues during the first six months of fiscal 1995. The increase in the cost of materials sold is attributable to (i) the increased absorption of operating costs into cost of material sold rather than operating expenses at IRLP ($4,261) since IRLP did not previously own any material amount of refined product inventories (since all refined products sold to MGR&M were sold at IRLP's tanks) and at Powerine ($671), (ii) a market write-down of $7,590 at March 31, 1995 for which there was no counterpart at March 31, 1994 and (iii) extremely low refining margins on refined products sold by IRLP and, to a lesser extent, by Powerine in February and March 1995 at market rather than Offtake Agreement prices. The market write-down occurred because the book value of inventories exceeded the market prices. Under the Offtake Agreements, similar write-downs did not occur because IRLP and Powerine were able to process and sell their inventories at an operating profit even when feedstock and crude inventories had a book value less than market. Without the Offtake Agreements such a presumption cannot yet be made.

      As a result of the termination of the Offtake Agreements, neither IRLP nor Powerine remain insulated from fluctuations in refining margins but are now subject to the results of such fluctuations as are most other independent refiners.

      Operating costs decreased $2,892 or 5% from 1994 to 1995 and selling, general and administrative costs decreased $1,510 or 16% over the same period. The decrease in operating costs is primarily due to the absorption of approximately $4,261 of operating costs into refined products cost of material and inventories in 1995 for which there was no counterpart in 1994. Without such operating cost absorption into cost of materials and inventories, operating costs would have increased $1,369. Selling, general and administrative costs decreased because of a $2,200 charge for stock appreciation rights in the first half of 1994 that has no counterpart in the first half of 1995. Without such charge, selling, general and administrative costs would have increased $831.

      Subsequent to March 31, 1995, IRLP and Powerine laid off a total of approximately 110 employees. In addition, wage reductions were implemented by both IRLP and Powerine.

      Gain on MG Settlement

      The gain on the MG Settlement results from the Company's agreement to terminate the Offtake Agreements in exchange for MG's cancellation of the Company's debt to it, MG's assumption of the Company's debt to other parties and cancellation of MG's equity interests in the Company. The gain on the MG Settlement essentially represents the negotiated future value of the Offtake Agreements. No similar transactions occurred in the prior year.

      The $12,739 or 87% decrease in depreciation and amortization is primarily attributable to the Company's decision to write-down and reclassify the refining property, plant and equipment as assets held for sale effective October 14, 1994 at which time the Company began depreciating the assets at a reduced value. On October 14, 1994, the Company reduced the book value of the refining property, plant and equipment to $66,750, the expected value under the initial CORE (SIPAC) transaction, and recorded depreciation and amortization thereafter based upon the reduced book value. On December 31, 1994, the Company reduced the refinery property, plant and equipment, furniture and fixtures and acquired goodwill to zero and ceased recording depreciation thereon. Accordingly, for the quarter ended March 31, 1995, the Company recorded no depreciation on refining property, plant and equipment.

      The provision for loss on assets to be disposed of consists of the following:


Refining, property, plant and equipment ................     $318,250
Refining furniture and fixtures ........................        2,898
Acquired goodwill ......................................        5,301
                                                             --------
                                                              326,449
Provision for severance and closing costs,
 net of offer by third party for
 refining plant of Powerine .............................      19,657
                                                             --------
                                                             $346,106
                                                             ========

      The refining, property, plant and equipment, furniture and fixtures and acquired goodwill were written down to zero because the Company has not yet been able to sell the Refineries. The loss provision of $19,657 represents anticipated closing and severance costs related to abandoning the Refineries and selling related crude oil and refined product inventories and supplies assuming the Refineries are closed rather than sold. Since management intends to dispose of the refining assets by sale or abandonment and has not yet sold the Refineries as going concerns, the above loss provision was recorded assuming the Refineries will be closed. The provision reflects the minimum loss assuming both Refineries are closed rather than sold as going concerns. As noted previously, management is pursuing the sale of one or both Refineries to several parties and it is possible that one or both Refineries will ultimately be sold as going concerns and not closed, and that the loss on the sale will be less than that recorded. There can, however, be no assurance that such will be the case or that losses in excess of those provided will not ultimately be incurred.

      Natural Gas Marketing

      Gas purchases increased $2,696 or 13% in the first half of 1995 versus the same period in 1994. In fiscal 1995, gas purchases were 57% of gas sales versus 60% in fiscal 1994. The decrease results primarily from the termination of the Net Cash Flow Agreement as part of the MG Settlement on October 14, 1994. The effect of such cancellation is that the Company's cost of gas decreased approximately 7%. This decrease was offset by higher prices for natural gas not purchased from MG. Since most of the Company's gas purchases are from MGNG under a fixed price contract, increases or decreases in the prices of natural gas do not significantly impact gas purchase costs.

      Operating and general and administrative expenses decreased $118 or 11% from 1994 to 1995 primarily because of decreased legal and insurance costs.

      Exploration and Production

      The Company's exploration and production segment incurred operating and general and administrative expenses of $1,391 for the six months ended March 31, 1995 versus $1,826 for the same period in 1994. The decrease results primarily from decreased well operating costs, legal fees and insurance costs.

      Corporate

      Corporate general and administrative expenses increased $270 or 14 % primarily as a result of an increase in legal fees and other professional fees ($1,040) offset by a charge related to stock appreciation rights in 1994 with no corresponding charge in 1995 ($770).

Other Income (Expense)

      Interest Income and Expense

      Interest expense decreased approximately $9,244 or 64% during the first six months of fiscal 1995 as compared with the first six months of fiscal 1994. This decrease was primarily attributable to the elimination of interest expense on debt exchanged in conjunction with the MG Settlement and a decrease in amortization expense on deferred debt issuance costs related to those loans which were discharged on October 14, 1994.

      Interest income increased by $602 primarily as a result of $366 of interest earned on the $10,000 note received from MG on October 14, 1994 and an increase in interest earned on invested cash balances during the six months ended March 31, 1995 versus interest earned on invested cash balances during the same period in 1994. The increased average cash balance was primarily attributable to cash held in reserve accounts by the refining segment for either cash-backed letters or credit or reserves under the Senior Facility. Such reserves were released to the Company in conjunction with the MG Settlement.

      Provision for Income Taxes

      The combined state and Federal tax provision for the first two quarters of fiscal 1994 approximated the expected blended statutory rate of 40%. The combined state and Federal tax provision for the first two quarters of fiscal 1995 consists of primarily two components as follows:


                                                            $           Rate
                                                           --           ----
State and Federal provision ......................        $27,715        38%
Valuation reserve for state and
    Federal deferred taxes .......................         31,929       N/A
                                                          -------
                                                          $59,644
                                                          =======

      The valuation reserve for state and Federal taxes resulted primarily because the loss recorded on the assumed closing of the Refineries is greater than the loss on the then anticipated sale of the Refineries to CORE. At September 30, 1994, the Company assumed the Refineries would be sold for $38,750 in notes and assumption of environmental liabilities and provided deferred tax assets on the entire amount of net operating loss carryforwards and depletion carryforwards in anticipation of using such tax carryforwards to offset taxable income from the MG Settlement. At December 31, 1994 and March 31, 1995, the Company assumed the Refineries would be closed. The result was that the Company did not utilize all of its tax carryforwards but instead retained a net operating loss of approximately $36,000. In addition, the Company has previously accrued approximately $32,000 of environmental liabilities for book purposes which have not yet been deducted for tax purposes.

      Anticipated Discontinuance of Refining Operations

      As noted, the Company intends to sell or close its Refineries not later than September 30, 1995. The planned disposition of the Refineries has not been accounted for as discontinued operations because management has not yet decided on the method of disposition, i.e., by sale of the stock of the refining subsidiaries or by sale of the refining assets and closing of the Refineries. As soon as management is able to determine the method of disposition, the loss on disposition, including anticipated future operating losses prior to disposition, if any, will be estimated. To the extent such loss exceeds the loss provision recorded through March 31, 1995, additional losses will be provided. To the extent the loss provision recorded through March 31, 1995 exceeds the estimated loss on disposition, such recovery will be recorded as a reduction of the loss provision recorded through March 31, 1995.

      Once the Company has disposed of the Refineries, its operations will be materially reduced and will be limited to those of its natural gas marketing and exploration and production segments and its corporate headquarters. The appropriate effects of the anticipated decrease in its operations are as follows:






                                                      Before         After
                                                   Disposition    Disposition
                                                  ------------    -----------
Annual revenues .............................      $1,000,000        $75,000
Number of employees .........................             850             30
Offices .....................................               9              5
Property, plant and equipment and gas
 contracts ..................................      $  400,000        $70,000



      Management has provided pro forma financial statements reflecting the financial condition and operations of the Company assuming the Refineries had been sold on specific terms as of October 1, 1993 and 1994. Such pro forma financial statements are included in the Company's 1995 definitive proxy statement, which has been filed with the Securities and Exchange Commission but which is not incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows

      $38,719 of cash was used in operating activities during the six months ended March 31, 1995 compared to $28,762 of cash used in operating activities for the comparable period in the prior year.

      In addition to operating activities, the Company also had cash requirements for capital expenditures related to improvements at the Indian Refinery and the Powerine Refinery. Such expenditures were $28,817 for both Refineries during the six months ended March 31, 1995 compared with $28,062 for the same period in the prior year. Of such amount, $21,492 related to environmental expenditures with the remainder relating to sustaining and other capital expenditures. Also, the Company acquired Powerine during the first quarter of fiscal 1994 and acquired a royalty interest from ARCO during the first quarter of fiscal 1995. (Cash paid for these acquisitions was $8,230 and $3,822, respectively.)

      To provide the cash needed to fund refinery operations and capital expenditures, the Company renegotiated its working capital and letter of credit facility arrangements (in conjunction with the MG Settlement) pursuant to which MGTFC agreed to provide an aggregate of up to $130,000 to Indian and $100,000 to Powerine through March 31, 1995. These facilities also allowed the Company to borrow up to $32,000 through January 31, 1995 to fund capital expenditures, all of which was utilized.

      The Company anticipates that it will limit future capital expenditures to sustaining capital expenditures until the Refineries are sold or closed and abandoned. Such funds are expected to be generated from working capital.

      Debt Service

      As of March 31, 1995, the Company's debt service requirements, excluding working capital loans, were as follows: $3,103 for the remainder of fiscal 1995, $18,756 and $28,226 in fiscal 1996 and 1997, respectively. Of the total debt service requirement of $50,085, $47,335 is due to General Electric Credit ("GECC"), the natural gas marketing lender, and the remaining $2,750 is due to a stockholder and a former stockholder of the Company in June 1996. Although the Company expects its natural gas marketing segment to generate cash flow of approximately $25,000 annually, and although the Company has reduced the GECC principal approximately $10,000 below the minimum required principal, essentially all cash flow from natural gas marketing operations is dedicated to the GECC loan and cannot be used for other purposes, including the repayment of the stockholder loans, until the GECC loan is repaid. The Company expects to repay the stockholder and former stockholder loans from the proceeds of the sale of the Refineries. If the Refineries are not sold, the Company anticipates repaying the stockholder and former stockholder loans in installments commencing in September 1995 and ending in June 1996.

      As noted previously, IRLP did not pay its revolving credit facility to MGTFC when such facility matured on March 31, 1995. Although IRLP intends to refinance such facility, there can be no assurance such refinancing will be obtained. In such a case, and, if IRLP is unsuccessful in asserting defenses to MGTFC's claims, IRLP could be forced to liquidate its crude feedstock and finished product inventories to repay MGTFC, effectively closing the Indian

Refinery in so doing. If such were the case, management believes the proceeds from the sale of the inventories would exceed the loan owed to MGTFC. There can be no assurance, however, that such will be the case. (See "Legal Proceedings" under Item 1 to Part II of this Form 10-Q.)

      Significant Considerations

      The following are significant considerations of the Company affecting cash flow, liquidity and capital resources as of May 12, 1995. The discussion of such items is by business segment rather than on a consolidated basis because of the Company's decision to dispose of its Refineries and certain restrictions on the movement of cash from one business segment to another.

      Refining

      The Company is currently trying to sell both of the Refineries as operating businesses. The Company believes that the sale of either Refinery as an operating business would be more beneficial to the Company because the purchaser may be required to assume environmental liabilities and the Company will avoid the costs associated with closing, e.g., employee severance, shut-down costs, plant security, etc. As previously announced, the Company intends to dispose of the Refineries not later than September 30, 1995 so that it is entitled to resulting tax deductions which will offset the $391,143 gain it realized on the MG Settlement. Without such tax deductions, the Company would owe $91,000 to $95,000 of Federal and state income taxes after offset for the Company's existing Federal and state net operating loss carryforwards and other tax carryforwards. In addition, the Company will bear any cash losses before the ultimate sale or closing of the Refineries. If the Company is unable to sell the Refineries, any cash losses during the interim until the Refineries are closed will adversely affect the Company's financial condition.

      Indian Refinery

      At May 12, 1995, IRLP, the balance of IRLP's revolving credit facility from MGTFC was $25,700. In addition, IRLP had approximately $2,000 of unrestricted cash to fund its operations. Furthermore, other Company cash is effectively not available to IRLP because such cash is either committed to another lender or, in the case of cash from the exploration and production segment, is needed to fund the corporate operations. The practical consequences are that IRLP has sufficient funds to continue operations until the end of May. If additional financing is not obtained, it is likely that the Company will take steps to close the Indian Refinery. Although the management of IRLP believes that the value of IRLP's crude, feedstock and refined products inventories would be sufficient to repay the MGTFC revolving credit facility and the non-environmental closing costs associated with the Indian Refinery, the management of IRLP believes it can obtain interim financing that will enable it to continue to operate so that a permanent buyer can be found. At the present time, the management of IRLP is negotiating an interim financing facility with a major financial institution but there can be no assurance such financing facility will be obtained. The Company and IRLP's management continue to negotiate a sale of the Indian Refinery to IRLP's management but conclusion of such a sale is subject to successful interim financing in the short-term and permanent equity and long-term financing before September 30, 1995. In addition, there can be no assurance that MGTFC will not attempt to execute on its liens against the inventory and receivables of IRLP in the interim.

      Powerine Refinery

      As noted above, Powerine has obtained an interim working capital facility through July 1, 1995 from Wickland and continues to operate the Powerine Refinery. In addition, Powerine has recently received an offer to replace Wickland's interim financing and the management at Powerine is currently evaluating such offer.

      To date, three offers have been received to purchase the refining plant of Powerine and two outside parties are preparing offers to purchase the stock of the Powerine subsidiaries. The Company expects that it will be in a position to make a decision as to the ultimate disposition of the Powerine Refinery in the next two months. Powerine's cash is currently sufficient to fund operations but by July 1, 1995 Powerine will have to extend its existing working capital financing, find replacement working capital financing or have entered into a transaction to sell the Powerine Refinery which provides such financing. If the Company decides to sell the Powerine Refinery plant, ongoing working capital financing will not be required. In such a case, the Company management believes the proceeds of such sale would pay for all non-environmental closing costs.

      General

      The Offtake Agreements with MG ended January 31, 1995 although sales under the Powerine Agreement continued for Powerine into March 1995. The Company is currently attempting to sell both of its Refineries. The Company is responsible for marketing its refined products until the Refineries are sold or abandoned. As noted above, the refining margins earned during this period have been and are expected to continue to be significantly less than those earned under the Offtake Agreements.

      As of April 30, 1995, the Company estimated that the working capital of the Refineries was approximately $30,000. To the extent the Company is unable to sell the Refineries, the Company will bear any losses incurred by the Refineries until they are sold or abandoned and such losses, if any, will reduce the aforementioned working capital.

      Natural Gas Marketing

      Pursuant to the terms of the MG Settlement, the Company had the opportunity to replace MG as the supplier of natural gas for its long-term contract with Lone Star. The Company, however, was not able to obtain the consent of GECC, which was required for the Company to replace MG. Accordingly, the Company will continue to purchase its natural gas from MGNG under the existing contract through June 1999. Although the cash flow generated from the natural gas marketing segment aggregates approximately $25,000 annually, such cash flow is dedicated to the GECC loan and cannot be used to fund refining or corporate operations. The Company expects that the GECC loan, which is currently $41,472, will be repaid by the end of 1996. At such time, the cash flow from natural gas marketing operations will be available for other purposes.

      Exploration and Production

      Exclusive of the cash flow dedicated to the GECC loan, the exploration and production segment generates approximately $2,000 annually. Such cash flow is currently used to fund corporate operations.

                   PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      MG Matters

      In connection with the MG Settlement, the Company entered into an Amended and Restated Guaranty (the "Guaranty") pursuant to which the Company guaranteed to MGTFC the performance of Powerine and IRLP under their respective loan agreements with MGTFC. On April 3, 1995, MGTFC filed a complaint against the Company in Delaware state court to collect $105,011, plus interest, under the Guaranty. The complaint alleges that as of March 31, 1995, Powerine was obligated to pay MGTFC $24,290, IRLP was obligated to pay MGTFC $80,722, and the Company was required to pay those amounts pursuant to the Guaranty. The Company has filed an answer denying the allegations made in the complaint and asserting affirmative defenses to the complaint.

      On April 3, 1995, MGTFC filed a motion for summary judgment in lieu of a complaint in New York state court against IRLP to recover $80,722 pursuant to a promissory note executed by IRLP in favor of MGTFC and $24,290 pursuant to a guaranty whereby IRLP guaranteed to MGTFC the performance by Powerine under its loan agreement with MGTFC. On May 16, 1995, IRLP filed a response denying liability and asserting defenses. A hearing has been scheduled for May 25, 1995.

      On April 6, 1995, MGTFC filed an action in California state court against Powerine to recover $24,290 pursuant to a promissory note executed by Powerine in favor of MGTFC. This complaint was never served on Powerine.
The action was voluntarily dismissed by MGTFC on April 10, 1995.

      On April 3, 1995, IRLP filed a complaint in Illinois State Court in Lawrence County, Illinois against MG, MGTFC, and MG Refining and Marketing, Inc. The complaint seeks damages of at least $100,000, plus punitive damages, for breaches of contract and tortious interference with contract that have prevented IRLP from obtaining financing needed to repay its working capital loan to MGTFC. On April 5, 1995, IRLP presented a motion for a temporary restraining order to prevent MGTFC from foreclosing on IRLP's assets that are pledged to MGTFC as collateral and to permit IRLP to use its assets in the normal course of business to maintain and operate the Indian Refinery. That motion was denied, and further injunction proceedings have been stayed by mutual consent pending negotiations between the parties.

      On April 14, 1995, pursuant to the terms of the Payoff Agreement of that date, Powerine repaid all of its loan to MGTFC (see Note 9 to the March 31, 1995 financial statements included in this Form 10-Q).

       Long-Term Supply Agreement

      IRLP is a party to a Long-Term Supply Agreement (the "LTSA") with Shell Canada Limited and Salmon Resources Ltd. (collectively, "Shell") for the supply of Caroline Condensate feedstock to the Indian Refinery. MGRM is the alternate purchaser under the LTSA in the event IRLP should fail to perform.
On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP, Indian Refining &
Marketing, Inc. (IRLP's general partner) and MGRM. The complaint alleges that MGRM failed to provide Shell with adequate assurances concerning its role as "alternate purchaser" under the LTSA, and that as a result, MGRM repudiated the LTSA pursuant to provisions of the Illinois Uniform Commercial Code. The complaint further alleges that the LTSA should be terminated because its purpose has been frustrated, and the performance has become impossible. IRLP has moved the case to the United States District Court for the Southern District of Illinois. The court has not yet ruled on that motion.

      Other Matters

      On January 30, 1995, Powerine was served with a personal injury complaint, which was filed in California Superior Court, on behalf of 57 individual plaintiffs relating to asbestos exposure. The complaint seeks unspecified damages and punitive damages for negligence and vicarious liability. Powerine is one of numerous defendants, including asbestos manufacturers, contractors and refineries. The complaint alleges that the plaintiffs were exposed to asbestos during the course of their employment and have suffered asbestos-related injuries. Powerine has filed an answer denying liability.

      Powerine has received a Proposition 65 notice dated May 9, 1995 stating that certain unspecified persons intend to file suit against Powerine under the California Health and Safety Code (the "CHS Code"). The notice, which is required under the CHS Code at least 60 days prior to the filing of a suit thereunder, alleges that the refinery at Powerine has, in the course of its business, exposed persons living, working and commuting in the vicinity of the Refinery to certain chemicals without first providing appropriate warning under the CHS Code and further states that the suit will seek injunctive and other relief as provided by law. Powerine is in the process of investigating this claim.

      On May 3, 1995, Powerine received notice from Transit Mixed Concrete Company ("TMC"), which owns and operates a batch plant adjacent to the Powerine Refinery, alleging that petroleum contamination from the Powerine Refinery had migrated onto the TMC site. Powerine is currently investigating the allegations contained in the notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      See "Legal Proceedings" under Item 1 of Part II of this Form 10-Q and
Note 9 to the March 31, 1995 financial statements included in Part I of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)  Exhibits:

           Exhibit 11.1 - Statement re: Computation of Earnings Per Share

           Exhibit 27 - Financial Data Schedule

      (B)  Reports on Form 8-K: None

                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    Date: May 17, 1995         CASTLE ENERGY CORPORATION



                               Joseph L. Castle II
                               -----------------------------------------
                               Chairman of the Board and Chief Executive
                                Officer



                               Richard E. Staedtler
                               -----------------------------------------
                               Chief Financial Officer