Form 10-Q
period 1995-06-30
CASTLE ENERGY CORP
filed 1995-08-21
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                ---------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended______________________________________________

                        Commission file number: 0-10990
                                                -------
                           CASTLE ENERGY CORPORATION
 -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   76-0035225
 ------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

            One Radnor Corporate Center, Suite 250,
          100 Matsonford Road, Radnor, Pennsylvania 19087
 ------------------------------------------------------------------------------
          (Address of Principal Executive Offices)       (Zip Code)

       Registrant's Telephone Number, Including Area Code   (610)995-9400
                                                             ------------
 ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Indicate by check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/ No ________.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,683,646 shares of Common Stock, $.50 par value.

                           CASTLE ENERGY CORPORATION

                                     INDEX


                                                                                                    Page #
                                                                                                   -------

Part I.    Financial Information
           ---------------------

           Item 1.  Financial Statements:

                    Consolidated Balance Sheets - June 30, 1995 (Unaudited) and September 30, 1994..     1

                    Consolidated Statements of Operations - Three Months Ended June 30, 1995
                    and 1994 (Unaudited)............................................................     2

                    Consolidated Statements of Operations - Nine Months Ended June 30, 1995
                    and 1994 (Unaudited)............................................................     3

                    Consolidated Statements of Cash Flows - Nine Months Ended June 30, 1995
                    and 1994 (Unaudited)............................................................     4

                    Consolidated Statements of Stockholders' Equity - Year Ended September 30, 1994
                    and Nine Months Ended June 30, 1995 (Unaudited)..................................    5

                    Notes to the Consolidated Financial Statements (Unaudited).......................    6


           Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................   14


Part II. Other Information
         -----------------
                  Item 1.   Legal Proceedings........................................................   27

                  Item 3.   Defaults Upon Senior Securities..........................................   28

                  Item 4.   Submission of Matters to a Vote of Security Holders......................   28

                  Item 6.   Exhibits and Reports on Form 8-K.........................................   29

Signatures...........................................................................................   32


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CASTLE ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          June 30,                    September 30,
                                                                                            1995                           1994
                                                                                        ------------                  -------------
                                                                                        (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.........................................                    $    9,989                       $  18,118
   Restricted cash...................................................                         5,914                          12,525
   Temporary investments.............................................                         3,000                           4,436
   Accounts receivable...............................................                        61,613                          22,413
   Accounts receivable - related party...............................                                                        19,941
   Inventories.......................................................                        37,159                          83,711
   Prepaid expenses and other current assets.........................                         2,818                           7,341
   Deferred income taxes.............................................                        91,216                          68,088
                                                                                           --------                      ----------
      Total current assets...........................................                       211,709                         236,573
Property, plant and equipment, net:
   Refining..........................................................                                                       292,612
   Natural gas transmission..........................................                        23,148                          24,535
   Furniture, fixtures and equipment.................................                           290                           3,245
Oil and gas properties...............................................                        17,970                          16,146
Gas contracts, net...................................................                        36,859                          43,889
Goodwill.............................................................                                                         5,413
Other assets, net....................................................                        10,046                          24,078
                                                                                         ----------                      ----------
      Total assets...................................................                      $300,022                        $646,491
                                                                                          =========                      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt.................................                     $  24,370                        $ 84,297
   Current portion of long-term debt - related party.................                           250                           9,974
   Accounts payable..................................................                        23,677                          53,999
   Accrued expenses..................................................                        57,486                          27,169
   Due to related parties............................................                                                        17,663
   Deferred revenue..................................................                                                        62,333
   Income taxes payable..............................................                        84,686                             136
   Other liabilities.................................................                         3,112                           3,771
                                                                                        -----------                     -----------
      Total current liabilities......................................                       193,581                         259,342

Long-term debt.......................................................                        30,326                          51,361
Long-term debt - related party.......................................                                                       248,491
Other long-term liabilities..........................................                        30,656                          34,191
Deferred income taxes................................................                         6,530                          15,186
                                                                                        -----------                     -----------
      Total liabilities..............................................                       261,093                         608,571
                                                                                        -----------                     -----------
Commitments and contingencies........................................
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00;
    10,000,000 shares authorized; no shares issued
   Common stock; par value - $0.50; 25,000,000 shares authorized;
    6,683,646 shares and 7,627,646 issued and outstanding at
    June 30, 1995 and September 30, 1994, respectively................
                                                                                              3,342                           3,814
   Additional paid-in capital.........................................                       62,724                          73,490
   Accumulated deficit................................................                      (27,137)                        (39,384)
                                                                                         ----------                      ----------
                                                                                             38,929                          37,920
                                                                                         ----------                      ----------
      Total liabilities and stockholders' equity.....................                      $300,022                        $646,491
                                                                                         ==========                      ==========


   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                  Three Months Ended June 30,
                                                                                                 ----------------------------

                                                                                                    1995                    1994
                                                                                                    ----                    ----

Revenues:

   Refining ........................................................................          $     177,298           $     255,389
   Natural gas transmission and marketing ..........................................                 17,800                  10,697
   Exploration and production ......................................................                  2,966                   1,859
                                                                                              -------------           -------------
                                                                                                    198,064                 267,945
                                                                                              -------------           -------------

Expenses:

   Refining ........................................................................                194,350                 241,449
   Natural gas transmission and marketing ..........................................                 13,450                   9,929
   Exploration and production ......................................................                  1,729                   1,489
   Corporate .......................................................................                  1,204                   1,627
   (Gain) on MG Settlement .........................................................                      8
   Provision for impairment loss  (recovery of) refining assets ....................                 (6,702)
                                                                                              -------------           -------------
                                                                                                    204,039                 254,494
                                                                                              -------------           -------------

Operating income ...................................................................                 (5,975)                 13,451
                                                                                              -------------           -------------

Other income (expenses):

   Interest income .................................................................                    283                     362
   Other income ....................................................................                    589                      85
   Interest expense ................................................................                 (2,603)                 (6,643)
                                                                                              -------------           -------------
                                                                                                     (1,731)                 (6,196)
                                                                                              -------------           -------------

Income before provision for (recovery of) income taxes .............................                 (7,706)                  7,255
                                                                                              -------------           -------------

Provision for (recovery of)income taxes:

   Federal .........................................................................                 (5,104)                  2,546
   State ...........................................................................                   (729)                    364
                                                                                              -------------           -------------
                                                                                                     (5,833)                  2,910
                                                                                              -------------           -------------
Net income (loss) ..................................................................          ($      1,873)          $       4,345
                                                                                              =============           =============

Net income (loss) per share - primary ..............................................          ($        .28)          $         .37
                                                                                              =============           =============
                            - fully diluted ........................................          ($        .28)          $         .35
                                                                                              =============           =============

Weighted average number of common and common equivalent
  shares outstanding - primary .....................................................              6,668,976              12,040,849
                                                                                              =============           =============
                     - fully diluted ...............................................              6,712,505              12,374,493
                                                                                              =============            =============




   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                                                                                  Nine Months Ended June 30,
                                                                                              ----------------------------------
                                                                                                   1995                    1994
                                                                                                   ----                     ----
Revenues:
   Refining ......................................................................          $      670,913           $      631,203
   Natural gas transmission and marketing ........................................                  58,989                   45,361
   Exploration and production ....................................................                   7,106                    6,439
                                                                                            --------------           --------------
                                                                                                   737,008                  683,003
                                                                                            --------------           --------------
Expenses:
   Refining ......................................................................                 665,640                  585,081
   Natural gas transmission and marketing ........................................                  43,681                   37,560
   Exploration and production ....................................................                   4,568                    4,545
   Corporate .....................................................................                   3,426                    3,539
   (Gain) on MG Settlement .......................................................                (391,135)
   Provision for impairment loss on refining assets ..............................                 339,404
                                                                                            --------------           --------------

                                                                                                   665,584                  630,725
                                                                                            --------------           --------------

Operating income .................................................................                  71,424                   52,278
                                                                                            --------------           --------------

Other income (expenses):
   Interest income ...............................................................                   1,476                      953
   Other income ..................................................................                   1,052                      353
   Interest expense ..............................................................                  (7,894)                 (21,178)
                                                                                            --------------           --------------
                                                                                                    (5,366)                 (19,872)
                                                                                            --------------           --------------

Income before provision for income taxes .........................................                  66,058                   32,406
                                                                                            --------------           --------------

Provision for income taxes:
   Federal .......................................................................                  46,877                   11,356
   State .........................................................................                   6,934                    1,623
                                                                                            --------------           --------------
                                                                                                    53,811                   12,979
                                                                                            --------------           --------------
Net income .......................................................................                $ 12,247                 $ 19,427
                                                                                            ==============           ==============

Net income per share - primary ...................................................                  $ 1.80                   $ 1.72
                                                                                            ==============           ==============
                     - fully diluted .............................................                   $1.80                   $ 1.69
                                                                                            ==============           ==============

Weighted average number of common and common equivalent
   shares outstanding - primary ..................................................               6,797,492               11,345,037
                                                                                            ==============           ==============
                      - fully diluted ............................................               6,785,861               11,546,532
                                                                                            ==============           ==============


   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                       Nine Months Ended June 30,
                                                                                                    -------------------------------
                                                                                                       1995               1994
                                                                                                       ----               ----
Cash Flows From Operating Activities:
  Net income ...............................................................................         $   12,247          $   19,427
                                                                                                     ----------          ----------
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation, depletion and amortization .................................................             17,645              40,340
  Deferred tax expense (benefit) ...........................................................            (31,784)             10,675
  Gain on MG Settlement ....................................................................           (396,166)
  Provision for impairment loss ............................................................            339,404
  Decrease in restricted cash ..............................................................              6,611               1,776
  Decrease in temporary investments ........................................................              1,436
  Decrease in accounts receivable ..........................................................              5,153               1,214
  (Increase) decrease in inventories .......................................................             46,552             (41,675)
  (Increase) decrease in prepaid assets ....................................................              4,522              (4,139)
  (Increase) decrease in other assets ......................................................              6,637              (1,135)
  Increase (decrease) in accounts payable ..................................................            (30,321)             30,485
  Increase in accrued expenses, including income taxes .....................................             78,027               1,321
  (Decrease) in amounts due to related parties .............................................            (17,663)            (12,035)
  (Decrease) in other current liabilities ..................................................               (659)               (137)
  (Decrease) in deferred revenues ..........................................................            (12,124)            (37,031)
  Increase (decrease) in other long-term liabilities .......................................               (434)              1,371
                                                                                                     ----------          ----------
     Total adjustments .....................................................................             16,836              (8,970)
                                                                                                     ----------          ----------
     Net cash by provided (used in) operating activities ...................................             29,083              10,457
                                                                                                     ----------          ----------
Cash Flows From Investing Activities:
  Proceeds from sale of oil and gas properties .............................................                                     75
  Purchase of oil and gas properties .......................................................             (4,066)               (552)
  Purchase of furniture, fixtures and equipment ............................................               (283)             (1,882)
  Investment in refining plant .............................................................            (32,471)            (45,209)
  Purchase of pipeline .....................................................................                 (8)
  Business acquisition, net of cash acquired ...............................................                                 (8,230)
                                                                                                     ----------          ----------
     Net cash provided by (used in) investing activities ...................................            (36,828)            (55,798)
                                                                                                     ----------          ----------
Cash Flows From Financing Activities:
  Repayment of long-term debt ..............................................................            (28,781)            (33,632)
  Proceeds of long-term debt - revolving credit facility ...................................             20,860              12,485
  Proceeds from issuance of common stock, net ..............................................                                 48,205
  Proceeds from exercise of stock options ..................................................                144
  Proceeds of related party debt, net ......................................................              7,393              35,365
  Other.....................................................................................
                                                                                                     ----------          ----------
     Net cash provided by financing activities .............................................               (384)             62,423
                                                                                                     ----------          ----------
Net increase (decrease) in cash and cash equivalents .......................................             (8,129)             17,082
Cash and cash equivalents - beginning of period ............................................             18,118               4,304
                                                                                                     ----------          ----------
Cash and cash equivalents - end of period ..................................................         $    9,989          $   21,386
                                                                                                     ==========          ==========
Supplemental disclosures of cash flow information are as follows:

  Cash paid during the period for:
     Interest ..............................................................................         $    9,633          $   13,759
                                                                                                     ==========          ==========
     Income taxes ..........................................................................         $      145          $    6,140
                                                                                                     ==========          ==========

  Interest capitalized during the period ...................................................                             $    1,087
                                                                                                                         ==========
  Supplemental schedule of noncash investing and financing activities:

  Purchase of Powerine Oil Company:
     Basis in assets acquired ..............................................................                             $  188,082
     Cash paid for capital stock and transaction costs .....................................                                 (8,230)
                                                                                                                         ----------
     Basis in liabilities assumed ..........................................................                             $  179,852
                                                                                                                         ==========

  Treasury Stock retired ...................................................................                             $      364
                                                                                                                         ==========

   The accompanying notes are an integral part of these financial statements

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Dollars in thousands except shares)
                                  (Unaudited)


                                                                                  Retained
                                             Common Stock         Additional      Earnings         Treasury Stock
                                       -----------------------     Paid-In      (Accumulated     -------------------
                                         Shares     Amount         Capital        Deficit)       Shares       Amount      Total
                                       --------    ---------    ----------    -----------       -------      -------   ---------
Balance - September 30, 1993 ......    7,782,506    $3,891        $ 65,387       ($78,301)       59,860       ($364)   ($ 9,387)
Stock issuance ....................    3,500,000     1,750          46,428                                               48,178
Treasury stock retired ............      (59,860)      (30)           (334)                     (59,860)        364
Options exercised .................        5,000         3              26                                                   29
Shares repurchased with cash
  participations ..................   (3,600,000)   (1,800)        (38,017)                                             (39,817)
Net income ........................                                                38,917                                38,917
                                      ----------    ------        --------      ----------      -------      ------    --------
Balance - September 30, 1994 ......    7,627,646     3,814          73,490        (39,384)            0           0      37,920
Stock surrendered .................     (969,000)     (485)        (10,897)                                             (11,382)
Stock options exercised ...........       25,000        13             131                                                  144
Net income ........................                                                12,247                                12,247
                                      ----------    ------        --------     ----------       -------      ------   ---------
Balance - June 30, 1995 ...........    6,683,646    $3,342        $ 62,724       ($27,137)            0           0   $  38,929
                                      ==========    ======        ========       ========       =======      ======   =========




















   The accompanying notes are an integral part of these financial statements

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

Note 1 - Basis of Preparation

           The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Results for the three and nine month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

           In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three and nine month periods ended June 30, 1995 and 1994.

Note 2 - September 30, 1994 Balance Sheet

           The amounts presented in the balance sheet as of September 30, 1994 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as amended.

Note 3 - Accounting Matters

           Gain from MG Settlement

           The MG Settlement is described in detail in Note 26 to the September 30, 1994 financial statements of the Company. Such financial statements are included as Item 8 in Form 10-K of the Company for the year ended September 30, 1994, which has been filed with the Securities and Exchange Commission. As MG is no longer a stockholder of the Company, items in the financial statements related to MG subsequent to October 14, 1994 have been classified as those of an unrelated party.

           Provision for Impairment Loss on Refining Assets

           In the first quarter of fiscal 1995, the Company decided to dispose of its refining business.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

             On December 5, 1994 the Company entered into an agreement to sell all of its refining assets and operations to CORE Refining Corporation ("CORE") (previously SIPAC Inc). In February of 1995, CORE informed the Company that it was unable to raise the financing needed to purchase the refining assets and operations. Thereafter, the Company sought to sell the assets and/or operations of both of its Refineries - combined or separately to several outside parties including CORE. A description of the initial CORE Agreement and negotiations conducted by the Company is found in Note 26 to the September 30, 1994 financial statements of the Company (which is included in Item 8 of Form 10-K for the fiscal year ended September 30, 1994) and in the Company's definitive proxy which was filed with the Securities and Exchange Commission on May 11, 1995.

             As of August 15, 1995, the situation with respect to the sale of the Company's refining assets/refining subsidiaries was as follows:

Powerine Refinery:

             The Powerine Refinery was shut down on June 30, 1995.

             Three outside offers to purchase the refinery assets have been received. The Company is currently negotiating with two of those making offers. Two offers to acquire the land at Powerine have also been received. These offers are contingent upon a sale of the refinery assets.

             Two additional outside parties have expressed an interest in purchasing the stock of the Powerine subsidiaries but no definitive offer has been received. However, a preliminary offer has been received from one party. The Company is conducting discussions with all parties.

             The Company expects to enter into a definitive agreement to sell either the Refinery assets or the stock of the Powerine refining subsidiaries before September 30, 1995 but there can be no assurance the Company will be able to do so.

Indian Refinery:

             On May 25, 1995, the Company entered into an agreement to sell Indian to CORE Refining Corporation, a company formed by William S. Sudhaus, a director and the President of Castle Energy Corporation. The agreement provides for CORE to acquire all of the assets of the Indian Refinery on an "as is, where is" basis. CORE will pay to Castle Energy at closing an amount equal to the adjusted working capital, plus certain capital expenditures of the Indian Refinery and reimbursements of transaction costs, payable in the form of a $5,500 subordinated promissory note and the balance in cash. The adjusted working capital of the Indian Refinery, including catalyst, and the estimated capital expenditure and transaction cost reimbursements approximated $21,000 as of June 30, 1995. CORE will assume all of the environmental and certain other liabilities relating to the Indian Refinery. In addition, CORE will pay Castle Energy over eight years a royalty of up to $20,000 based on deliveries of Caroline condensate by Shell Canada Limited and its affiliates under an existing long-term supply contract. The payment of the royalty will be contingent on continued performance by Shell Canada under the supply contract, which is currently the subject of certain litigation between Castle Energy and Shell Canada.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

           CORE's obligations under the CORE agreement are subject to a number of conditions, including there being no material adverse change in the operations or financial condition of the Indian Refinery, CORE securing financing for the transaction, and receipt of certain regulatory approvals. Corral Petroleum and Gulf Interstate Oil Company have placed into escrow $16,500 million to provide the equity financing for the transaction. CORE has also obtained a "highly confident" letter for up to $100,000 of high-yield debt financing and a commitment letter for a $125,000 revolving credit facility from major financial institutions.

           Castle Energy's obligations under the CORE agreement are also subject to a number of conditions, including receipt of a fairness opinion from Lazard Freres & Co. LLP with respect to the transaction, CORE receiving its financing, and receipt of regulatory approvals.

           Under the CORE agreement, Castle Energy may respond to other offers for the Indian Refinery and may accept another offer and terminate the CORE agreement. The CORE agreement provides for Castle Energy to pay CORE's legal and other expenses pending the closing. If the closing occurs, CORE will repay such expenses, including one-half of the expenses incurred by Castle Energy in connection with Indian Refinery's interim credit facility.

           Castle Energy's Board of Directors, based in part on the recommendation of a Special Committee of the Board, has approved the CORE agreement.

           In addition to CORE, one outside party has made an offer for the Refinery assets.

           Since the Company had decided to dispose of the Refineries but had not closed a transaction to sell one or both Refineries, it made the following adjustments to the refining assets and liabilities as of December 31, 1994 in order to reflect their estimated fair market values:

           a. A loss provision of $325,351 was recorded reducing the book value of the refining property, plant and equipment, furniture and fixtures and acquired goodwill to zero.

           b. An additional net loss provision of $19,657 relating to anticipated severance and closing costs of the Refineries was accrued as of December 31, 1994. The provision was net of an offer received from a third party to purchase the refining plant of the Powerine Refinery.

           c. An additional loss provision of $1,098 was recorded at March 31, 1995.

           During the period from January 1, 1995 to June 30, 1995, the Company charged $6,488 of expenditures against the closing cost accrual. In addition, the Company reduced the closing costs accrual by $6,702 based upon current offers to buy the Powerine refining assets and updated estimates of costs to close both refineries. At June 30, 1995, the remaining net closing cost accrual was $7,565, consisting of estimated proceeds from the sale of refining assets of $31,306 offset against estimated closing costs of $38,871.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

           The provision for losses is provided pursuant to paragraphs 15 and 16 of Statement of Financial Accounting Standards #121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The loss was not accounted for as a discontinued operation because a) the Company is still uncertain as to the expected method of disposal of both of the refineries, i.e., by sale of stock, sale of assets or abandonment and b) the estimated loss on the disposal can be expected to vary materially depending on the method of disposition ultimately utilized.

           In addition to the $7,564 of accrued net closing costs, the Company had accrued approximately $32,500 for environmental liabilities as of June 30, 1995.

           The adjusted impairment loss of $339,404 on assets to be disposed of is based upon management's best estimate of the loss that would be realized if the refining assets were sold and the Refineries were closed. In calculating the loss provision, proceeds assumed to be realized from the sale of the refining property, plant and equipment were offset against the estimated costs to close the Refineries, including employee severance, employee benefits, plant closing costs, plant security costs and losses on the assumed sale of feedstocks and tank bottoms. The resulting loss provision reflects the minimum provision and the ultimate loss may be greater than the amount provided. If the Company is able to sell one or both Refineries as going concerns rather than selling the refining assets and closing the Refineries, most of the estimated plant closing costs may be avoided and some or all estimated environmental liabilities may be assumed by the purchaser. As a result, the ultimate proceeds to be received and loss upon disposition of the Refineries may be less than that recorded.

Note 4 - Inventories

             The Company's inventories consist of the following:

                                                                              June 30,                 September 30,
                                                                                1995                       1994
                                                                            ------------               -------------
                                                                             (Unaudited)

           Crude oil .............................................             $  5,885                   $49,029
           Unfinished products ...................................               23,401                    19,549
           Finished products .....................................                  854                     4,458
           Materials and supplies ................................               10,568                    10,675
                                                                               --------                   -------
                                                                                 40,708                    83,711
           Provision to reduce inventory to market value .........               (3,549)
                                                                              ---------                   -------
                                                                                $37,159                   $83,711
                                                                                =======                   =======


             The decrease in inventories is attributable to the bulk sale of Powerine's inventories to Wickland Oil Company in conjunction with the settlement with MGTFC (see Note 5) and to IRLP's reduced level of operations.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)

Note 5 - Debt

             On March 31, 1995, two of the Company's refining subsidiaries, IRLP and Powerine, did not pay MGTFC under their respective revolving credit facilities with MGTFC. The repayment of such indebtedness was guaranteed by the Company. On April 3, 1995, MGTFC filed a complaint against the Company to collect $105,011, plus interest. MGTFC claimed that this was the total amount due to MGTFC from IRLP and Powerine under their revolving credit facilities as of March 31, 1995. MGTFC thereafter filed individual actions to recover $24,289 from Powerine and $80,722 from IRLP.

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

             The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG subsidiary, MGR&M, and over MGR&M's failure to lift and pay for refined products that were processed after January 31, 1995 but for which the related crude and feedstocks were purchased prior to February 1, 1995. At the present time, the $10,000 MG note to the Company is offset by the $10,000 note of the Company to MG. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled, MG will still owe the Company its $10,000 note (due October 14, 1997) and MG will owe the Company an additional $828. If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note to MG will be offset against MG's note to the Company, and the Company will owe MG $828. The Company's management believes that the claim will be settled in favor of the Company and the Company has recorded the related refining revenues assuming the Company's position will be upheld. To the extent it is not upheld, pre-tax earnings will be adversely affected. Arbitration has commenced and a hearing is anticipated in late 1995.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)


             Powerine obtained the funds to repay MGTFC by selling its inventories and petroleum products to Wickland Oil Corporation ("Wickland"), an unrelated party, for $22,328, subject to certain post closing adjustments. Concurrently, Powerine entered into a feedstock, supply and processing agreement with Wickland. For the term of the feedstock, supply and processing agreement, Powerine purchased certain crude oil, intermediate products, and feedstocks exclusively from Wickland, for purchase prices equal to either (i) in the case of such commodities which Wickland acquired from Powerine, Wickland's purchase price therefor plus a fixed premium plus an amount representing interest or (ii) in the case of other quantities of such commodities, amounts determined by reference to certain market indices (or, for certain crude oil, Wickland's purchase price from third-parties) plus fixed premiums plus an amount representing interest. At the end of the term of the agreement, Powerine had the option to purchase Wickland's inventories of such commodities. If Powerine did not purchase all of Wickland's inventories of such commodities, either at the end of the term or at the Product Purchase Date, Powerine would be required to reimburse Wickland for costs of removing the remainder of such commodities from Powerine's facilities and for all losses Wickland suffers in reselling such commodities to third parties. In addition, until the Product Purchase Date, Wickland had the exclusive right to purchase Powerine's output of certain blend stocks and refined products for prices determined by reference to certain market indices less certain agreed-upon discounts. The agreement terminated on July 1, 1995 and Powerine ceased purchasing crude oil and feedstocks from Wickland and began to close its refining plant. Powerine and Wickland are currently finalizing a settlement. To secure its obligations to Wickland under the agreement, Powerine granted Wickland a security interest in all of Powerine's assets and provided Wickland with a $3,000 letter of credit. The Company has guaranteed Powerine's obligations to Wickland. The letter of credit expires October 31, 1995.

             On May 25, 1995, IRLP obtained a $30,000 interim credit facility. Concurrently, the Company and its affiliates entered into a Payoff Agreement with MG and its affiliates which accomplished the following:

             1. Utilizing the interim credit facility, IRLP repaid the MGTFC Revolving Loan and Credit Facility.

             2.    MG released all liens and claims against IRLP.

             3.    MG returned all collateral.

             The interim credit facility bears interest at prime plus 2% and will provide up to $30,000 for letters of credit and other funds for the operations of the Indian Refinery pending the closing of the transaction with CORE. All indebtedness under the facility is due on demand by the lenders and, in any case, on August 31, 1995 or, if earlier, the termination of or closing under the CORE agreement. The interim credit facility has been secured by the pledge of the working capital assets for the Indian Refinery. In addition, the Company and two of its subsidiaries engaged in the gas business have guaranteed the interim credit facility and have pledged certain assets as security for such guarantees. IRLP and the interim credit lenders are currently negotiating an extension of the facility and other amendments.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)



Note 6 - Stockholders' Equity

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

Note 7 - Earnings Per Share

             Earnings per share are computed based upon the weighted average number of shares of common stock and equivalents outstanding during each period. Common stock equivalents are attributed primarily to outstanding stock options, warrants and a convertible debenture in 1994 and stock options and warrants in 1995.

Note 8 - Acquisitions

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

Note 9 - Contingencies

             See Item 1, in Part II.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                  (Unaudited)


Note 10 - Name Change

             In May 1995, IRLP changed its name to Indian Refining I Limited Partnership but is nevertheless referred to herein as IRLP.

Note 11 - Subsequent Events

             Operating Industries, Inc. - see Powerine in Part II, Item 1, Legal Proceedings.

             On July 5, 1995, Powerine Oil Company failed to make a payment to Wickland Oil Company which constituted a default under its Sale and Storage Agreement with Wickland Oil Company. Wickland has acknowledged the default and reserved its rights and remedies under the agreement. Wickland continues to hold a $3,000 letter of credit from Powerine which amount exceeds the amounts claimed under the default. The parties have tentatively agreed that if Powerine should be unable to pay amounts due, such amounts would be drawn against the letter of credit.

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

           In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates and assumed IRLP's obligations to repay $73,041 under its senior facility with Societe Generale (the "Senior Facility"), together totaling approximately $322,000, (b) transferred back to the Company its remaining 969,000 shares of Common Stock of the Company, (c) issued the Company a $10,000 note payable in three years, (d) terminated all of its equity interests in the Company's natural gas operations, (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into in September 1993 and (f) cancelled $5,500 of convertible debentures. In exchange for the foregoing, IRLP and Powerine (i) amended the Offtake Agreements to terminate on February 1, 1995 for IRLP and for Powerine on a date when all crude and feedstocks in inventory at January 31, 1995 had been processed and sold, (ii) amended their working capital facilities to terminate on March 31, 1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG, another MG subsidiary, also entered into a four-year natural gas swap agreement, which has been terminated (see Part II, Item 1).

           The completion of the transactions contemplated by the MG Settlement has, among others, three consequences for the Company. First, the Offtake Agreements terminated in February and March 1995 and the Company is now responsible for marketing its own products and, therefore, is subject to market risks. Second, effective March 31, 1995, the working capital facilities provided by MGTFC terminated. Such facilities were fully repaid as of May 25, 1995. Third, for Federal and state income tax purposes, the Company recognized income of $391,135. Federal and state income taxes payable of $84,686 were accrued as of June 30, 1995 on this gain less other tax losses incurred during the period October 1, 1994 to June 30, 1995.

           The Company began to explore its options for dealing with these consequences before and during the negotiation of the MG Settlement. The Company considered a number of alternatives, ranging from continuing its Refinery operations on substantially the same basis as prior to the MG Settlement, but obtaining new working capital financing and a new customer base, to selling or closing the Refineries. The Company believed, however, that it would need to raise substantial new equity for the payment of its income taxes, in addition to raising the working capital financing for the Refineries, if it decided to continue the Refinery operations. Further, continuing the Refinery operations would require the Company to add significant marketing personnel, expertise and entail significant expense. On the other hand, closing the Refineries would result in substantial shut-down costs, including severance obligations to employees and potential environmental clean-up costs, although it would allow the Company to write-off the costs of its Refineries to substantially reduce its taxes. The Company believed that the working capital of the Refineries would be adequate to provide for such severance obligations and environmental costs. Based upon these factors, the Company early on determined to focus its efforts on seeking to sell its Refinery operations.

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

           Subsequent to February 16, 1995, the Company sought to sell the refining assets and/or stock of the Powerine and Indian Refineries separately. The Company has received three outside offers to purchase the refining assets of the Powerine Refinery and is also currently discussing the sale of the stock of the Powerine refining subsidiaries with two outside parties. On May 25, 1995, the Company entered into an agreement to sell the Indian Refinery to CORE Refining Corporation, subject to certain conditions.

           The factors contributing to the variances associated with the results of operations for the current three and nine months are similar unless otherwise noted.

RESULTS OF OPERATIONS

           The Company has three business segments - refining, natural gas transmission and marketing, and oil and gas exploration and production. The following represents the disaggregated elements of operating income with respect to each segment:

                                                                                 (Dollars in Thousands)
                                                                                                         Increase
                                                                           Income (Loss)                (Decrease)
                                                                       For Nine Months Ended              In Net
                                                                              June 30,                    Income
                                                                      -----------------------           ----------
                                                                        1995            1994
                                                                      -------          ------
                                                                            (Unaudited)



Revenues:
   Refining...................................................          $670,913       $631,203           $  39,710
   Natural gas marketing......................................            58,989         45,361              13,628
   Exploration and production ................................             7,106          6,439                 667
                                                                      ----------     ----------         -----------
   Total                                                                 737,008        683,003              54,005
                                                                        --------       --------           ---------

Operating Expenses:
  Refining:
   Costs of materials sold ...................................           565,281        452,248            (113,033)
   Operating costs ...........................................            83,787         95,491              11,704
   Selling, general and administrative .......................            11,634         15,713               4,079
   Depreciation and amortization .............................             4,938         21,629              16,691
   Gain on MG Settlement .....................................          (391,135)                           391,135
   Provision for impairment loss .............................           339,404                           (339,404)

Natural gas transmission and marketing:
   Gas purchases .............................................            33,709         27,378              (6,331)
   Operating costs ...........................................               789            980                 191
   General and administrative ................................               645            686                  41
   Depreciation and amortization .............................             8,538          8,516                 (22)

Exploration and Production:
   Oil and gas production ....................................             1,947          2,179                 232
   General and administrative ................................               369            652                 283
   Depreciation, depletion and amortization ..................             2,252          1,714                (538)

Corporate:
   General and administrative ................................             3,367          3,539                 172
   Depreciation ..............................................                59                                (59)
                                                                        --------       --------          ----------
   Total .....................................................           665,584        630,725             (34,859)
                                                                        --------       --------          ----------

Operating Income .............................................            71,424         52,278              19,146

Other income (expense):
   Interest income ...........................................             1,476            953                 523
   Interest expense ..........................................            (7,894)       (21,178)             13,284
   Other income, net .........................................             1,052            353                 699
                                                                      ----------       --------          ----------

Income before provision for income taxes .....................            66,058         32,406              33,652
Provision for income taxes ...................................           (53,811)       (12,979)            (40,832)
                                                                      ---------        --------          ----------
   Net income ................................................         $  12,247       $ 19,427          ($   7,180)
                                                                       =========       ========          ==========
                                      -16-

Revenues

            Refining

           Revenues for the refining segment increased $39,710 or 6% during the nine month period ended June 30, 1995 versus the corresponding period in 1994. The increase was primarily attributable to the following factors: (i) contract sales to third parties in 1995 with no corresponding sales in the prior years,
(ii) a bulk sale of inventory to Wickland Oil in April 1995 with no corresponding sale in the prior year, (iii) increased throughput at the Indian Refinery for the first half of the nine month period. These increases were offset by the following: (i) the Company ceased operating under the Offtake Agreements as of January 31, 1995 at IRLP and in March 1995 at Powerine and sales under alternative marketing arrangements were less than they would have been under Offtake Arrangements, (ii) Indian and Powerine reduced throughput subsequent to January 1995 as a result of the lack of adequate financing, low refining margins and in anticipation of potential plant closings, (iii) IRLP conducted turnaround operations during the third quarter, reducing its feedstock processing capability.

           Revenues for the quarter ended June 30, 1995 versus the same period in the prior year declined $78,091 or 31%. The primary factors contributing to this decline were: (i) three monthly sales under the Forward Sale Contract in fiscal 1994 with no counterpart in fiscal 1995, (ii) low throughputs resulting from the lack of adequate financing, low refining margins and the anticipated closing down of the Powerine Refinery, (iii) turnaround operations conducted at Indian during 1995, (iv) sales under arrangements at prices which were less than those realized in the prior year under the Offtake Arrangement. These decreases were offset by (i) a bulk sale of inventory to Wickland Oil Company.

           Of the total refining revenues of $670,913 for the first nine months of fiscal 1995, $474,917 or 71% represented sales of refined products to MG under the Offtake Agreements.

           Natural Gas Marketing

           Revenues from natural gas marketing increased by $13,628 or 30% and $7,103 or 66% for the nine and three months ended June 30, 1995, respectively, when compared with the same period in 1994. The reason for the increase was higher average daily volumes sold to Lone Star under the Lone Star Contract, a take-or-pay contract with a February 1 - January 31 contract year. Under the Lone Star Contract, Lone Star is required to take a fixed volume of gas each contract year but such takes are not required evenly throughout each contract year. As the Company's sales to Lone Star are at a fixed price, sales are not affected by changes in natural gas prices but are directly proportional to the gas volumes sold to Lone Star. If Lone Star had taken the annual gas volumes required under the Lone Star contract ratably rather than on an accelerated basis for the period October 1, 1994 to June 30, 1995, gas sales would approximate $52,500, which is roughly three quarters of the expected annual sales in a given gas contract year.

           Exploration and Production

           Exploration and production revenues increased $667 or 10% and $1,107 or 60% for the nine and three months ended June 30, 1995, respectively, as compared to the corresponding periods in 1994. The increase during the nine month period is attributable to the revenues derived from the royalty acquired from ARCO in October 1994 ($420) and non-recurring gas balancing and other recoveries ($650) but was offset by lower gas prices during the period ($403). Although decreases in the prices received for natural gas adversely impacted the Company's exploration and production revenues, such impact is partially offset by lower gas purchase costs in the Company's natural gas marketing segment.

Expenses

           Refining

           The cost of materials sold increased from 72% of refining revenues during the first nine months of fiscal 1994 to 84% of refining revenues during the first nine months of fiscal 1995. The increase in the cost of materials sold as a percentage of refining revenues is attributable to (i) significantly better refining margins under the Offtake Agreements (under which sales had ceased in January 1995 for IRLP and in March 1995 for Powerine), (ii) the increased absorption of operating costs into cost of material sold rather than operating expenses at IRLP ($2,346) since IRLP did not previously own any material amount of refined product inventories (since all refined products sold to MGR&M were sold at IRLP's tanks), (iii) a market write-down of $3,463 at June 30, 1995 for which there was no counterpart in fiscal 1994 since the termination of the Offtake Arrangement occurred during the second quarter of fiscal 1995 and (iv) extremely low refining margins on refined products sold by IRLP and, to a lesser extent, by Powerine, during much of the period. The market write-down occurred because the book value of inventories exceeded the market prices. Under the Offtake Agreements, similar write-downs did not occur because IRLP and Powerine were able to process and sell their inventories at an operating profit even when feedstock and crude inventories had a book value less than market. Without the Offtake Agreements such a presumption could not yet be made.

           As a result of the termination of the Offtake Agreements, neither IRLP nor Powerine are insulated from fluctuations in refining margins but, when operating, are now subject to the results of such fluctuations as are most other independent refiners.

           Operating costs decreased $11,704 or 12% from 1994 to 1995 and selling, general and administrative costs decreased $4,079 or 26% over the same period. The decrease in operating costs is primarily due to the absorption of operating costs into refined products cost of material and inventories in 1995 for which there was no counterpart in 1994 and the reduction in workforce described below. Selling, general and administrative costs decreased because of a $2,200 charge for stock appreciation rights in the first half of 1994 that had no counterpart in 1995 and the workforce reductions described below.

           During the second quarter of fiscal 1995, IRLP and Powerine laid off a total of approximately 110 people and implemented wage reductions. Subsequent to June 30, 1995, Powerine reduced its workforce by an additional 250 employees as part of the process of closing the refining plant. The Company has accrued the costs of closing and, accordingly, does not expect to incur related expenses in the future. There can be no assurance, however, that the costs accrued are sufficient and that future closing costs in excess of those accrued will not be incurred.

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

           The $16,691 or 77% decrease in depreciation and amortization is primarily attributable to the Company's decision to write-down and reclassify the refining property, plant and equipment as assets held for sale effective October 14, 1994 at which time the Company began depreciating the assets at a reduced value. On October 14, 1994, the Company reduced the book value of the refining property, plant and equipment to $66,750, the expected value under the initial CORE (SIPAC) transaction, and recorded depreciation and amortization thereafter based upon the reduced book value. On December 31, 1994, the Company reduced the refinery property, plant and equipment, furniture and fixtures and acquired goodwill to zero and ceased recording depreciation thereon. Accordingly, for the six months ended June 30, 1995, the Company recorded no depreciation on refining property, plant and equipment.

           The provision for loss on assets to be disposed of for the nine months ended June 30, 1995 consists of the following:

                 Refining, property, plant and equipment ............................            $318,250
                 Refining furniture and fixtures ....................................               2,898
                 Acquired goodwill ..................................................               5,301
                                                                                               ----------
                                                                                                  326,449

                 Provision for severance and closing costs, net of offers by third
                   parties for refining plant of Powerine ...........................              12,955
                                                                                               ----------
                                                                                                 $339,404
                                                                                               ==========

           The refining, property, plant and equipment, furniture and fixtures and acquired goodwill were written down to zero because the Company has not yet been able to sell the Refineries. The remaining net closing cost accrual of $7,565 at June 30, 1995 represents the excess of anticipated remaining closing and severance costs related to abandoning the Refineries and selling related crude oil and refined product inventories and supplies assuming the Refineries are closed rather than sold (($38,871) over the anticipated proceeds to be realized from selling the refining assets ($31,306)). Since management intends to dispose of the refining assets by sale or abandonment and has not yet sold the Refineries as going concerns, the above loss provision was recorded assuming the Refineries will be closed and not sold as going concerns. The provision reflects the minimum loss assuming both Refineries are closed rather than sold as going concerns. As noted previously, management is pursuing the sale of one or both Refineries to several parties and it is possible that one or both Refineries will ultimately be sold as going concerns and not closed, and that the loss on the sale will be less than that recorded. There can, however, be no assurance that such will be the case or that losses in excess of those provided will not ultimately be incurred.

           Natural Gas Marketing

           Gas purchase expense increased $6,331 or 23% in the first nine months of 1995 versus the same period in 1994. In fiscal 1995, gas purchases were 57% of gas sales versus 60% in fiscal 1994. The decrease results primarily from the termination of the Net Cash Flow Agreement as part of the MG Settlement on October 14, 1994. The effect of such cancellation is that the Company's cost of gas decreased approximately 7% because a deferred purchase price to be paid to MGNG was terminated and no longer added to current gas purchases. This decrease was offset by higher prices for natural gas not purchased from MGNG. Since most of the Company's gas purchases are from MGNG under a fixed price contract, increases or decreases in the prices of natural gas do not significantly impact gas purchase costs.

           Operating and general and administrative expenses decreased $232 or 14% from 1994 to 1995 primarily because of decreased legal and insurance costs and decreased maintenance costs. These decreases were offset by a one-time fee in 1995 paid to a financial institution when the Company was evaluating a refinancing of its loan.

           Exploration and Production

           The Company's exploration and production segment incurred operating and general and administrative expenses of $2,316 for the nine months ended June 30, 1995 versus $2,831 for the same period in 1994. The decrease results primarily from decreased well operating costs, legal fees, insurance costs and property taxes.

           Corporate

           Corporate general and administrative expenses decreased $172 or 5 % primarily as a result of a charge related to stock appreciation rights in 1994 with no corresponding charge in 1995.

Other Income (Expense)

           Interest Income and Expense

           Interest expense decreased approximately $13,284 or 63% during the first nine months of fiscal 1995 as compared with the first nine months of fiscal 1994. This decrease was primarily attributable to the elimination of interest expense on debt exchanged in conjunction with the MG Settlement and a decrease in amortization expense on deferred debt issuance costs related to those loans which were discharged on October 14, 1994. In addition, the debt owed by the Company's natural gas subsidiaries has decreased by $21,230 during the nine month period ended June 30, 1995.

           Interest income increased by $523 primarily as a result of $566 of interest earned on the $10,000 note received from MG on October 14, 1994. This increase was offset by a decrease in interest earned on invested cash funds.

           Provision for Income Taxes

           The combined state and Federal tax provision for the first three quarters of fiscal 1994 approximated the expected blended statutory rate of 40%. The combined state and Federal tax provision for the first three quarters of fiscal 1995 consists of primarily two components as follows:


                                                                                $                  Rate
                                                                                --                 -----
         State and Federal provision ..................................         $26,423             40%
         Valuation reserve for state and Federal deferred taxes .......          27,088             N/A
                                                                               --------
                                                                                $53,511
                                                                               ========

           The valuation reserve for state and Federal taxes resulted primarily because the loss recorded on the assumed closing of the Refineries is greater than the loss on the then anticipated sale of the Refineries to CORE. At September 30, 1994, the Company assumed the Refineries would be sold for $38,750 in notes and assumption of environmental liabilities and provided deferred tax assets on the entire amount of its net operating loss carryforwards and depletion carryforwards in anticipation of using all such tax carryforwards to offset taxable income from the MG Settlement. At December 31, 1994, March 31, 1995 and June 30, 1995, the Company assumed the Refineries would be closed. The result was that the Company did not utilize all of its tax carryforwards but instead retained net operating losses and percentage depletion carryforwards of approximately $40,000. The Company thus recognized deferred tax assets on such operating losses only to the extent of deferred taxes of approximately $6,500. In addition, the Company has previously accrued approximately $32,000 of environmental liabilities for book purposes which have not yet been deducted for tax purposes.

           Anticipated Discontinuance of Refining Operations

           As noted, the Company intends to sell or close its Refineries not later than September 30, 1995. The planned disposition of the Refineries has not been accounted for as discontinued operations because management has not yet decided on the method of disposition, i.e., by sale of the stock of the refining subsidiaries or by sale of the refining assets and closing of the Refineries. As soon as management is able to determine the method of disposition, the loss on disposition, including anticipated future operating losses prior to disposition, if any, will be estimated. To the extent such loss exceeds the loss provision recorded through June 30, 1995, additional losses will be provided. To the extent the loss provision recorded through June 30, 1995 exceeds the estimated loss on disposition, such recovery will be recorded as a reduction of the loss provision recorded through June 30, 1995.

           Once the Company has disposed of the Refineries, its operations will be materially reduced and will be limited to those of its natural gas marketing and exploration and production segments and its corporate headquarters. The anticipated effects of the discontinuance of refining operations are as follows:

                                                         March 15,     After
                                                          1995      Disposition
                                                        ----------  -----------
Annual revenues ....................................    $1,000,000    $   75,000
Number of employees ................................           850            30
Offices ............................................             9             5
Property, plant and equipment and gas contracts.....    $  400,000    $   70,000




LIQUIDITY AND CAPITAL RESOURCES

           Cash Flows

           $29,083 of cash was provided by operating activities during the nine months ended June 30, 1995 compared to $10,457 of cash provided by operating activities for the comparable period in the prior year.

           In addition to operating activities, the Company also had cash requirements for capital expenditures related to improvements at the Indian Refinery and the Powerine Refinery. Such expenditures were $32,471 for both Refineries during the nine months ended June 30, 1995 compared with $45,209 for the same period in the prior year. Of such amount, $23,682 related to environmental expenditures with the remainder relating to sustaining and other capital expenditures. Also, the Company acquired Powerine during the first quarter of fiscal 1994 and acquired a royalty interest from ARCO during the first quarter of fiscal 1995. (Cash paid for these acquisitions was $8,230 and $3,822, respectively.)

           To provide the cash needed to fund refinery operations and capital expenditures, the Company initially renegotiated its working capital and letter of credit facility arrangements (in conjunction with the MG Settlement) pursuant to which MGTFC agreed to provide an aggregate of up to $130,000 to Indian and $100,000 to Powerine through March 31, 1995. These facilities also allowed the Company to borrow up to $32,000 through January 31, 1995 to fund capital expenditures, all of which was utilized. In April 1995, Powerine Oil Company sold all of its feedstocks to Wickland Oil Company and entered into a feedstock supply and processing agreement which financed the operations through closing in early July 1995. In May 1995, IRLP refinanced its working capital facility with a third party lender. This facility, which is in the aggregate amount of $30,000, is payable on demand or August 31, 1995. This facility has financed IRLP's operations since May 1995.

           The Company anticipates that it will limit future capital expenditures at the Indian Refinery to sustaining capital expenditures until the Refinery is sold or closed and abandoned. Such funds are expected to be generated from working capital.

           Debt Service

           As of June 30, 1995, the Company's debt service requirements, excluding working capital loans, were as follows: $3,254 for the remainder of fiscal 1995, $11,768 and $26,614 in fiscal 1996 and 1997, respectively. Of the $41,636 of total debt service requirements, $38,886 is due to General Electric Credit ("GECC"), the natural gas marketing lender, and the remaining $2,750 is due to a stockholder and a former stockholder of the Company in June 1996. Although the Company expects its natural gas marketing segment to generate cash flow of approximately $25,000 annually, and although the Company has reduced the GECC principal approximately $10,000 below the minimum required principal, essentially all cash flow from natural gas marketing operations is dedicated to the GECC loan and cannot be used for other purposes, including the repayment of the stockholder loans, until the GECC loan is repaid. The Company expects to repay the stockholder and former stockholder loans from the proceeds of the sale of the Refineries. If the Refineries are not sold, the Company anticipates repaying the stockholder and former stockholder loans in equal quarterly installments commencing in September 1995 and ending in June 1996.

           Significant Considerations

           The following are significant considerations of the Company affecting cash flow, liquidity and capital resources as of August 15, 1995. The discussion of such items is by business segment rather than on a consolidated basis because of the Company's decision to dispose of its Refineries and certain restrictions on the movement of cash from one business segment to another.

           Refining

           The Company is currently trying to sell both of the Refineries, if possible, as operating businesses. The Company believes that the sale of either Refinery as an operating business may be more beneficial to the Company because the purchaser may be required to assume environmental liabilities and the Company will avoid the costs associated with closing, e.g., employee severance, shut-down costs, plant security, etc. However, the proceeds from the sale of an operating business are expected to be significantly less than the proceeds from an asset sale. As previously announced, the Company intends to retire or dispose of the Refineries not later than September 30, 1995 so that it is entitled to resulting tax deductions which will offset the $391,135 gain it realized on the MG Settlement. Without such tax deductions, the Company would owe approximately $84,700 of Federal and state income taxes after offset for the Company's existing Federal and state net operating loss carryforwards and other tax carryforwards. In addition, the Company will bear any cash losses before the ultimate sale or closing of the Refineries. If the Company is unable to sell the Refineries, any cash losses during the interim until the Refineries are closed will adversely affect the Company's financial condition.

           Indian Refinery

           As previously noted, IRLP refinanced its MGTFC working capital facility in May 1995. As of August 15, 1995, the balance of IRLP's revolving credit facility debt was $6,865. In addition, IRLP has approximately $500 of unrestricted funds to fund operations. Furthermore, cash from the Company's other segments is effectively not available to IRLP because such cash is either committed to another lender or, in the case of cash from the exploration and production segment, is needed to fund the corporate operations. The practical consequences are that IRLP has sufficient funds to continue operations through September 30, 1995. However, at the present time, the management of IRLP is renegotiating its interim financing facility with its interim lender, but there can be no assurance such financing facility will be extended beyond August 31, 1995, its current expiration. Such facility is due upon demand and contains cross collateral provisions applicable to the assets of the Company and its subsidiaries.

           If the CORE transaction closes prior to September 30, 1995, the Company expects to receive approximately $14,000 - $15,000, representing the estimated working capital at closing plus certain transaction cost reimbursements and capital expenditures of Indian, of which $5,500 would be in the form of a subordinated promissory note payable in 10 years and the balance paid in cash. In addition, the Company would receive a royalty of up to $20,000 over the next eight years based upon deliveries of Caroline Condensate by Shell Canada Limited and its affiliates under an existing long-term supply contract. The payment of the royalty will be contingent on continued performance by Shell Canada under the supply contract which is currently the subject of certain litigation between Castle Energy and Shell Canada. In addition to the cash, notes and royalty, CORE would assume all of the environmental and certain other liabilities and the Company would avoid approximately $19,000 of shut down costs, which have been accrued.

           If the interim working capital is not extended or the CORE transaction fails, the Company plans to shut down the Indian Refining by September 30, 1995 and anticipates selling the Indian Refinery for its salvage value. Based upon a previous offer received, the Company would expect to receive $12,500 - $15,000 in salvage value for the plant and equipment. Management believes that the working capital would be sufficient to liquidate any balance outstanding under the interim credit facility and that remaining working capital and the proceeds from the sale of the refinery's assets would be available for closing costs. In addition, IRLP would have to fund the environmental closure costs. Although management believes that a sale of the assets would generate sufficient cash to fund the known shut down costs, it is possible that the funds for the asset sales would not be received in time to fund the shut down obligations when incurred. Further, there can be no assurance that additional costs would not be required to close or abandon the facility including security, clean up and land remediation, if necessary. If such turns out to be the case, IRLP would have to seek additional financing or alternative purchasers of its refining assets.

           Powerine Refinery

           As noted above, Powerine obtained an interim working capital facility through July 1, 1995 from Wickland and continued to operate the Powerine Refinery through June 30, 1995 at which time the facility was shut down.

           To date, three offers have been received to purchase the refining plant of Powerine and two outside parties are preparing offers to purchase the stock of the Powerine subsidiaries. In addition, two parties have offered to acquire the Powerine land if the operating assets are sold and removed. The Company expects that it will be in a position to make a decision as to the ultimate disposition of the Powerine Refinery not later than August 31, 1995. Through July 1, 1995, Powerine operated under the Wickland Oil Company agreement which provided sufficient cash to fund operations. Since that time, Powerine has idled the facility, reducing its workforce to approximately 70 people as of August 15, 1995. These individuals are responsible for security, removal and sale of the remaining barrels of product, interaction with regulatory authorities and maintenance of the assets for purposes of a sale. In order to fund these continuing operations, Powerine has begun to liquidate non-current assets including some equipment, certain catalysts and the sale of a portion of its air emissions credits. Management estimates that if Powerine is not sold within the next month, Powerine will have to continue to sell assets to finance operations.

           If Powerine is sold as a stock transaction, the Company expects to receive a nominal amount of cash. However, the buyer will assume all liabilities, including $10,000 of accounts payable and $28,000 of accrued environmental costs. Further, the Company would avoid approximately $8,000-$10,000 of additional closing costs.

           If the operating assets of Powerine are sold, the Company expects to receive $24,000-$30,000 for the operating assets, a substantial portion of which would be paid at closing and the remainder, over a one to two year period as the assets are dismantled and removed. The Company anticipates that the deferred payments would be utilized to fund closing operations and fund environmental liabilities and site remediation.

           In addition to the above sale, Powerine has approximately $7,000 of assets which would not be transferred to the buyer of the operating assets. Powerine intends to sell these assets prior to December 1995 and utilize the proceeds for the continuing operations obligations under the proposed sale agreement, payments to vendors and funding of environmental costs.

           If the above asset sales are consummated, Powerine will continue to own the 88 acres of land on which the facility is located in Santa Fe Springs, California, the Santa Fe Springs terminal, the Southern Pacific Pipeline Pumping Station, offsite pipelines and a lease on the Long Beach, California terminal.

Powerine's options regarding these remaining assets are as follows:

           1.     Conduct limited operations such as a terminal facility.

           2. Sale of the land for a nominal fee in exchange for assumption of the remediation costs.

           3. Remediate the land over the next several years in anticipation of selling the land in the future.

           Powerine intends to consummate a sale of the operating assets prior to the consummation of a transaction regarding the land.

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

           As of July 31, 1995, the Company estimated that the working capital of the Refineries was approximately $13,000. To the extent the Company is unable to sell the Refineries, the Company will bear any losses incurred by the Refineries until they are sold or abandoned and such losses, if any, will reduce the aforementioned working capital.

           Natural Gas Marketing

           Pursuant to the terms of the MG Settlement, the Company had the opportunity to replace MG as the supplier of natural gas for its long-term contract with Lone Star. The Company, however, was not able to obtain the consent of GECC, which was required for the Company to replace MG. Accordingly, the Company will continue to purchase its natural gas from MGNG under the existing contract through June 1999. Although the cash flow generated from the natural gas marketing segment aggregates approximately $25,000 annually, such cash flow is dedicated to the GECC loan and cannot be used to fund refining or corporate operations. The Company expects that the GECC loan, which is approximately $36,450 as of July 31, 1995, will be repaid by December 1996. At such time, the cash flow from natural gas marketing operations will be available for other purposes.

           Exploration and Production

           Exclusive of the cash flow dedicated to the GECC loan, the exploration and production segment is currently generating approximately $3,000 annually but is expected to generate $2,000-$2,500 annually hereafter. Such cash flow is currently used to fund corporate operations.

           Corporate

           As of August 15, 1995, Castle and the exploration and production subsidiaries have unrestricted cash of approximately $4,000. If the CORE transaction fails, Castle has agreed to pay the stockholder and former stockholder loans which aggregate $2,750 in four equal installments commencing September 30, 1995. In addition, Castle has accrued liabilities of approximately $900. The other sources of revenues for Castle are as follows:

           1. $2,000-$2,500 per year of cash flows from exploration and production businesses, decreasing as reserves are depleted.

           2. Interest on the $10,000 MG note at 8% per annum, which note is currently pledged to MG pending the outcome of an arbitration (see Note 5 - Debt in Part I, Item I of this Form 10-Q).

           3. Principal on the MG note in October 1997, if the arbitration is decided in Castle's favor.

           4. If the CORE transaction closes prior to September 30, 1995, the Company expects to receive approximately $8,500-$9,500 in cash, a $5,500 note bearing interest annually with the principal payable in 10 years and royalties based on deliveries of condensate by Shell Canada Limited.

           5. Cash flows from the natural gas marketing segment, averaging $25,000 annually, once the senior facility has been repaid in December 1996.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           MG Matters

           In connection with the MG Settlement, the Company entered into an Amended and Restated Guaranty pursuant to which the Company guaranteed to MGTFC the performance of Powerine and IRLP under their respective loan agreements with MGTFC. On April 3, 1995, MGTFC filed complaints in New York, Delaware and California state courts to recover under the IRLP and Powerine loan agreements and the related guarantees. Those actions were dismissed on or around June 1, 1995 with prejudice pursuant to payment of the amounts due. See "Legal Proceedings -- MG Matters" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

           MG Natural Gas

           In April 1995, IRLP terminated a Natural Gas Swap Agreement, dated October 14, 1994 between MGNG and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming $1.2 million of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGNG filed suit in Delaware and informed IRLP that it was applying a $707,000 receivable owing by its affiliate (MGRM) to IRLP against the claim. The Company's management believes that IRLP has good defenses to the claim, expects to prevail and expects to recover the $707,000 receivable.

           Powerine

           Powerine has been identified as a potentially responsible party ("PRP") in litigation regarding the clean-up of a former waste disposal site in Monterey Park, California known as the Operating Industries, Inc. site (the "OII Site"). The OII site operated as a permitted landfill from 1948 to 1984, accepting both municipal and industrial waste. The OII Site now is listed on both state and federal superfund lists. Certain waste materials from Powerine's refinery and from joint venture oil field operations with the City of Long Beach were transported to the OII Site by approved independent trucking contractors. Powerine has notified the City of Long Beach that the city could be liable for a portion of the waste shipped at the OII Site based on the terms of their petroleum drilling joint venture, which generated some of the waste allegedly sent to the site. In addition to the City of Los Angeles, which use the OII Site for municipal waste, Powerine is one of over 250 industrial companies identified to date as PRPs.

           The government plaintiffs and most PRPs have executed several partial consent decrees for the first three portions of the clean-up at the OII Site. Under those decrees, the private PRPs are either undertaking or financing the remedial work. Powerine elected not to become a party to any of these partial consent decrees. On October 31, 1994, the USEPA offered all non-settling PRPs, including Powerine, another opportunity to resolve their liability with respect to the first three Partial Consent Decrees at the OII Site. However, as part of the offer, USEPA raised Powerine's volume from its former 4.17 million gallons to 6.06 million gallons. On January 3, 1995, Powerine submitted a challenge to approximately 1.3 million gallons of those attributed to Powerine by the USEPA.

           On July 25, 1995, the USEPA informed Powerine that it had accepted virtually all of Powerine's challenges and was assigning Powerine a revised volume of approximately 4.81 million gallons. Based on this revised volume, the USEPA offered to resolve Powerine's liability for the first three Partial Consent Decrees in exchange for a cash payment of approximately $13 million. This sum represents Powerine's volumetric share multiplied by a 42 percent multiplier based on Powerine's prior status as a non-settling party. The USEPA has established a deadline of September 1, 1995 for Powerine's response and has stated that the terms of the settlement offer are not negotiable. Powerine is currently evaluating the USEPA's offer and has scheduled a meeting with its insurers to discuss the offer. Three of Powerine's insurers have agreed to assume defense costs while reserving their rights to contest coverage for any of Powerine's potential liability. Powerine also has notified the Port of Long Beach (the "Port") regarding the USEPA's settlement offer and the Port's indemnification obligations. The Port declined to indemnify Powerine.

           The USEPA is currently developing the final remedy for the OII Site, which will address contaminated groundwater, leachate, and landfill gas, and will include long-term operation and maintenance of all environmental control facilities at the OII Site. Because the cost of the final remedy has not yet been determined, it is impossible to calculate Powerine's volumetric share as approximately 1.7 percent of the total site volume contributed by the top 250 industrial PRP's.

           Other Matters

           In May 1995, Powerine was served with a personal injury complaint relating to asbestos exposure, James Todd and Virginia Todd v. Abex Corporation, et. al., in California Superior Court. The suit alleges that James Todd suffers from exposure to asbestos fibers during his employment with various contractors in California and that Virginia Todd has been injured based on loss of consortium. Powerine is one of numerous defendants and has filed an answer denying liability.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

           See Item 1 of Part II of this Form 10-Q and Note 5 to the June 30, 1995 financial statements included in Part I of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders was held on June 5, 1995. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated May 8, 1995 and the accompanying Proxy Statement. A total of 6,668,646 shares were eligible to vote of which 5,894,648 were present in person or by proxy.

           The selection of accountants was ratified by the vote of a majority of the votes cast at the Annual Meeting.

           The directors elected to the Board and the number of votes cast with respect to each nominee are as follows:

           Martin R. Hoffmann
               For               5,440,657
               Against             453,991

           William S. Sudhaus
               For               5,440,930
               Against             453,718

           Joseph L. Castle II
               For               5,883,726
               Against              10,921

           Sidney F. Wentz
               For               5,884,061
               Against              10,586

           In Addition to the above, Sheldon Bonovitz and John Sullivan continued on the Board of Directors.

           The First Amendment to the Company's 1992 Executive Equity Plan was approved. The number of votes cast with respect thereto was as follow:

                    Affirmative                 5,576,614
                    Negative                      114,057
                    Abstain                        24,664

           The Refinery Plan, which provides for the Company to sell its Indian and Powerine Refineries on such terms and conditions as the Board of Directors may determine, subject to certain minimum price conditions, was approved. The number of votes cast with respect thereto was as follows:

                    Affirmative                 5,656,800
                    Negative                       14,388
                    Abstain                        18,103

   No other matters were voted upon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) Exhibits:

      10.1 Letter Agreement, dated February 21, 1995, between William S. Sudhaus and Castle Energy Corporation

      10.2 Letter Agreement, dated February 24, 1995, between William S. Sudhaus and Castle Energy Corporation

      10.3 Powerine Petroleum Sale and Storage Agreement, dated April 8, 1995, between Wickland Oil Company and Powerine Oil Company.

      10.4 The Castle Agreement, dated April 8, 1995, among Wickland Oil Company, Castle Energy Corporation, and Indian Powerine L.P.

      10.5 Security Agreement, dated April 8, 1995, between Powerine Oil Company and Wickland Oil Company

      10.6 Supplemental Letter Agreement, dated April 13, 1995, between Powerine Oil Company and Wickland Oil Company amending the Powerine Petroleum Sale and Storage Agreement

      10.7 Payoff Loan and Pledge Agreement, dated April 13, 1995, among Powerine Oil Company, CEC, Inc., Castle Energy Corporation, Metallgesellschaft Corp., MG Refining & Marketing, Inc., and MG Trade Finance Corp.

      10.8 Promissory Note, dated April 13, 1995, by CEC, Inc. in favor of Metallgesellschaft Corp., in the principal amount of $10,000,000.

      10.9 Letter Agreement, dated May 10, 1995, between John D. R. Wright and Castle Energy Corporation

      10.10 Letter Agreement, dated May 10, 1995, between William S. Sudhaus and Castle Energy Corporation

      10.11 Payoff Agreement, dated May 25, 1995, between Indian Refining Limited Partnership, Indian Refining & Marketing, Inc., Castle Energy Corporation, Indian Powerine L.P., Metallgesellschaft Corp., MG Refining and Marketing, Inc., and MG Trade Finance Corp.

      10.12 Stock and Asset Purchase Agreement, dated May 25, 1995, among CORE Refining Corporation, Castle Energy Corporation, Indian Refining & Marketing, Inc., Indian Refining Limited Partnership, IP Oil Co., Indian Powerine L.P., and Indian Oil Company

      10.13 Supplemental Letter Agreement, dated June 1, 1995, between Powerine Oil Company, Castle Energy Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum Sale and Storage Agreement

      10.14 Supplemental Letter Agreement, dated June 30, 1995, between Powerine Oil Company, Castle Energy Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum Sale and Storage Agreement

      10.15 Line of Credit Agreement, dated May 25, 1995, between Indian Oil Company, BT Commercial Corporation, MeesPierson N.V., and Bankers Trust Company

      10.16 Borrower Security Agreement, dated May 25, 1995, by Indian Oil Company in favor of BT Commercial Corporation.

      10.17 Guaranty Agreement, dated May 25, 1995, made by Castle Energy Corporation, Castle Production Resource Company, and Castle Production Company in favor of BT Commercial Corporation.

      10.18 Amendment to Stock and Asset Purchase Agreement, dated July 31, 1995, among Castle Energy Corporation, Indian Refining and Marketing I, Inc., Indian Refining I, Limited Partnership., IP Oil Co., Indian Powerine L.P., Indian Oil Company and CORE Refining Corporation

      10.19 Second Amendment to Stock and Asset Purchase Agreement, dated August 15, 1995, among Castle Energy Corporation, Indian Refining and Marketing I, Inc., Indian Refining I, Limited Partnership, IP Oil Co., Indian Powerine L.P., Indian Oil Company and CORE Refining Corporation

      11.1   Statement re: Computation of Earnings Per Share

      27     Financial Data Schedule

   (B) Reports on Form 8-K:

       On April 14, 1995, the Registrant filed a Form 8-K regarding Powerine Oil Company's repayment of its working capital facility with MGTFC.

       On May 30, 1995, the Registrant filed a Form 8-K regarding its agreement to sell Indian Refining to CORE Refining Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 18, 1995       CASTLE ENERGY CORPORATION


                            /s/ Joseph L. Castle II
                            --------------------------------------------------
                            Chairman of the Board and Chief Executive Officer





                            /s/ Richard E. Staedtler
                            --------------------------------------------------
                            Chief Financial Officer