Form 10-K
period 1995-09-30
CASTLE ENERGY CORP
filed 1996-03-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

                                       OR
     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

-------------------------------------------------------------------------------
                         Commission file number: 0-10990

                            CASTLE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                    76-0035225
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

         One Radnor Corporate Center
                  Suite 250
             100 Matsonford Road                                19087
            Radnor, Pennsylvania                              (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number:                       (610) 995-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock-- $.50 par value and related Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No    X
                                             ------    -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of February 29, 1996, there were 6,693,646 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $49,166,484 (6,243,363 shares at $7.875 per share).

                            CASTLE ENERGY CORPORATION
                                 1995 FORM 10-K
                                TABLE OF CONTENTS


Item                                                                                             Page
----                                                                                             ----
                                     PART I
                                     ------

1. and 2. Business and Properties................................................................  1
       3. Legal Proceedings......................................................................  8
       4. Submission of Matters to a Vote of Security Holders.................................... 11

                                     PART II
                                     -------


       5. Market for the Registrant's Common Stock and Related Stockholder Matters............... 12
       6. Selected Financial Data................................................................ 13
       7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................. 15
       8. Financial Statements and Supplementary Data............................................ 23
       9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................. 67

                                     PART III
                                     --------

     10. Directors and Executive Officers of the Registrant...................................... 67
     11. Executive Compensation.................................................................. 69
     12. Security Ownership of Certain Beneficial Owners and Management.......................... 75
     13. Certain Relationships and Related Transactions.......................................... 77

                                      PART IV
                                      -------

     14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 80


                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        Castle Energy Corporation (the "Company") is primarily engaged in natural gas marketing and transmission and oil and gas exploration and production in the United States. During the period from 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary of the Company, owned the Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois. Powerine Oil Company ("Powerine") , another subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California. By September 30, 1995, the Company had terminated and discontinued all of its refining operations.

        The Company engages in natural gas marketing operations which provide gas to Lone Star Gas Company, a division of ENSERCH Corporation ("Lone Star"), pursuant to a take-or-pay contract for natural gas through May 31, 1999 ("Lone Star Contract"). At February 29, 1996, 53 billion cubic feet of natural gas were to be provided to Lone Star. The Company has proved reserves and fixed price gas purchase contracts in place for the supply of all of the natural gas necessary to fulfill commitments under the Lone Star Contract and, accordingly, has fixed a substantial portion of its gross margin with respect to its gas marketing operation. The Company delivers natural gas to Lone Star through the Company's 77-mile intrastate pipeline located in Rusk County, Texas. At September 30, 1995, the Company's exploration and production operations had proved reserves of approximately 56.6 billion cubic feet of natural gas and 351,000 barrels of oil.

        During the period from September 1989 to October 14, 1994, a substantial portion of the Company's stock was owned by Metallgesellschaft Corp. ("MG"), a wholly-owned subsidiary of Metallgesellschaft A.G. ("MG AG"), a German conglomerate. During this period, MG provided financing and crude supplies to IRLP and Powerine and entered into processing and product offtake agreements with them. These and other transactions with MG and its affiliates are summarized in footnote 21 to the financial statements, which are included as
Item 8 to this Form 10-K. In December 1993, it was reported that MG AG had incurred substantial losses as a result of hedging and other related activities. Thereafter, MG sought to terminate its on-going relationships with the Company. In October 1994, the Company and MG completed the restructuring of such relationships ("MG Settlement"). As a result, substantially all of the Company's contractual relationships with MG and its affiliates were amended or terminated. Subsequent to the MG Settlement, the Company sought to dispose of its two refineries and to expand its natural gas marketing and transmission and exploration and production businesses. Operations at the Powerine Refinery ceased in July 1995 and operations at the Indian Refinery ceased by September 30, 1995. On September 29, 1995, Powerine sold (for legal purposes) the Powerine Refinery to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). On December 12, 1995, IRLP sold the Indian Refinery to American Western Refining L.P. ("American Western"), a subsidiary of Gadgil Western Corporation ("Gadgil"). For accounting purposes, refining operations were classified as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively for the fiscal years ended September 30, 1994 and 1993 (see Note 3 to the consolidated financial statements included as Item 8 to this Form 10-K).

        See Note 22 to the Company's Consolidated Financial Statements for information with respect to the Company's identifiable industry segments for the years ended September 30, 1995, 1994 and 1993.

        On March 5, 1996, the Company engaged an investment banking firm to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor.

                     NATURAL GAS MARKETING AND TRANSMISSION

General

       On December 3, 1992, the Company, through three wholly-owned subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("Marketing"), Castle Texas Pipeline Limited Partnership ("Pipeline") and Castle Texas Production Limited Partnership ("Production"), acquired from Atlantic Richfield

Company ("ARCO"), a gas contract with Lone Star Gas Company, a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts for an aggregate purchase price of approximately $103.7 million, including cash, assumption of debt and certain transaction costs. Upon acquiring these assets, the Company entered a new segment of the oil and gas business, natural gas marketing and transmission. The Company, through Marketing, sells 69% of its natural gas production to Lone Star and the balance to a variety of customers pursuant to fixed price contracts and in spot markets.

Assets

       Gas Contract

       Pursuant to the terms of the Lone Star Contract, Marketing sells natural gas to Lone Star at a fixed price per thousand Btu ("MBtu"), plus transportation and certain other charges. The Lone Star Contract, which expires in May 1999, provides for minimum deliveries averaging 45.2 million cubic feet per day. The contract also includes a take-or-pay provision whereby Lone Star must pay for 60% of the monthly contract volume whether or not it takes such volume (although deficiencies in one month may, subject to certain limitations, be taken in subsequent months without additional payments). Company management anticipates that 19% of annual contract volumes can be supplied from wells currently operated by Production. Pursuant to a gas purchase contract between Marketing and MG Natural Gas Corp. ("MGNG"), a wholly-owned subsidiary of MG, MGNG is required to supply the remaining 81% of the natural gas required to meet the requirements of the Lone Star Contract at pre-established prices.

       The fixed price received by Marketing for gas sold to Lone Star is substantially in excess of the spot (market) price. It also exceeds the fixed price of gas purchased from MGNG to meet the requirements of the Lone Star Contract. As a result, Marketing has substantially locked in a gross margin equal to the excess of the price received from Lone Star over the price paid to MGNG with respect to the 81% of its natural gas requirement that it must purchase. Such "locked up" gross margins are, however, subject to the supply risk of MGNG, the credit risks of Lone Star and other contractual risks in the Lone Star Contract.

       The Castle Pipeline

       The Castle Pipeline is an intrastate pipeline system located in Rusk County, Texas, which gathers natural gas produced primarily from the Oak Hill Field located north of Henderson, Texas for delivery to Lone Star through ten different interconnects with a Lone Star pipeline in north Rusk County. The Castle Pipeline is the principal means by which Marketing delivers gas to Lone Star. Other sources of natural gas are accessible through interconnects with six other pipelines.

       The Castle Pipeline consists of 77 miles of pipeline with diameters ranging from two to six inches and six compressor stations. The Castle Pipeline has maximum allowable working pressures of 1040 pounds per square inch ("psi") to 1264 psi with the exception of a low pressure gathering system which has maximum allowable working pressure of 323 psi. The combined delivery capacities of the components are in excess of 90 million cubic feet per day. The actual deliveries made on the Castle Pipeline by Marketing during the periods shown were as follows:

                                        Twelve Months Ended September 30,
                                        ---------------------------------

                                    1993             1994              1995
                                    ----             ----              ----

MCF(1).......................     21,050,592       18,208,312        19,504,735
MCFPD(2).....................         57,673           49,886            53,438

----------
(1)  Thousand cubic feet
(2)  Average throughput per day in thousand cubic feet

                     OIL AND GAS EXPLORATION AND PRODUCTION

General

       The Company's oil and gas exploration and production business, conducted through Production and Castle Exploration Company, Inc. ("CECI"), a wholly-owned subsidiary, includes interests in approximately 450 producing oil and gas wells located in eight states. Until June 1993, the Company also administered a number of oil and gas partnerships.

Properties

       Proved Oil and Gas Reserves

       The following is a description of the Company's oil and gas reserves as of September 30, 1995. All estimates of reserves are based upon engineering evaluations prepared by Ryder Scott and Company and Huntley and Huntley, independent petroleum reservoir engineers, in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 1995 are as follows:

                                                                               Location of Reserves
                                                                      --------------------------------------------
                                                                       Texas        Other States (2)         Total
                                                                       -----        ----------------         -----

Net MCF (1) of gas:

   Proved developed producing.................................       14,402,122            6,774,647      21,176,769
   Proved developed non-producing.............................       10,002,036              356,074      10,358,110
   Proved undeveloped.........................................       22,287,080            2,746,260      25,033,340
                                                                     ----------            ---------      ----------
   Total......................................................       46,691,238            9,876,981      56,568,219
                                                                     ==========            =========      ==========
Net barrels of oil:

   Proved developed producing.................................           68,838              133,320         202,158
   Proved developed non-producing.............................           46,070                               46,070
   Proved undeveloped.........................................          102,652                              102,652
                                                                     ----------           ----------      ----------
   Total......................................................          217,560              133,320         350,880
                                                                     ==========           ==========      ==========

----------
(1)  Thousand cubic feet
(2) Alabama, California, Illinois, Louisiana, Mississippi, Oklahoma and Pennsylvania

        The Texas reserves were acquired on December 3, 1992 when Production acquired majority working interests in 100 producing oil and gas wells from ARCO.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for the three fiscal years ended September 30, 1995, including production from acquired properties since the date of acquisition.

                                      Fiscal Years Ended September 30,
                                      --------------------------------
                                  1995              1994             1993
                                  ----              ----             ----
Oil -- Bbls (barrels)..........      51,000            52,000           45,000
Gas -- MCF.....................   3,721,000         3,606,000        3,472,000

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

                                                                                   Fiscal Years Ended September 30,
                                                                                   --------------------------------
                                                                                   1993           1994           1995
                                                                                   ----           ----           ----
Average Sales Price per Barrel of Oil...................................           $17.69        $16.03         $15.59
Average Sales Price per MCF of Gas......................................          $  2.44       $  2.02        $  2.13
Average Production Cost per Equivalent MCF(1)...........................          $  0.71       $  0.67        $  0.59

----------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 1995. The wells and acreage owned by the Company and its subsidiaries are located in Alabama, California, Illinois, Louisiana, Mississippi, Oklahoma, Pennsylvania and Texas.

                                                         As of
                                                   September 30, 1995
                                               -------------------------
                                               Gross(2)          Net (3)
                                               --------          -------

Productive Wells:(1)

Gas Wells...............................         375               189
Oil Wells...............................          75                26

Acreage:

Developed Acreage.......................      81,142            33,801
Undeveloped Acreage.....................      10,534             9,217

----------

(1) A "productive well" is a producing well or a well capable of production. Sixty wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.

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

        Drilling Activity

        The table below sets forth for the three fiscal years ended September 30, 1995 the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition. The Company did not drill any exploratory wells during these periods.



                                                                  Fiscal Year Ended September 30,
                                                                  -------------------------------

                                                    1993                       1994                      1995
                                            ---------------------      ---------------------     ------------
                                            Productive        Dry      Productive        Dry     Productive         Dry
                                            ----------        ---      ----------        ---     ----------         ---

Developmental:
   Gross..................................        8            --            --         --             --          --
   Net....................................       0.48          --            --         --             --          --

Sale of Partnership Administration Business

        Until June 1993, the Company was in the business of oil and gas partnership administration. As a result of depressed oil and gas prices and tax legislation during the last nine years, the number of oil and gas partnerships in existence and the number of oil and gas partnerships being formed have decreased. These developments significantly limited the number of opportunities for the Company to obtain new sources of administrative revenue. Therefore, the Company discontinued its business of administration of oil and gas partnerships effective as of June 1993 and sold the business to a former officer of the Company who in November 1994 rejoined the Company as an officer.

                                    REFINING

       The Company, through its subsidiaries, owned and operated the Indian Refinery and the Powerine Refinery. The Refineries had combined refining (distillation) capacity of 135,500 (B/D).

Indian Refinery

        Overview

        The Company's subsidiary, IRLP, purchased the Indian Refinery in August 1989 and after an extensive refurbishment program, reopened it in November 1990. IRLP operated the Indian Refinery from November 1990 through September 1995. In September 1995, IRLP ceased operations and retired the refining assets of the Indian Refinery.

        The Indian Refinery is located on 834 acres of land in Lawrenceville, Illinois with a capacity of 86,000 B/D. The Refinery also has a terminalling facility located in Mt. Vernon, Indiana.

        On December 12, 1995, the Company and certain of its subsidiaries closed a Purchase and Sale Agreement with American Western whereby the Company sold substantially all of the operating assets, including land, of the Indian Refinery to American Western for $3 million cash and a $5 million note due upon the earlier of American Western's completion of its second stage financing or October 31, 1996. Concurrently, the Company sold certain precious metal catalyst to American Western for a $1.8 million note due February 11, 1996. The note repayment date was later extended to March 22, 1996. Further, as part of the sale, American Western assumed all environmental liabilities related to the Indian Refinery, all pension liabilities of IRLP, certain litigation between IRLP and Shell Canada (see Item 3), and a transportation commitment with Mobil Corp. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Powerine

        Overview

        The Company acquired the Powerine Refinery from MG in October 1993 by acquiring the stock of Powerine.

       The Powerine Refinery is located on 88 acres in Santa Fe Springs, California and has a capacity of 49,500 B/D. In addition, Powerine owned a terminal in Phoenix, Arizona and leased a terminal in Long Beach, California.

        The Powerine Refinery was shut down in early July 1995 after several attempts to sell the Powerine Refinery failed. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen for $3 million cash and a note in the principal amount of $19.76 million, which is due in three installments on April

30, June 30 and September 30, 1996. The note bears interest at 10% and is secured by the assets sold to Kenyen. Powerine retained the terminals, water rights, emissions trading credits and certain other assets. In addition, Powerine retained all on-site and off-site environmental liabilities and was responsible for clean up of the land once the assets sold were removed.

       On January 16, 1996, Powerine merged into a subsidiary of EMC. For tax purposes the transaction is accounted for as the sale of substantially all of Powerine's assets for $1 million cash and the assumption of all Powerine's liabilities, including its environmental liabilities. As a result of the transactions with Kenyen and EMC, the Company has disposed of all of its interests in Powerine.

                                   REGULATIONS

        Since the Company has disposed of its refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the natural gas marketing and transmission and oil and gas exploration and production operations of the Company are subject to a number of local, state and federal environmental laws and regulations. To date, compliance with such regulations by the Company's natural gas marketing and transmission and exploration and production segments has not resulted in material expenditures.

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

        The Company's activities in connection with the operation of pipelines and other facilities for transporting natural gas are subject to environmental regulation by federal and state authorities, including the United States Environmental Protection Agency (the "USEPA"), the Texas Air Control Board (the "TACB"), the Texas Water Commission (the "TWC") and the Railroad Commission. Compliance with regulations promulgated by these various governmental authorities increases the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water, air and land pollution and control measures. The Company believes it is currently in material compliance with the measures set forth by the USEPA, the TACB, the TWC and the Railroad Commission.

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

                         EMPLOYEES AND OFFICE FACILITIES

        As of February 29, 1996, the Company, through its subsidiaries, employed approximately 25 personnel.

The Company owns certain office facilities as follows:

Office Location                        Function
---------------                        --------

Henderson, TX          Oil and Gas Exploration and Production Office
Henderson, TX          Natural Gas Pipeline and Marketing Office

The Company also leases certain offices as follows:

Office Location                         Function
---------------                         --------

Radnor, PA             Corporate Headquarters
Mt. Pleasant, PA       Oil and Gas Production Office
Pittsburgh, PA         Drilling and Exploration Office
Tulsa, OK              Oil and Gas Production Office
Calgary, Canada        Marketing Office

ITEM 3. LEGAL PROCEEDINGS

Environmental Liabilities - Refining

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing.

        In July 1995 operations of the Company's Powerine Refinery ceased. On September 29, 1995, Powerine sold substantially all the assets of the Powerine Refinery to Kenyen. Kenyen has advised the Company that it plans to dismantle the Powerine Refinery and ship it to India. In conjunction with that sale, Kenyen assumed liability for asbestos abatement and sludge removal. Substantially all of the remaining assets of Powerine were acquired by EMC for $1 million cash and the assumption of substantially all of Powerine's liabilities, including all of its environmental liabilities. At September 30, 1995, Powerine had a $23.6 million reserve for environmental liabilities. The reserve did not change significantly through January 16, 1996, the date of Powerine's transaction with EMC.

        In September 1995, operations ceased at the Company's other refinery, the Indian Refinery. On December 12, 1995, IRLP sold the Indian Refinery to American Western for $8 million. In addition, American Western assumed all environmental liabilities related to the Indian Refinery. IRLP's management estimated the gross amount of such environmental liabilities to be approximately $12.5 million. Because the Company has terminated and discontinued its refining operations and as a result of the transactions with EMC and American Western, the discontinued net refining assets, including environmental liabilities, have been reflected in the September 30, 1995 consolidated balance sheet at estimated realizable value.

        Although the environmental liabilities related to both of the Company's refineries have been assumed by others, there can be no assurance that the Company or one of its subsidiaries will not be sued for matters related to environmental liabilities of the refineries. All three of the companies to which the refining assets and refining subsidiary stock were sold are thinly capitalized and without significant financial resources. Two are currently seeking to raise financing for restarting a refinery or for payment of notes related to the purchase of one refinery. If any of these companies fails in such endeavors and cannot pay such notes or environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) would be a party in related legal actions. Although the Company does not believe it has any liability with respect to such environmental liabilities, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility and fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would incur substantial legal fees and experience the diversion of management resources from other operations.

General

        MGNG

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MGNG and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1.2 million of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $1.356 million plus interest under the Swap Agreement. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim, expects to prevail and expects to recover its $707,000 receivable.

        Stockholder Litigation

       In January 1994, the Company was served with one complaint filed in the United States District Court for the Central District of California (the "District Court") and five complaints filed in the United States District Court for the Eastern District of Pennsylvania, each of which alleged certain violations of federal securities laws relating to developments regarding MG and its affiliates. The lawsuit filed in California, entitled Leslie Susser and Robert Susser v. Castle Energy Corporation, et. al., and the lawsuits filed in Philadelphia, which were consolidated as a single action under the title In re

Castle Energy Corp. Securities Litigation (the "Pennsylvania Action"), were filed as class action complaints on behalf of either all persons who purchased the Company's Common Stock in its November 1993 public offering or all persons who purchased the Company's Common Stock during various periods from February 3, 1993 through January 14, 1994. The complaints sought unquantified damages and other relief from the Company, MG and certain of the Company's officers and directors. On June 7, 1994, the Judicial Panel on Multidistrict Litigation ordered the Pennsylvania Action to be transferred to the District Court for coordinated or consolidated pre-trial procedures under the caption In re Castle Energy Corporation Securities Litigation (the "Stockholder Litigation"). The District Court certified a class of persons who purchased the Company's Stock during the period from February 3, 1993 through and including January 14, 1994.

        In October 1994, the parties reached a settlement of the claims in the Stockholder Litigation, including certain added derivative claims. On December 6, 1994, after notice to class members and the Company's stockholders, the District Court entered an order approving the settlement (the "Settlement Order"), including approval of: (i) a payment to the plaintiff class and its attorneys of $15 million, of which the Company's portion will not exceed $500,000 after contribution by MG and application of insurance proceeds; and
(ii) the MG Settlement as fair and reasonable to the Company and its stockholders. On the same date the District Court issued orders dismissing the Stockholder Litigation (including the Pennsylvania Action) with prejudice. No appeals were filed challenging the Settlement Order and, accordingly, the order became final on January 5, 1995.

        On December 11, 1995, the Company received a $2.725 million refund from the payment to the plaintiff class, representing unclaimed funds that were to revert to the Company pursuant to the Settlement Order. Approximately $2.275 million was paid to class members and the remaining $10 million to attorneys.

        Securities and Exchange Commission Investigation

        On April 17, 1994, the Securities and Exchange Commission (the "SEC") entered an Order of Investigation relating to the Company's November 1993 public offering. Subsequently, the Company received a document subpoena, pursuant to which the Company has produced documents to the SEC. On May 31, 1994, the Company's former general counsel met informally with the SEC staff at the Philadelphia District office. The SEC has taken testimony from certain current and former directors of the Company. To date, the Company has not been informed by the investigators of any claims of wrongdoing against the Company or its directors and officers.

        Grand Jury Investigation, New York County

        On February 2, 1994, the Company received a subpoena for documents from a grand jury in New York County, New York. The requested documents appear to relate to the Company's 1993 public offering and MG's alleged financial difficulties. The Company has produced documents pursuant to that subpoena. On March 25, 1994, the Company's former general counsel and the Company's New York counsel met informally with Assistant District Attorneys of New York County to discuss the investigation. Other parties or their attorneys, including MG, have also spoken with the Assistant District Attorneys. To date, the Company has not been informed by the investigators of any claims of wrongdoing against the Company or its directors and officers.

        Mechanics Liens - IRLP

        A total of approximately $3.7 million of mechanics liens has been filed by vendors against IRLP. Of this amount, approximately $2.0 million has been settled by IRLP using proceeds from the $3 million cash payment from American Western. IRLP anticipates paying the remaining amount with the proceeds of the American Western note (see footnote 3 to the consolidated financial statements included in Item 8).

        Powerine Arbitration

        On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MGTFC, including $10.8 million of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

        a. MG released Powerine from all liens and claims.

        b. MG loaned the Company $10 million.

        c. Powerine transferred its claim with respect to the Disputed Amount to the Company.

        d. The claim with respect to the Disputed Amount was agreed to be submitted to binding arbitration (the "Powerine Arbitration").

        e. MG can offset the $10 million loan to the Company against the $10 million note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

         The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled and MG will still owe the Company its $10 million note (due October 14, 1997). If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note from MG will be discharged. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note.

        On September 8, 1995, the Company filed its Statement of Claim and Memorandum. On December 6, 1995, MG filed its Notice of Defense and Response to Claimant's Statement of Claim and Memorandum. The Company filed its reply brief on February 14, 1996 and the parties are proceeding with discovery as to the amount of damages.

        In January 1996, MG did not pay interest on the $10,000,000 note, when such interest was due. As a result, the entire note is due to be paid to the escrow account for the Powerine Arbitration. The Company has demanded that MG pay the entire note.

          Long-Term Supply Agreement

          In 1993, IRLP entered into a Long-Term Supply Agreement (the "LTSA") with Shell Canada Limited and Salmon Resources Ltd. (collectively "Shell") for the supply of Caroline Condensate feedstock to the Indian Refinery. MGRM agreed to be the alternate purchaser under the LTSA in the event IRLP should fail to perform. On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP and MGRM (the "Shell Litigation"). The complaint alleged that MGRM failed to provide Shell with adequate assurances, pursuant to a request under the Illinois Commercial Code, concerning its role as "alternate purchaser" under the LTSA, and that as a result, MGRM repudiated the LTSA pursuant to provisions of the Illinois Commercial Code. The complaint further alleged that the LTSA should be terminated because its purpose has been frustrated and the performance has become impossible.

         On October 2, 1995, Shell unilaterally terminated its performance under the LTSA and ceased delivering Caroline Condensate to the Indian Refinery. On January 16, 1996, Shell filed an amended complaint, which adds a claim for $10,000,000 in damages based upon alleged undercharges and other breaches of the LTSA. Management believes the claim of Shell is without merit.

          On December 12, 1995, IRLP sold the Indian Refinery to American Western. As part of the sale, American Western assumed all liabilities and expenses associated with the LTSA litigation. It is currently pursuing this litigation against Shell.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 1995.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Market

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX".

Stock Price and Dividend Information

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 1995.


                                                                       1994                             1995
                                                             -------------------------           -------------------
                                                                High            Low              High            Low

First Quarter (December 31)..................................    $25.00         $11.00            $16.00        $11.25
Second Quarter (March 31)....................................     14.50           7.25             14.25          8.00
Third Quarter (June 30)......................................     15.00           9.75             10.75          7.00
Fourth Quarter (September 30)................................     19.00          11.50             11.00          8.00

        The final sale of the Company's Common Stock as reported by the NNM on February 29, 1996 was $7.875.

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

Approximate Number of Holders of Common Stock

        As of February 29, 1996, the Company's Common Stock was held by approximately 2,000 stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        During the Company's five fiscal years ended September 30, 1995, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In August 1989, the Company acquired the Indian Refinery. From April 1990 until November 1990, the Company performed refurbishment work on the Indian Refinery and recommenced operations in November 1990. In February 1992, the Company entered into a product offtake agreement with MGR&M ("Indian Offtake Agreement") which was restructured and extended in May 1993. In December 1992, the Company acquired certain assets from ARCO. In June 1993, the Company sold its business of administration of oil and gas partnerships. In October 1993, the Company acquired the Powerine Refinery. During 1995, the Company reached a settlement with MG and its affiliates which would affect the results of operations for all future periods. In September 1995, the Company discontinued its refining operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition" and Note 3 to the Company's Consolidated Financial Statements included in Item 8, to this Form 10-K.

        The following selected financial data has been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 1995 and all such income statement information has been reclassified to give effect to the discontinuance of the refining operations. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8. Financial Statements and Financial Statement Schedules and Item 7. "Management's Discussion and Analysis of Financial Condition."

                                                                          For the Fiscal Years Ended September 30,
                                                                          ----------------------------------------
                                                                          (in Thousands, except per share amounts)
                                                                 1995            1994           1993           1992           1991
                                                                 ----            ----           ----           ----           ----
Revenues:
    Natural gas marketing and transmission................     $70,402         $61,259        $ 56,676             -              -
    Exploration and production............................       9,197           8,552          10,124      $  5,165        $ 7,709
Gross Margin:
    Natural gas marketing and transmission................      30,242          24,199          22,200             -              -
    Exploration and production............................       6,831           5,923           7,469         3,372          5,379
Earnings (loss) before interest, taxes, depreciation, and
 amortization:
    Natural gas marketing and transmission................      28,252          22,003          20,361             -              -
    Exploration and production............................       5,761           4,494           5,940         2,181          4,189
Corporate general and administrative expenses.............      (4,995)         (5,499)         (2,191)       (1,706)        (1,707)
Depreciation, depletion and amortization..................     (14,155)        (13,452)        (12,191)       (1,453)        (1,499)
Interest expense..........................................      (4,046)         (9,233)         (9,117)       (2,919)        (3,155)
Interest income and other income (expense)................         966             950              85         (476)            380
                                                            ----------     -----------    ------------   -----------     ----------
Income (loss) from continuing operations before
    income taxes and cumulative effect of a change in
    accounting............................................      11,783           (737)           2,887       (4,373)        (1,792)
Provision for (benefit of) income taxes related to
    continuing operations.................................      37,823        (17,077)        (44,081)            81           (17)
                                                            ----------     -----------    ------------   -----------     ----------
Income (loss) from continuing operations                       (26,040)         16,340          46,968        (4,454)        (1,775)
Income (loss) from discontinued refining operations
    net of applicable income taxes........................      40,937          22,577          12,355       (47,815)       (97,309)
                                                            ----------     -----------    ------------   -----------     ----------
Income (loss) before cumulative effect of a change in
    accounting principle..................................      14,897          38,917          59,323       (52,269)       (99,084)
Cumulative effect on prior years of change in
    accounting principle - adoption of FAS 109............                                       8,514
                                                            ----------     -----------    ------------   -----------     ----------
Net income (loss).........................................     $14,897         $38,917         $67,837      ($52,269)      ($99,084)
                                                            ==========     ===========    ============   ===========     ==========
Net income (loss) per share (fully diluted):
    Continuing operations.................................  ($    3.84)      $    1.44       $    6.20     ($   0.35)    ($    0.19)
    Discontinued operations...............................        6.04            1.99            1.64         (3.76)        (10.41)
    Cumulative effect of a change in accounting...........                                        1.12
                                                            ----------     -----------    ------------   -----------     ----------
                                                             $    2.20       $    3.43       $    8.96     ($   4.11)    ($   10.60)
                                                            ==========     ===========    ============   ===========     ==========


                                                      (continued on next page)


                                                                                        September 30,
                                                                          ----------------------------------------
                                                                                       (in Thousands)
                                                                 1995            1994           1993           1992           1991
                                                                 ----            ----           ----           ----           ----

Balance Sheet Data (at end of Period):

   Working capital (deficit)..............................    ($12,474)     ($  22,769)     ($  47,462)    $   6,451      ($ 88,952)
   Property, plant and equipment, net, including oil
      and gas properties..................................      40,406         339,876         150,299        85,420         82,818
   Total assets...........................................     116,904         646,491         392,738       167,873        110,732
   Long-term debt, including current maturities...........      35,946         394,123         199,020       202,860        127,364
   Stockholders' equity (deficit).........................      41,637          37,920          (9,387)      (89,124)       (37,749)




                                                 (continued from previous page)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Until August 1989, the Company was involved in only one segment of the petroleum industry - oil and gas exploration and production, including the administration of related oil and gas partnerships. At that time the Company made a material investment in the refining segment of the petroleum industry by acquiring the Indian Refinery in August 1989. The Indian Refinery commenced operation in November 1990 and, as a result, refining operations first impacted the Company in the fiscal year ended September 30, 1991. On December 3, 1992, the Company acquired from ARCO the Lone Star Contract, a 77-mile intrastate gas pipeline located in Rusk County, Texas and majority working interests in 100 producing oil and gas wells for an aggregate purchase price of approximately $103.7 million including liabilities assumed and transaction costs. As a result of this acquisition, the Company entered a third segment of the oil and gas business - natural gas transmission and marketing.

        In June 1993, the Company sold its business of administration of oil and gas partnerships to a former officer of the Company. The former officer rejoined the Company in November 1994. Nevertheless, through its ownership of non-partnership oil and gas properties, including those acquired from ARCO, the Company remained active in the oil and gas exploration and production segment of the oil and gas business.

        As of October 1, 1993, the Company acquired Powerine, which owned a 49,500 B/D refinery in Santa Fe Springs, California. The results of operations of Powerine are included in the refining segment commencing October 1, 1993. The acquisition of Powerine increased the dominance of refining in the Company's consolidated operations.

        Most of the Company's acquisitions were financed by MG, which was also the principal shareholder of the Company until September 1994. Many of the Company's transactions were with MG or its subsidiaries (see footnote 21 to the consolidated financial statements included in this Form 10-K). In December 1993, the financial press reported that MG AG and MG had incurred substantial losses related to hedging activities. Thereafter, MG sought to restructure or terminate its relationships with the Company and its subsidiaries. In August 1994, the Company entered into the MG Settlement. The MG Settlement closed on October 14, 1994 (see footnote 3 to the consolidated financial statements included in this Form 10-K). As a result of the MG Settlement, the Company realized a $391 million gain and MG returned to the Company all of the Company's stock that it owned.

         The Company began to explore its options for dealing with its refining operations before and during the negotiation of the MG Settlement. The Company considered a number of alternatives, ranging from continuing refining operations on substantially the same basis as prior to the MG Settlement, but obtaining new working capital financing and a new customer base, to selling or closing the refineries. The Company believed, however, that it would need to raise substantial new equity for the payment of its income taxes, in addition to raising the working capital financing for the refineries, if it decided to continue refinery operations. Further, continuing the refinery operations would require the Company to add significant marketing personnel, expertise and expense. On the other hand, closing the refineries would result in substantial shut-down costs, including severance obligations to employees and potential environmental clean-up costs, although it would allow the Company to write-off the costs of its refineries to substantially reduce its taxes. Based upon these factors, the Company sought to sell its refining operations. As of December 31, 1994, the Company had written down its refining assets to their estimated net realizable values and booked accruals for anticipated closing costs. The first quarter impairment reserve of $345,008,000 was revised in the third and fourth quarters based on changes in facts and circumstances. For the year ended September 30, 1995, the Company recorded impairment reserves of $323,078,000.

        During the period October 14, 1994 to September 30, 1995, the Company sought to sell both Refineries. An initial attempt to sell both refineries and then additional attempts to sell one refinery to management failed because of the lack of financing and market conditions. The Company believes that the filing of a lawsuit by Shell Canada Limited ("Shell") against IRLP during financing negotiations contributed to this failure (see Item 3 to this Form 10-K). (Liabilities, if any, resulting from the lawsuit were later assumed by American Western.) During the spring, summer and fall of 1995, the Company sought to sell the refineries separately. Although several agreements were negotiated, the potential purchasers were not able to raise the financing required. In September 1995 an effort to sell the Indian Refinery to CORE Refining Corporation, a company formed by William Sudhaus, an executive officer and director of the Company ("CORE"), failed when CORE's investment banker failed to perform in raising a substantial amount of debt. As a result of continued failure to sell the refineries, the Company caused operations at each refinery to cease. Operations at the Powerine Refinery ceased in July 1995 and operations at the Indian Refinery ceased in September 1995.

        On September 29, 1995, the Company sold the Powerine Refinery to Kenyen. Kenyen has advised the Company that it plans to dismantle the refinery and ship it to India. On January 16, 1996, Powerine merged into a subsidiary of EMC. As a result of the transactions with Kenyen and EMC, the Company no longer owns any interest in Powerine.

        On September 30, 1995, the Indian Refinery ceased operations and retired its assets. On December 12, 1995, IRLP sold the Indian Refinery to American Western, a wholly-owned subsidiary of Gadgil for $8 million. $3 million was paid in cash; the remaining $5 million (represented by a note) is payable the earlier of a) Gadgil's raising of financing to restart the Refinery b) October 31, 1996. The note is secured by the refining plant. In addition, American Western assumed certain liabilities of IRLP, including all environmental liabilities. IRLP, however, remained responsible for liabilities not assumed by American Western - primarily trade payables. IRLP intends to use the $5 million note proceeds to pay the trade payables.

        As a result of the sales to Kenyen, EMC and American Western, the Company has divested its refining operations. Nevertheless, should Kenyen, EMC, and/or American Western fail in their efforts with respect to the refineries they purchased or to pay notes due to the Company, it is possible that the Company and/or its subsidiaries could be included in efforts by vendors to collect trade payables and/or by environmental authorities in efforts to pursue environmental claims. All of the aforementioned entities have limited capital.

        See footnote 3 to the consolidated statements for further information concerning the disposition of the refineries.

        As a result of the foregoing, the Company discontinued its refining operations by September 30, 1995 and such refining operations are accounted for currently and retroactively as discontinued operations. Accordingly, discussion of results of operations has been confined to results of continuing operations - exploration and production and natural gas marketing and transmission.

RESULTS OF OPERATIONS

                               ($ "000's" Omitted)
--------------------------------------------------------------------------------
Fiscal 1995 vs Fiscal 1994

        Revenues

        Gas sales from natural gas marketing increased $9,174 or 15% from fiscal 1994 to fiscal 1995. Under the Company's long-term gas sale contract with Lone Star, the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal year. Lone Star deliveries and sales for 1995 approximated those which would have occurred if daily takes under the Lone Star Contract had been fixed and equal. Except for $84, all fiscal 1995 sales by the natural gas marketing and transmission segment were to Lone Star.

        The Lone Star Contract provides for a 8.6% reduction in annual deliveries commencing February 1, 1996. Assuming average monthly deliveries for the contract year ended January 31, 1997, this would result in a decrease in gas sales of approximately $4,007 in fiscal 1996. For the Company, the required gas volume decreases another 1.5% for the contract year beginning February 1, 1997 and remains constant thereafter. As a result , the Company expects average sales under the Lone Star Contract to be 8.6% - 10% less in each of the two fiscal years ending September 30, 1998 when compared to fiscal 1995.

        Exploration and production revenues increased $645 or 7.5% from fiscal 1994. The increase is primarily attributable to increased gas prices. Production for fiscal 1994 consisted of 3,918,000 equivalent mcf (consisting of 52,000 barrels of crude and 3,606,000 mcf of gas) versus 4,027,000 equivalent mcf

(consisting of 51,000 barrels of crude and 3,721,000 mcf of gas) for fiscal 1995. The net increase in equivalent mcf was 109,000 equivalent mcf or 2.8%. Average gas prices increased $.11 per mcf or 5.4% from $2.02 in fiscal 1994 to $2.13 in fiscal 1995. The increase in production consisted of two factors: an increase resulting from the purchase of the production payment from ARCO in October 1994 (see footnote 4 to the consolidated financial statements) offset by a similar decline in production from the Company's other depleting wells. With the exception of the ARCO production payment purchase, only $199 was invested in oil and gas properties in fiscal 1995.

        Expenses

        Gas purchases increased $3,131 or 8.5% from fiscal 1994. In fiscal 1994 gas purchases constituted 60.5% of gas sales versus 57% of gas sales in fiscal 1995. The decrease in the gas purchase cost percentage is primarily attributable to the elimination of deferred gas purchase cost. In fiscal 1994, a deferred gas purchase cost of $2,400 was included in gas purchase cost. This cost represented additional deferred gas purchase costs that the Company expected to pay after the GECC Loan was repaid. As a result of the MG Settlement on October 14, 1994 the deferred gas purchase obligation was discharged and did not apply to most of fiscal 1995.

        Operating costs of the natural gas transmission segment increased $69 or 6.1% from 1994 to 1995. This increase consists primarily of wage increases given to pipeline personnel.

        General and administrative expenses applicable to natural gas marketing and transmission decreased $306 or 28.1% from fiscal 1994 to fiscal 1995. The decrease occurred primarily because of a decrease in insurance and legal costs.

        Operating (oil and gas production) expenses in the exploration and production segment decreased $263 or 10% from fiscal 1994 to fiscal 1995. The decrease results primarily from decreased operating costs applicable to non-operated wells and significantly decreased property taxes.

        General and administrative costs applicable to exploration and production decreased $359 or 25.1% from 1994 to 1995. The decrease results primarily from decreased insurance expense, administrative fees and legal costs.

        Interest expense decreased $5,187 or 56.2% from fiscal 1994 to fiscal 1995. The decrease results entirely from the decrease in the GECC Loan and the discharge of a $9.5 million subordinated loan due to MGTFC on October 14, 1994 as part of the MG Settlement.

        The tax provision allocation applicable to continuing operations has been determined pursuant to "Financial Accounting Standards Number 109 - Accounting for Income Taxes" ("FAS 109"). The management of the Company believes that the intraperiod tax provision allocation between continuing and discontinued operations is misleading because the tax rate applicable to continuing operations does not approximate the tax rate expected by the Company in future years.

Fiscal 1994 vs Fiscal 1993

        Revenues

        Revenues from natural gas marketing increased by $4,583 or 8.1% for the year ended September 30, 1994, principally as a result of the Company's acquisition of the Lone Star Contract from ARCO on December 3, 1992. The increased sales for the additional two months in fiscal 1994 were slightly offset by decreased average daily quantities sold to Lone Star during the year ended September 30, 1994. The average daily takes of gas under the Lone Star Contract decreased 14% in 1994. The decrease in daily takes is attributable to small decreases in the annual contractual volumes under the Lone Star Contract and seasonal requirements of Lone Star within a contract year.

        Exploration and production revenues decreased $1,572 or 15.5% for the year ended September 30, 1994 as compared to the prior year primarily as a result of the June 30, 1993 sale of certain exploration and production properties, as well as the general depletion of other Company wells. Furthermore, the Company drilled no new wells in fiscal 1994 and made minimal capital investments to enhance existing production. This was partially offset by the addition of 100 working oil and gas wells on December 3, 1992.

        Operating Income and Expenses

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

        Other Expenses

        Interest expense increased $116 or 1.3% from fiscal 1993. The net increase is the result of two offsetting factors. Interest expense decreased because the loan principal of the GECC Loan and a subordinated loan to MGTFC decreased in 1994. Interest expense increased in 1994 because the loans, which were used to finance the acquisition of the ARCO assets, were not made until December 1992 hence such loans were outstanding for less than a whole year in fiscal 1993.

        Income Taxes

        The Company allocated the 1994 tax provision between continuing and discontinued operations retroactively pursuant to FAS 109. The Company believes such allocation is misleading for the reason noted above.

Fiscal 1993 vs Fiscal 1992

        Revenues

        Revenues from natural gas marketing to Lone Star aggregated approximately $56,600 for the period from December 3, 1992, the date the natural gas marketing assets were acquired, to September 30, 1993. Lone Star's gas purchases in the ten month period ending September 30, 1993 approximated 66.3% of the contract volume required to be taken by Lone Star for the contract year ended January 31, 1994.

        Exploration and production revenues during fiscal 1993 increased approximately $5,000, or 96%, because of the production related to the purchase of majority working interests in 100 producing oil and gas wells from ARCO on December 3, 1992. If the producing wells had not been acquired, exploration and production revenues would have decreased approximately $1,400.


        Operating Income and Expenses

        Natural gas marketing had operating income of approximately $10,900 for the fiscal year 1993. Such operating income was derived from ten months of operations.

         Operating income of exploration and production was approximately $3,200 for the fiscal year ended September 30, 1993 compared to operating income of $700 for fiscal year 1992. This increase is due to the addition of majority working interests in 100 wells on December 3, 1992.

        Income Taxes

        The Company allocated the 1993 provision between continuing and discontinued operations retroactively pursuant to FAS 109. The Company believes such allocation is misleading for the reason noted above.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1995

         Subsequent to September 30, 1995, the Company sold the Indian Refinery to American Western, the Powerine Refinery to Kenyen, and merged Powerine into a subsidiary of EMC. As a result its financial condition changed significantly. The discussion of liquidity and capital resources is, accordingly, focused on the Company's financial condition as of February 29, 1996.

        As of February 29, 1996

        As noted previously, the Company completed the following material transactions between September 30, 1995 and February 29, 1996:

        a. IRLP sold the Indian Refinery to American Western on December 12, 1995 for $8,000. In addition, American Western assumed all of IRLP's environmental liabilities.

        b. On January 16, 1996, Powerine merged into a subsidiary of EMC.

        As a result of the American Western, Kenyen and EMC transactions, the Company had disposed of all of its refining assets. In the case of the Indian Refinery the purchaser also assumed all pension and environmental liabilities of IRLP. Nevertheless, IRLP remains liable for vendor payables, unpaid severance costs and other accrued costs which approximate $7,150 million at February 29, 1996. IRLP anticipates settling these liabilities with the proceeds of the American Western note. In addition, the Company is liable for any shortfall in the liquidation of a revolving credit facility of IRLP with a major financial institution ("Bankers Trust Replacement Credit Facility") by virtue of pledging its exploration and production collateral. At February 29, 1996, the amount due to Bankers Trust was $4,540. Most of the inventory collateral securing the Replacement Credit Facility has been liquidated but approximately $800 of receivables and $1,803 from the sale of platinum to American Western remain to be collected. As a result, the Company expects the shortfall to approximate $2,000.

        In the case of Powerine all of Powerine's liabilities, including all environmental liabilities, have been assumed as a result of the EMC transaction. Powerine's refining assets were previously sold to Kenyen. A description of both transactions is found in footnote 3 to the consolidated financial statements.

        As a result of the foregoing, the Company's expected cash obligations and cash resources from March 1, 1996 to September 30, 1996, the Company's next fiscal year end, are as follows:



                                                                      Dedicated
                                                                          to
                                                                      GECC Loan           Not Dedicated            Total
                                                                      ---------           -------------            -----

Cash Resources:

  Cash on hand............................................                                     $2,000          $  2,000
   Cash flow - natural gas marketing......................             $12,450                                   12,450
   Cash flow - exploration and production.................               2,625                  1,750             4,375
   Interest - MG Note and other...........................                                      1,000             1,000
                                                                      --------                -------         ---------
                                                                        15,075                  4,750            19,825
                                                                      --------                -------          --------

Cash Obligations:-

   Repayment of long-term debt:
        GECC Loan.........................................              15,075 (1)                               15,075
        Loan from former stockholder......................                                      1,250             1,250
        Loan from stockholder.............................                                        125               125
   Repayment of Replacement Credit Facility shortfall.....                                      2,000             2,000
   Repayment of officer severance and other
        obligations related to discontinued refining
        operations........................................                                      2,500             2,500
        Corporate general and administrative expenses.....                                      1,750             1,750
                                                                       -------                -------          --------
                                                                        15,075                  7,625            22,700
                                                                       -------                -------           -------
Excess Cash (Obligations).................................                  --                ($2,875)         ($ 2,875)
                                                                       =======                =======           =======

(1) The required repayment of the GECC Loan is $6,706 but all cash flow, including amounts in excess of $6,706 are dedicated to repayment. The GECC Loan had been reduced to $22,109 by February 29, 1996 and the Company expects complete repayment not later than January 31, 1997.

         Although the Company has reduced the GECC Loan approximately $12,000 below the minimum required principal, essentially all cash flow from the oil and gas wells, pipeline and gas contracts purchased from ARCO are dedicated to the GECC Loan and cannot be used for other purposes. As a result the Company faces a $2,875 cash flow shortfall. Accordingly, on March 14, 1996, the Company entered into a $3,800 credit commitment with a financial institution. Funds borrowed will be secured by the Company's exploration and production assets. Such financing allows the Company to meet the projected deficit of $2,875 until the GECC Loan is repaid. Such repayment is expected in January 1997. At such time, the Company would receive the cash flow now dedicated to repayment of the GECC Loan - approximately $24,000 annually. The Company anticipates closing the new credit facility by April 1, 1996. If, for any reason, the Company is unable to close the new credit facility, the Company believes that it could raise the required capital by obtaining a $5,000 credit facility with another financial institution based upon its exploration and production collateral or by selling certain of its exploration and production assets - if needed. The Company also believes that it could obtain financing by selling its Lone Star Contract or borrowing from an energy lender based upon the remaining value in such contract.

        Although the Company anticipates that it will be able to obtain financing based upon the fair market value of its gas contracts and exploration and production assets, there can be no assurance that such financing will be obtained or that it will be obtained in a timely manner. Furthermore, although the Company has exited the refining business, it is still subject to certain material risks related to the refinery segment as follows:

        a. Kenyen, American Western and EMC are all small, thinly capitalized companies. If any or all of them fail in their endeavors to restart or transport either of the refineries, interested parties could seek redress from the Company for vendor or environmental liabilities. In the past government and other plaintiffs have often named the most financially capable parties in such cases regardless of the existence or extent of actual liability. Although the Company's management does not believe the Company would ultimately be held liable, there can be no assurance such will be the case. Even if the Company were to prevail in such litigation, the related legal costs and distraction of the Company's management resources from continuing operations could be significant.

        b. In the case of the Indian Refinery transaction, IRLP remains responsible for its liabilities to the extent such liabilities were not assumed by the purchaser, American Western. Such liabilities are approximately $7,150 at February 29, 1996. If American Western does not pay the $5,000 note, IRLP's only recourse is to foreclose on its collateral, the Indian Refinery. It would then have to sell the Refinery in order to use the proceeds to pay vendors. In fiscal 1995, the Company was unable to sell the Indian Refinery. Moreover, claims by environmental authorities could also be made and could supersede those of vendors. If such were the case, the Company could decide to put IRLP into a liquidation proceeding. Although the Company does not expect any additional significant cash outlays for the Indian Refinery and believes such outlays would not legally be required, attempts may be made to impose such liabilities on the Company.

        On March 5, 1996, the Company engaged an investment banking firm to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor. The alternatives that may be recommended include the sale of assets, the sale of the Company, a merger with or joint venture with another Company or other restructuring measures. If such is the case, future operations of the Company may be different from that herein contemplated.

INFLATION AND CHANGING PRICES

        Natural Gas Marketing and Transmission

        The Company's gas sales contract with Lone Star is essentially a fixed price contract. It continues through May 1999. The Company's gas supply contract is also a fixed price contract. The result is that the Company's gross margin is essentially "locked in" and does not increase with inflation. Although there are some operating costs applicable to the natural gas marketing and pipeline transmission segment, which tend to increase with inflation, they are minor and inflation of such costs without concomitant inflation in revenues does not significantly impact operating profits.

        Exploration and Production

        Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

        General

        Since the Company currently has virtually no variable rate debt, it is not sensitive to fluctuations in interest rates.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has released several pronouncements that are not effective until future years. The Company believes that such pronouncements, when effective, will not materially affect the Company's financial condition or results of operations.

RISK FACTORS

        The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this section of Item 7 to this Form 10-K to do so. The Company cautions readers that the following important risk factors could affect the Company's future results of operations and financial condition and could cause the Company's actual future results of operations and financial condition to differ materially from those expressed in forward looking statements made by or on behalf of the Company.

        Refinery Matters

        Although the Company has disposed of its two refineries, the Company's future results of operations and cash flow could be adversely affected by liabilities related to such refineries if the purchasers are unable to satisfy such liabilities as discussed above. In addition, one purchaser is obligated to the Company for an aggregate of $6,803 in notes, which may not be paid if such purchaser is unable to raise financing to restart the refineries. See "Liquidity and Capital Resources," above and Item 1 - "Business and Properties - Refining" and Item 3. "Legal Proceedings."

        Supply Risk - MGNG Supply Contract

        Approximately 84% of the gas delivered to Lone Star pursuant to the Lone Star Contract is provided by MGNG. The Lone Star Contract expires on May 31, 1999. MGNG is a wholly-owned subsidiary of MG, which, in turn, is indirectly owned by MG AG. If spot gas prices increase significantly and MGNG has not hedged its future commitment to supply gas to the Company or if MGNG experiences financial problems, MGNG may be unable to meet its gas supply commitments to the Company. If MGNG does not fulfill its gas supply commitment to the Company, the Company may not be able to fulfill its gas delivery commitment to Lone Star which would adversely impact the Company's results of operations and cash flow. Under such circumstances the Company may not be able to recover lost profits and cash flow from MGNG despite provisions providing for such recovery.

        Credit Risk - Lone Star

        At the current time, virtually all of the Company's gas marketing volumes and approximately 69% of the Company's own gas production is sold to a single customer, Lone Star, under a long-term gas sales contract which terminates on May 31, 1999. Although Lone Star has paid for all gas purchased when such payments were due, any inability of Lone Star to continue to pay for gas purchased would adversely affect the Company.

        Drilling Risk

        After obtaining the requisite financing, the Company anticipates spending as much as $25,000 during the next three years to drill new wells primarily on acreage acquired from ARCO. Drilling is inherently risky and there can be no assurance that any wells drilled will be economically viable or enable the Company to recover the costs of drilling. If the initial wells drilled by the Company do not find the reserves expected, the Company may not drill additional wells and the revenues and cash flow expected from such drilling may never materialize.

        Public Market for the Company's Stock

        Although there presently exists a market for the Company's stock, such market is volatile. In addition, the Company's earnings history is sporadic and the Company has not paid dividends since 1989. Although the Company believes that its earnings and cash flow will be more predictable in the future, there can be no assurance that such will be the case. Such volatility may adversely effect the market price and liquidity of the Company's common stock. In addition, there are presently, to the Company's knowledge, several brokerage firms making a market in the Company's common stock. Any cessation of such market making activities by such brokerage firms could adversely affect the market for the Company's common stock.

        Operational Consideration

        The Company's operations are subject to the risks inherent in the pipeline and oil and gas industries, including the risks of fire, explosion, pipe failure and environmental accidents such as oil spills, gas leaks and ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's operations could be subject to significant interruption in the event any of these or other problems developed. In accordance with customary industry practice, the Company maintains liability, property and business interruption insurance against some, but not all, of the risks described above. There can be no assurance that such an adverse event will not happen, that the Company's insurance will be adequate to cover any losses or liabilities or that it would not have a material adverse affect on the Company's financial condition or operations.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
                                                                                                               ----

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the years ended September 30, 1995, 1994 and 1993............       24
Consolidated Balance Sheets, as of September 30, 1995 and 1994.........................................       26
Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993............       27
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 1995,
   1994 and 1993.......................................................................................       29
Notes to the Consolidated Financial Statements.........................................................       30

FINANCIAL STATEMENT SCHEDULE:

III.  Condensed Financial Information - Parent Company Only............................................       63

REPORT OF INDEPENDENT ACCOUNTANTS......................................................................       66

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                      -23-

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)

                                                                                    Year Ended September 30,
                                                                           --------------------------------------------

                                                                           1995                1994                1993
                                                                           ----                ----                ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..............................................             $70,402              $61,228             $56,641
      Transportation.........................................                                       31                  35
                                                                         --------             --------            --------
                                                                           70,402               61,259              56,676
                                                                         --------             --------            --------
    Exploration and production:
      Oil and gas sales......................................               8,720                8,069               9,268
      Administrative fees....................................                                                          423
      Well operations........................................                 477                  483                 433
                                                                         --------             --------            --------
                                                                            9,197                8,552              10,124
                                                                         --------             --------            --------
                                                                           79,599               69,811              66,800
                                                                         --------             --------            --------

Expenses:
    Natural gas marketing and transmission:
      Gas purchases..........................................              40,160               37,029              34,441
      Operating costs........................................               1,208                1,139                 961
      General and administrative.............................                 782                1,088                 913
      Depreciation and amortization..........................              11,385               11,360               9,495
                                                                         --------             --------            --------
                                                                           53,535               50,616              45,810
                                                                         --------             --------            --------
    Exploration and production:
      Oil and gas production.................................               2,366                2,629               2,655
      General and administrative.............................               1,070                1,429               1,529
      Depreciation, depletion and amortization...............               2,770                2,092               2,696
                                                                         --------             --------            --------
                                                                            6,206                6,150               6,880
                                                                         --------             --------            --------
    Corporate general and administrative expenses............               4,995                5,499               2,191
                                                                         --------             --------            --------
                                                                           64,736               62,265              54,881
                                                                         --------             --------            --------
Operating income.............................................              14,863                7,546              11,919
                                                                         --------             --------             -------


                            (Continued on next page)

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   ("000's" Omitted Except Per Share Amounts)
                         (continued from previous page)

                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                   1995                1994            1993
                                                                                   ----                ----            ----
Other income (expenses):
    Interest income...................................................                685                528                 31
    Other income......................................................                281                422                 54
    Interest expense..................................................             (4,046)            (9,233)            (9,117)
                                                                                ---------          ---------          ---------
                                                                                   (3,080)            (8,283)            (9,032)
                                                                                ---------          ---------          ---------
 Income (loss) from continuing operations before income taxes and
    cumulative effect of a change in accounting principle.............             11,783               (737)             2,887
                                                                                ---------          ---------          ---------
 Provision for (benefit of) income taxes related to continuing operations:

        State.........................................................              4,728                (68)           (43,511)
        Federal.......................................................             33,095            (17,009)              (570)
                                                                                ---------          ---------          ---------
                                                                                   37,823            (17,077)           (44,081)
                                                                                ---------          ---------          ---------
Income (loss) from continuing operations..............................            (26,040)            16,340             46,968
 Income from discontinued refining operations less applicable income taxes of $19,850, $17,603, and $8,111 in 1995, 1994
    and 1993, respectively............................................             40,937             22,577             12,355
                                                                                ---------          ---------          ---------
 Income before cumulative effect of a change in accounting
    principle.........................................................             14,897             38,917             59,323
 Cumulative effect on prior years of change in accounting principle
    - adoption of FAS 109.............................................                                                    8,514
                                                                                ---------          ---------          ---------
Net income............................................................            $14,897            $38,917            $67,837
                                                                                =========          =========          =========
Net income (loss) per share:
    Income (loss) per share from continuing operations - primary......         ($    3.84)         $    1.46          $    6.42
                                                                                =========          =========          =========
          - fully diluted.............................................         ($    3.84)         $    1.44          $    6.20
                                                                                =========          =========          =========
    Income per share from discontinued refining operations -
        primary.......................................................          $    6.04          $    2.02          $    1.70
                                                                                =========          =========          =========
          - fully diluted.............................................          $    6.04          $    1.99          $    1.64
                                                                                =========          =========          =========
    Income per share before cumulative effect of a change in
        accounting principle - primary................................          $    2.20          $    3.48          $    8.12
                                                                                =========          =========          =========
          - fully diluted.............................................          $    2.20          $    3.43          $    7.84
                                                                                =========          =========          =========
    Cumulative effect of change in accounting principle - primary.....                                                $    1.16
                                                                                                                      =========
          - fully diluted.............................................                                                $    1.12
                                                                                                                      =========
    Net income per share - primary....................................          $    2.20          $    3.48          $    9.28
                                                                                =========          =========          =========
          - fully diluted.............................................          $    2.20          $    3.43          $    8.96
                                                                                =========          =========          =========

    Weighted average number of common and common equivalent
        shares outstanding - primary..................................              6,778             11,209              7,316
                                                                                =========           ========          =========
          - fully diluted.............................................              6,768             11,397              7,581
                                                                                =========           ========          =========




    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                                  September 30,

                                                                                             1995               1994
                                                                                            --------           --------
                                     ASSETS

Current assets:
    Cash and cash equivalents...................................................           $   5,341          $  18,118
    Restricted cash.............................................................               4,959             12,525
    Temporary investments.......................................................                                  4,436
    Accounts receivable.........................................................               5,641             22,413
    Accounts receivable - related party.........................................                                 19,941
    Inventories.................................................................                                 83,711
    Prepaid expenses and other current assets...................................                 153              7,341
    Deferred income taxes.......................................................               4,623             68,088
    Estimated realizable value of discontinued net refining assets..............              10,803
                                                                                            --------           --------
      Total current assets......................................................              31,520            236,573
Property, plant and equipment, net:
    Refining....................................................................                                295,950
    Natural gas transmission....................................................              22,720             24,535
    Furniture, fixtures and equipment...........................................                 276              3,245
Oil and gas properties, net.....................................................              17,410             16,146
Gas contracts, net..............................................................              34,515             43,889
Goodwill, net...................................................................                                  5,413
Other assets, net...............................................................                 463             20,740
Note receivable.................................................................              10,000
                                                                                            --------           --------
      Total assets..............................................................            $116,904           $646,491
                                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt...........................................           $  12,080            $84,297
    Current portion of long-term debt - related party...........................                 250              9,974
    Accounts payable............................................................               4,715             53,999
    Accrued expenses............................................................               3,284             27,169
    Due to related parties......................................................                                 17,663
    Deferred revenue............................................................                                 62,333
    Income taxes payable........................................................                                    136
    Other liabilities...........................................................               3,323              3,771
    Net refining liabilities retained...........................................              20,342
                                                                                            --------           --------
      Total current liabilities.................................................              43,994            259,342
Long-term debt..................................................................              23,616             51,361
Long-term debt - related parties................................................                                248,491
Other long-term liabilities.....................................................                  83             34,191
Deferred income taxes...........................................................               7,574             15,186
                                                                                            --------           --------
      Total liabilities.........................................................              75,267            608,571
                                                                                            --------           --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,693,646 and
      7,627,646 shares issued and outstanding in 1995 and 1994, respectively....               3,347              3,814
Additional paid-in capital......................................................              66,316             75,754
Accumulated deficit.............................................................             (28,026)           (41,648)
                                                                                            --------           --------
                                                                                              41,637             37,920
                                                                                            --------           --------
      Total liabilities and stockholders' equity                                            $116,904           $646,491
                                                                                            ========           ========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)

                                                                                                Year Ended September 30,
                                                                                     ---------------------------------------------
                                                                                        1995              1994              1993
                                                                                     ----------         --------          --------
Cash flows from operating activities:
    Net income ...............................................................       $   14,897         $ 38,917          $ 67,837
                                                                                     ----------         --------          --------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization...............................           19,238           43,774            22,185
       Amortization of deferred debt issue costs..............................            2,732            8,885             2,054
       Cumulative effect of a change in accounting principle - adoption of
          FAS 109.............................................................                                              (8,514)
       Deferred income taxes..................................................           55,799           (2,900)          (38,976)
       Gain on MG Settlement..................................................         (396,166)
       Provision for impairment loss..........................................          323,078
       Changes in assets and liabilities:
          (Increase) decrease in restricted cash..............................            4,750            1,185            (9,153)
          (Increase) decrease in temporary investments........................            4,436            2,811               (65)
          (Increase) in accounts receivable...................................           27,685           (6,178)          (19,512)
          (Increase) decrease in inventory....................................           57,401          (18,787)           (7,942)
          (Increase) decrease in prepaid expenses and other current assets....            6,366           (4,762)             (454)
          (Increase) decrease in other assets.................................           (1,793)          (1,523)             (970)
          Increase (decrease) in accounts payable.............................          (29,660)          23,448            24,126
          Increase (decrease) in accrued expenses.............................          (29,936)           1,958             8,573
          Increase in other current liabilities...............................              283               41             3,071
          Increase (decrease) in other long-term liabilities..................             (630)             927               906
          (Decrease) in due to related parties................................           (9,014)          (9,046)          (17,014)
          Increase (decrease) in deferred revenues............................          (12,124)         (65,807)          121,046
                                                                                     ----------         --------          --------
              Total adjustments...............................................           22,445          (25,974)           79,361
                                                                                     ----------         --------          --------
              Net cash flow provided by (used in) operating activities........           37,342           12,943           147,198
                                                                                     ----------         --------          --------
Cash flows from investment activities:
    Decrease in deposit made on account of acquisition........................                                               6,250
    Proceeds from sale of furniture, fixtures and equipment...................            4,723               75               265
    Investment in refining operations.........................................          (35,355)         (63,819)          (34,394)
    Investment in oil and gas properties......................................           (4,022)            (956)          (13,592)
    Investment in pipelines...................................................              (47)             (21)          (27,909)
    Purchase of furniture, fixtures and equipment.............................             (288)          (1,670)           (1,265)
    Purchase of gas contracts.................................................                                             (63,049)
    Purchase of minority interest.............................................                                                (117)
    Business acquisition, net of cash acquired................................                            (8,230)
                                                                                     ----------         --------          --------
              Net cash used in investing activities...........................          (34,989)         (74,621)         (133,811)
                                                                                     ----------         --------          --------

                            (continued on next page)

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                         (continued from previous page)

                                                                                            Year Ended September 30,
                                                                                            ------------------------
                                                                                    1995             1994             1993
                                                                                    ----             ----             ----
Cash flows from financing activities:
   Proceeds of long-term debt - related party................................        $     530       $   67,915         $  15,115
   Proceeds of long-term debt................................................           25,108           12,114           168,735
   Proceeds from issuance of common stock, net...............................              202           48,207                20
   Repayment of long-term debt - related party...............................                            (4,388)         (142,112)
   Repayment of long-term debt...............................................          (38,781)         (48,356)          (51,129)
   Payment of debt issuance costs............................................                                              (3,309)
   Purchase of treasury stock................................................                                                (175)
                                                                                     ---------       ----------         ---------
         Net cash provided by (used in) financing activities.................          (12,941)          75,492           (12,855)
                                                                                     ---------       ----------         ---------
Net increase (decrease) in cash and cash equivalents.........................          (10,588)          13,814               532
Cash and cash equivalents - beginning of period..............................           18,118            4,304             3,772
                                                                                     ---------       ----------         ---------
Cash and cash equivalents - end of period....................................        $   7,530       $   18,118         $   4,304
                                                                                     =========       ==========         =========
Supplemental disclosures of cash flow information are as follows:
Cash paid during the period:
   Interest..................................................................        $  10,207       $   16,583         $  18,263
                                                                                     =========       ==========         =========
   Income taxes..............................................................        $   1,080       $    8,802         $       8
                                                                                     =========       ==========         =========
Interest capitalized during the period.......................................              --        $    1,519         $     723
                                                                                     =========       ==========         =========
Supplemental schedule of noncash investing and financing activities..........
   Purchase of Powerine Oil Company:
      Basis in assets acquired...............................................                        $  186,867
      Cash paid for capital stock and transaction costs......................                            (8,230)
                                                                                                     ----------
         Basis in liabilities assumed........................................                        $  178,637
                                                                                                     ==========
    Payment of related party payables in exchange for reduction in cash
       participations........................................................        $   6,862
                                                                                     =========
   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the
      forward sale obligations and Societe Generale loan                             $ 396,166
                                                                                     =========
   Exchange of common stock:
      Fair value of debt issuance/extension, processing agreement issuance
         costs, and offtake agreement amendments.............................                                           $  11,855
                                                                                                                        =========
   Acquisition of common stock in exchange for reduction in cash
      participations.........................................................                         $  39,817
                                                                                                      ========
   Debt issued in exchange for debt extensions and offtake amendments........                                           $   5,500

                                                                                                                        =========
   Sale of properties for note...............................................                                           $     600
                                                                                                                        =========
   Options exercised for short-term receivable...............................                                           $      45
                                                                                                                        =========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     ("000's" Omitted Except Share Amounts)



                                              Common Stock           Additional     Accumulated      Treasury Stock
                                              ------------             Paid-In      -----------    -----------------
                                           Shares       Amount        Capital        (Deficit)     Shares     Amount       Total
                                           ------       ------        -------       -----------    ------     ------       -----

Balance-September 30, 1992............    6,431,264      $3,215        $53,988       ($146,138)    47,376       ($189)   ($89,124)
Warrants exercised....................       20,000          10             10                                                 20
Options exercised.....................        7,500           4             41                                                 45
Treasury stock acquired...............                                                             12,484        (175)       (175)
   Shares issued for Long-Term
   Supply Agreement guaranty..........      300,000         150            705                                                855
   Shares issued in return for debt
       extension and Indian Offtake
       Agreement extension............    1,000,000         500         10,500                                             11,000
Other.................................       23,742          12            143                                                155
Net income............................                                                  67,837                             67,837
                                          ---------      ------        -------       ---------  ---------    --------     -------
Balance - September 30, 1993..........    7,782,506       3,891         65,387         (78,301)    59,860        (364)     (9,387)
Treasury stock reissued...............      (59,860)        (30)          (334)                   (59,860)        364
Shares issued for cash................    3,500,000       1,750         46,428                                             48,178
Options exercised.....................        5,000           3             26                                                 29
Shares repurchased with cash
   participations.....................   (3,600,000)     (1,800)       (35,753)         (2,264)                           (39,817)
Net income............................                                                  38,917                             38,917
                                          ---------      ------        -------       ---------  ---------    --------     -------
Balance - September 30, 1994..........    7,627,646       3,814         75,754         (41,648)                            37,920
Stock acquired........................     (969,000)       (485)        (9,622)         (1,275)                           (11,382)
Options exercised.....................       35,000          18            184                                                202
Net income............................                                                  14,897                             14,897
                                          ---------      ------        -------       ---------  ---------    --------     -------
Balance - September 30, 1995..........    6,693,646      $3,347        $66,316       ($ 28,026)                           $41,637
                                          =========      ======        =======       =========  =========    ========     =======


    The accompanying notes are an integral part of these financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 1 -- BUSINESS AND ORGANIZATION

        Settlement with Principal Shareholder

        Castle Energy Corporation ("Castle" or "the Company") is a Delaware Corporation. From September 1989 until October 14, 1994, its principal shareholder was Metallgesellschaft Corporation ("MG"), an indirect wholly-owned subsidiary of Metallgesellschaft AG ("MG AG"), a German Conglomerate which had, in the past, owned as much as 49% of the Company. In addition, the Company had extensive transactions and agreements with MG and its affiliates as described in Notes 18 and 21. On August 31, 1994, the Company entered into two agreements with MG and its affiliates which terminated most relations with MG and significantly restructured the remaining relationships in fiscal 1995 (the "MG Settlement") (see Note 3). All amounts related to transactions with MG and its affiliates are not reported as related party transactions subsequent to October 14, 1994.

        Business Segments

        Castle's principal lines of business are natural gas marketing and transmission and oil and gas exploration and production. Until September 30, 1995, the Company was involved in refining operations (see Note 3). The Company's operations are conducted within the United States.

        Natural Gas Marketing and Transmission

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

        The Lone Star Contract expires in June 1999. This contract provides for minimum daily deliveries of gas at specific fixed prices, and also includes certain minimum amounts under take-or-pay provisions. Based on reserve reports, management believes approximately 19% of the annual contract volumes can be supplied from Company-operated wells; the Company has entered into a long-term contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, to supply the remaining gas. At the present time, virtually all gas sales by the natural gas marketing and transmission segment are to Lone Star.

        Oil and Gas Exploration and Production

        The Company's oil and gas exploration and production operations currently include interests in approximately 450 producing oil and gas wells located in nine states, including the Texas reserves acquired in connection with the acquisition of the natural gas marketing and transmission assets. At present, approximately 69% of the Company's production is sold to Lone Star as described above.

        The Company discontinued its oil and gas partnership administration business effective June 30, 1993 (see Note 21).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Refining

        IRLP

        The Company entered the refining business in 1989 when it acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"), which was owned and operated by the Company's subsidiary, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, the Indian Refinery assets were sold (for legal purposes) to American Western Refining, L.P. ("American Western") (see
Note 3).

        Powerine

        In October 1993, the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery") from MG (see Note 4). From October 1, 1993 to February 1, 1995, Powerine sold all of its refined products to MGRM under a product offtake agreement (the "Powerine Offtake Agreement") subject to MGRM's obligation to purchase refined products from raw materials on hand at the Powerine Refinery at (or subject to contracts calling for delivery to the Powerine Refinery by) February 1, 1995. MGRM's failure to purchase products refined after February 1, 1995 is at issue in the Powerine Arbitration (see Note
16). On September 29, 1995, Powerine sold (for legal purposes) substantially all of its refining plant to Kenyen Project Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC") (see Note 3). Results of Powerine's operations are included in these financial statements (discontinued operations - refining) commencing October 1, 1993.

        As a result of the transactions with Kenyen, American Western and EMC, the Company had disposed of its interests in the refining segment. The results of refining operations are shown as discontinued operations in the Consolidated Statement of Operations.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements presented include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Cash and Cash Equivalents; Temporary Investments

        The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States securities, purchased with a maturity of three months or less, to be cash equivalents. Temporary investments consist of similar investments, as well as United States government security funds, maturing more than three months from the date of purchase and are carried at the lower of cost or market. Treasury Bills which are used to collateralize margin accounts are considered temporary investments regardless of the maturity date. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

        Inventories

        Inventories are applicable only to the Company's refining segment. Crude oil, unfinished products and finished products are stated at the lower of cost, adjusted for hedging gains and losses, or market value. Cost is determined on an average cost method. Materials and supplies are stated at cost. Cost is determined using the first-in, first-out ("FIFO") method. Amounts paid to suppliers for purchases of product prior to the title passing to the Company are reported as prepaid inventory. At September 30, 1995, all inventories are classified as "Net refining liabilities retained" in the consolidated balance sheet and were written down to market value consistent with the Company's disposition of refining operations.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Property, Plant and Equipment

        Property, plant and equipment are stated at the lower of cost or impaired (fair market) value. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

     Property, plant and equipment (excluding
       buildings).............................. 3-15 years, primarily 15 years
     Buildings.................................                       30 years
     Natural gas pipeline systems..............                       15 years
     Furniture and fixtures....................                     3-10 years

        Refining

        Interest costs incurred during IRLP's refurbishment stage were capitalized and were depreciated over the estimated useful lives of the property, plant and equipment to which such costs were allocated. Environmental costs required to remediate property, plant and equipment were capitalized during the pre-operating phase and were depreciated over the estimated useful lives of the related property, plant and equipment. Ongoing environmental expenditures were reviewed to determine if they extended the life, increased the capacity, improved the safety or mitigated future environmental risks at the Indian and Powerine Refineries. If any of these conditions were satisfied, the costs were capitalized. Otherwise, such costs were expensed as incurred. Commencing in the first quarter of fiscal 1995, the Company decided to dispose of its refining segment. At that time all refining property, plant and equipment was written down to its estimated fair market value.

        Costs for precious metal catalysts were included in refining property, plant and equipment and were not amortized. Such catalyst was reduced to its fair market value in October 1994.

        Refining property, plant and equipment and catalyst as of September 30, 1995 are included in the balance sheet classification "Estimated realizable value of discontinued net refining assets."

        Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between cost and the value of proved reserves in which case a gain or loss is recognized. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs in excess of the estimated present value of future cash inflows from proved oil and gas reserves, reduced by operating expenses and future development expenditures, if any, are charged to current expense.

        Impairment of Long-Term Assets

        The Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" during the second quarter of fiscal 1995. The effect of adoption was not significant. Accordingly, the Company reviews its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss would be based

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

        Hedging Activities

        Refining

        The Company employed several hedging strategies to minimize the impact of the volatility in feedstock costs. These strategies generally involved the purchase and sale of exchange-traded, energy-related futures and options with a duration of 12 months or less. The Company hedged current inventory and future commitments. The number of barrels of crude oil and refined products covered by such contracts varied from time to time. Such purchases and sales were closely managed, balanced daily and subject to internally established risk standards. Gains and losses from hedging activities were credited or debited to the value of the inventory being hedged. The Company's crude oil hedging activities ceased by September 30, 1995 by which time the Company's two refineries had ceased operations.

        Natural Gas Marketing and Transmission

        Subsequent to September 30, 1995, the Company commenced hedging operations related to its natural gas marketing operations using swap agreements (see Note 16). Gains and losses from natural gas hedging operations will be debited or credited to gas sales or purchases, as applicable.

        Other Assets

        Costs incurred related to the initial issuance or extension of debt or other long-term agreements are capitalized and amortized over a) the stated term of the related agreement or b) the expected term of benefit of the agreement, if shorter than the stated term. Unamortized costs are written-off when the related agreement is terminated. Costs for long-term catalysts were capitalized and amortized on a straight-line basis over the estimated useful lives of such catalysts - generally 2.5 to 10 years (See Note 12). As of September 30, 1995, the Company had discontinued the refining operations in which the catalyst was used.

        Goodwill

        Goodwill was recorded in conjunction with the acquisition of Powerine and was amortized on a straight-line basis (15 years). The remaining book value of goodwill was subject to the impairment considerations discussed in Note 3.

        Gas Contracts

        The purchase price allocated to the Lone Star Contract (see Note 4) was capitalized and is being amortized over the term of the related contract (6.5 years).

        Deferred Revenue

        Commitments related to forward sales were recorded at their fulfillment value at the date of the transaction. The difference between the cash proceeds and the future commitments were amortized over the lives of the agreements using the interest method. As part of the MG Settlement, liabilities related to a forward sale were assumed by MG and such amount was included in the $391,135 gain to the Company on the MG Settlement.

        Gas Balancing

        The Company operates under several natural gas sales contracts where it is entitled to sell other owners' shares of natural gas produced from a well if such other owners do not elect to sell their shares of production. Under the terms of the related gas sales contracts, the non-selling owners are entitled to make up gas sales from the Company's share of production in the future. The

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

Company records sales of other owners' production as deferred revenue and recognizes such deferred revenue when the other owners make up their gas balancing deficiency from the Company's share of production.

        Income Taxes

        In October 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts (see Note 20). FAS 109 also requires that tax provisions and recoveries related to changes in the valuation reserve for deferred tax assets because of a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset in future years be allocated entirely to continuing operations.

        Earnings Per Share

        Primary earnings per common share are based upon the weighted average number of common and common equivalent (if considered dilutive) shares outstanding using either the treasury stock or modified treasury stock method. Fully diluted earnings per common share are presented for all succeeding annual periods where the dilution in earnings per share resulting from full dilution is greater than 3%. All share and per share amounts have been restated to give affect to the 1-for-2 reverse split which was effective November 12, 1993.

        Reclassifications

       Certain reclassifications have been made to make the periods presented comparable.

       Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 -- MG SETTLEMENT AND DISCONTINUED OPERATIONS - REFINING

       On August 31, 1994, the Company entered into agreements with MG and certain of its affiliates pursuant to which the parties thereto agreed to amend or terminate a number of contractual relationships between them. In the first step of the MG Settlement, which closed on September 9, 1994, MG transferred 3,600,000 shares of common stock of the Company to the Company in exchange for $39,817 of participations the Company held in debt obligations of the Company and its affiliates to MG Trade Finance Corp. ("MGTFC"), a wholly-owned subsidiary of MG.

        In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates and assumed IRLP's obligations under its $120,000 Senior Facility with Societe Generale, together totaling $321,282, (b) transferred back to the Company the remaining 969,000 shares of common stock held by MG and a $5,500 debenture convertible into 500,000 shares of common stock, (c) issued to the Company a $10,000 note payable in three years, (d) terminated all of its interests in the Company's natural gas operations and (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into during September 1993. In exchange for the foregoing, IRLP and Powerine (i) amended their Offtake Agreements to terminate effective February 1, 1995 although sales under the Powerine Offtake Agreement were to continue subsequently, (ii) amended their

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

working capital facilities to terminate on March 31, 1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG also entered into a four-year natural gas swap agreement and MG agreed that the Company, through March 31, 1995, could unilaterally terminate its gas supply agreement with MGNG ("MGNG Gas Supply Agreement"). As a result of the MG Settlement, the Company realized a gain of $391,135, consisting of $396,166 gross proceeds less $5,031 of investment banking fees and related expenses.

       The completion of the transactions contemplated by the MG Settlement had, among others, three consequences for the Company. First, the offtake agreements with MG terminated and the Company, until it sold the Refineries, was required to market its own products and was subject to market risks. Second, also in 1995, the working capital facilities provided by MGTFC terminated. Third, for Federal and state income tax purposes, the Company recognized income of approximately $391 million, on which, after giving effect to applicable net operating loss and other tax carryforwards and other items of expense and deduction, Federal and state income taxes of approximately $91 million would have been owed had the Company not disposed of or discontinued the Refinery operations.

       After the MG Settlement was consummated, the Company decided to discontinue the operations of its refining business and to sell or retire its two refineries. At December 31, 1994, the Company provided $345,008 for the estimated impairment of the related assets.

        In July 1995, operations ceased at the Powerine Refinery and the Company retired the assets of the Powerine Refinery. On September 29, 1995, Powerine sold substantially all of the refining plant assets to Kenyen, retaining certain rack facilities and the land on which the Powerine Refinery is situated. The purchase price was $22,763 consisting of $3,000 cash and a note for $19,763. The note is secured by the Powerine refining plant and bears interest at 10%. The note is due in three equal installments of principal and interest of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996 Powerine merged into a subsidiary of EMC. As part of the sale, EMC also indemnified Powerine and the Company for any and all environmental liabilities of Powerine.

        On September 30, 1995, operations also ceased at the Indian Refinery and the Company retired the plant assets of the Indian Refinery. On December 12, 1995, the Company sold the plant assets of the Indian Refinery to American Western, a subsidiary of Gadgil Western Corporation ("Gadgil"). The purchase price was $8,000, including $3,000 cash and a note for $5,000. The note bears interest at 8% and is due on the earlier of October 31, 1996 or the date American Western obtains financing to restart the Indian Refinery. The note is secured by the real property and the Indian Refinery. American Western also assumed certain liabilities of IRLP, including employee pension and all environmental liabilities, in conjunction with the sale. The Company also sold certain precious metal catalysts to American Western for a note for $1,803. The note bears interest of 8% and was due February 11, 1996. The parties extended the due date of the note to March 22, 1996.

        As a result of the discontinuance of refining operations, all assets and liabilities related to the refining segment have been netted. The realizable value of net refining assets sold subsequent to September 30, 1995 is shown under the caption "Estimated realizable value of discontinued net refining assets" on the accompanying Consolidated Balance Sheet. The estimated value of the refining liabilities retained is shown under the caption "Net refining liabilities retained." At September 30, 1995, the assets and liabilities applicable to the refining segment consisted of the following:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Estimated realizable value of discontinued net refining assets:-

        Carrying value prior to write down to net realizable value:

                                                                   September 30,
                                                                       1995
                                                                   -------------

        Property, plant and equipment, net.......................    $340,280
        Goodwill, net............................................       5,413
        Catalyst, net............................................       4,191
        Environmental liabilities................................     (36,061)
        Other, net ..............................................      20,058
                                                                    ---------
                                                                      333,881

Impairment reserve...............................................    (323,078)
                                                                    ---------
                                                                    $  10,803
                                                                    =========
Net refining liabilities retained:

     Revolving credit loan (see Note 15).........................     $13,249
     Other working capital deficit, net..........................       7,093
                                                                    ---------
                                                                      $20,342

        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated with American Western and EMC and includes management's best estimates of the amounts expected to be realized on the disposal of the refining segment. The amounts the Company ultimately realizes could differ materially in the near term from such amounts. "Net refining liabilities retained" includes management's best estimates of amounts expected to be paid and amounts expected to be realized on the settlement of this net liability.

        Summary operating results of discontinued operations are as follows and include the $391,135 gain realized on the settlement with MG and the $323,078 impairment writedown.

                                                                                                 September 30,
                                                                                    -----------------------------------------
                                                                                    1995             1994                1993
                                                                                    ----             ----                ----

Revenues....................................................................        $711,976         $940,514         $532,011
                                                                                    ========         ========         ========
Income before income taxes..................................................       $  60,787        $  40,180           20,466
Provision for income taxes..................................................          19,850           17,603            8,111
                                                                                   ---------       ----------        ---------
Net earnings from discontinued operations...................................       $  40,937        $  22,577        $  12,355
                                                                                   =========        =========        =========

        In computing the operating results of discontinued operations, interest expense specifically associated with refining debt has been included in discontinued operations.

NOTE 4 -- ACQUISITIONS

        As described in Note 1, on December 3, 1992, the Company acquired certain oil and gas assets from ARCO. The purchase price of $103,680 consisted of $95,934 in cash paid for assets, $5,634 cash paid for transaction costs and $2,112 in liabilities assumed. The asset acquisition was accounted for as a purchase. The Company's allocation of the purchase price is as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

Gas contracts...............................                 $   61,348
Gas pipeline................................                     27,439
Oil and gas properties......................                     13,193
Deferred tax asset..........................                      1,700
                                                             ----------
                                                               $103,680
                                                             ==========

        As of October 1, 1993, the Company acquired from MG an option to acquire Powerine, the owner of the Powerine Refinery, a 49,500 barrel per day refinery located in Santa Fe Springs, California in consideration of (i) the payment of $8,000; (ii) the assumption of a $3,027 indemnity obligation related to yield losses incurred by Powerine under a processing arrangement with MG, (iii) the assumption of a $2,675 tax indemnification to the previous owner of Powerine;
(iv) the assumption of debt obligations to MG of $128,002 and other liabilities of $44,933; and (v) the payment of transaction costs of $980. In addition, the Company borrowed $2,971 from MGTFC to purchase feedstocks. The acquisition was accounted for as a purchase at predecessor basis due to the significant related party relationship. The Company recorded $160,106 of refinery assets, $14,151 of other tangible assets and the remaining $13,360 of goodwill and deferred tax assets. The Company immediately exercised the option to acquire Powerine for a nominal amount, and concurrently (a) entered into the Powerine Offtake Agreement with MG (b) amended Powerine's loan agreement with MGTFC and (c) amended the Company's crude oil supply agreement with MG to include Powerine as a party. To finance the acquisition, a subsidiary company resold to MGTFC a cash participation in the revolving credit facility provided by MGTFC to IRLP. The results of operations of Powerine are included in the statement of operations (discontinued operations - refining) commencing October 1, 1993.

        Purchase of ARCO Royalty

        In October 1994, one of the Company's exploration and production subsidiaries purchased certain royalty interests held by ARCO in wells purchased by another of the Company's exploration and production subsidiaries from ARCO in December 1992. The purchase price was $3,823.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                             September 30,
                                                           -----------------

                                                           1995         1994
                                                           ----         ----

Gas revenues deposited in lender's escrow account.....    $4,143
Environmental escrow funds............................                $ 5,589
Funds supporting letters of credit....................       362        1,365
Capital funding accounts..............................                  4,017
Other.................................................       454        1,554
                                                          ------      -------
                                                          $4,959      $12,525
                                                          ======      =======

NOTE 6 - TEMPORARY INVESTMENTS

        Temporary investments consist of the following:

                                                           September 30, 1994
                                                           ------------------
Treasury bills..........................................          $2,490
Commercial paper........................................           1,946
                                                                 -------
                                                                  $4,436
                                                                 =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The Company invested in United States Treasury Bills with a maturity of less than 90 days and had pledged this investment as collateral for NYMEX margin activity. In addition, commercial paper purchased through a major bank had been pledged as collateral against letters of credit held by the Illinois Environmental Protection Agency (see Note 14).

NOTE 7 - ACCOUNTS RECEIVABLE

        Based upon past customer experiences combined with the limited number of customer accounts receivable relationships, management believes all receivables to be collectible. Accounts receivable consist of the following:

                                                       September 30,
                                                 -------------------------
                                                  1995             1994
                                                  ----             ----

Natural gas marketing.........................   $4,450           $11,472
Unrealized gain on forward commitments........                        847
Insurance claims and refunds..................                      3,160
Oil and gas...................................      991             1,485
Income tax refunds............................                      4,770
Refined products..............................                        342
Other.........................................      200               337
                                                -------           -------
                                                 $5,641           $22,413
                                                 ======           =======

NOTE 8 -- INVENTORIES

        Inventories consisted of the following:

                                                             September 30, 1994
                                                             ------------------

Crude oil...................................................       $49,029
Unfinished products.........................................        19,549
Finished products...........................................         4,458
Materials and supplies......................................        10,675
                                                                  --------
                                                                   $83,711
                                                                  ========

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

        Refining property, plant and equipment consisted of the following:

                                                              September 30, 1994
                                                              ------------------

Refining plant...............................................     $260,379
Refining plant - capitalized turnaround costs................       23,218
Land.........................................................       10,550
Precious metal catalyst......................................        3,338
Transportation and heavy equipment...........................        1,789
Maintenance and technical equipment..........................        1,892
Buildings....................................................        1,332
Construction in progress.....................................       40,238
                                                                  --------
                                                                   342,736

Less: Accumulated depreciation and amortization of capitalized turnaround costs ................................................ (46,786)
                                                                  --------
                                                                  $295,950
                                                                  ========

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Natural gas transmission consists of the following:

                                                        September 30,
                                                        -------------

                                                    1995             1994
                                                    ----             ----

Natural gas pipeline...........................    $27,977           $27,930
Less: Accumulated depreciation.................     (5,257)           (3,395)
                                                   -------           -------
                                                   $22,720           $24,535
                                                   =======           =======

        Furniture, fixtures and equipment are as follows:

                                                           September 30,
                                                      ---------------------
                                                      1995             1994
                                                      ----             ----

Furniture, fixtures and equipment...............      $467            $4,177
Less: Accumulated depreciation..................      (191)             (932)
                                                     -----          --------
                                                      $276            $3,245
                                                      ====            ======

        Gas contracts consist of the following:

                                                        September 30,
                                                    ---------------------
                                                    1995             1994
                                                    ----             ----

Gas contracts................................    $61,151           $61,151
Less:    Accumulated amortization............    (26,636)          (17,262)
                                                 -------           -------
                                                 $34,515           $43,889
                                                 =======           =======

NOTE 10 - OIL AND GAS PROPERTIES

                                                              September 30,
                                                             -------------
                                                          1995          1994
                                                          ----          ----

Evaluated properties...............................     $28,175        $24,153
Less: Accumulated depreciation, depletion and
 amortization......................................     (10,668)        (7,910)
  Accumulated full cost ceiling reserve............         (97)           (97)
                                                        -------        -------
                                                         17,410         16,146
Unevaluated properties.............................
                                                        -------        -------
                                                        $17,410        $16,146
                                                        =======        =======

        Capital costs incurred by the Company in oil and gas activities, all of which are located in the United States, are as follows:

                                                            September 30,
                                                      -------------------------
                                                      1995     1994      1993
                                                      ----     ----      ----

Property acquisition costs - proved properties...... $3,823            $13,616
Development costs...................................    199     $956       (24)
                                                     ------     ----   -------
                                                     $4,022     $956   $13,592
                                                     ======     ====   =======

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements

              ("000's" Omitted Except Share and Per Share Amounts)


                                                                                                 September 30,
                                                                                    ---------------------------------------

                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
Revenues:
  Crude oil, condensate, natural gas liquids and natural gas sales..........      $8,720            $8,069           $9,268
                                                                                  ------            ------           ------
Costs and expenses:
  Production costs..........................................................      $2,366            $2,629            2,655
  Depreciation, depletion and amortization..................................       2,757             2,014            2,657
                                                                                 -------           -------          -------
  Total costs and expenses..................................................       5,123             4,643            5,312
                                                                                 -------           -------          -------
Income tax provision........................................................       1,439             1,370            1,582
                                                                                 -------           -------          -------
Income from oil and gas producing activities................................      $2,158            $2,056           $2,374
                                                                                  ======            ======           ======

        The income tax provision is computed at the blended rate (Federal and state combined) of 40%.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:


                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
Depreciation, depletion and amortization....................................       $2,757            $2,014           $2,657
                                                                                   ======            ======           ======
Depletion rate per equivalent MCF of natural gas............................        $0.68             $0.51            $0.71
                                                                                   ======            ======           ======

NOTE 11 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

       Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Ryder Scott and Huntley & Huntley, and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

       Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                  Oil (BBLS)  Natural Gas (MCF)
                                                  ----------  ----------------

Proved developed and undeveloped reserves:

 As of October 1, 1992............................   199,863      13,699,197
     Revisions of previous estimates..............    17,686      17,401,101
     Extensions, discoveries and other additions..                   334,625
     Sales of minerals in place...................   (36,544)       (860,224)
     Acquisition of minerals in place.............   102,524      18,376,189
     Production...................................   (45,175)     (3,472,133)
                                                    --------     -----------
 As of September 30, 1993.........................   238,354      45,478,755
     Revisions of previous estimates..............   136,132      13,051,146
     Production...................................   (52,078)     (3,605,915)
                                                    --------     -----------
 As of September 30, 1994.........................   322,408      54,923,986
     Revisions of previous estimates..............    65,562       2,537,310
     Acquisition of minerals in place.............    13,882       2,828,172
     Production...................................   (50,972)     (3,721,249)
                                                    --------     -----------
 As of September 30, 1995.........................   350,880      56,568,219
                                                     =======      ==========

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

                                              Oil (BBLS)       Natural Gas (MCF)
                                              ----------       -----------------

   Proved developed reserves:

       October 1, 1992......................   199,863             8,418,300
                                               =======            ==========
       September 30, 1993...................   238,354            41,926,376
                                               =======            ==========
       September 30, 1994...................   300,813            45,941,369
                                               =======            ==========
       September 30, 1995...................   248,228            31,534,882
                                               =======            ==========

        The revisions of previous estimates in fiscal 1993 and fiscal 1994 result from significant additions of proved undeveloped and proved developed non-producing reserves.

        All of the Company's oil and gas reserves are located in United States.

        The following is a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil and gas reserves, as prescribed in Statement of Financial Accounting Standards No. 69. The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas properties. An estimate of fair value would also take into account, among other factors, the likelihood of future recoveries of oil and gas in excess of proved reserves, anticipated future changes in prices of oil and gas and related development and production costs, a discount factor based on market interest rates in effect at the date of valuation and the risks inherent in reserve estimates.

                                                                                                     September 30,
                                                                                     --------------------------------------------
                                                                                       1995               1994            1993
                                                                                     ---------           -------        ---------

Future cash inflows.........................................................          $103,811           $97,098         $115,838
Future production costs.....................................................           (32,537)          (35,994)         (47,656)
Future development costs....................................................           (22,976)          (12,995)         (19,010)
Future income tax expense...................................................            (6,829)           (5,875)          (3,321)
                                                                                     ---------           -------        ---------
Future net cash flows.......................................................            41,469            42,234           45,851
Discount factor of 10% for estimated timing of future cash flows............           (20,096)          (23,769)         (18,895)
                                                                                     ---------           -------        ---------
Standardize measure of discounted future cash flows.........................         $  21,373           $18,465        $  26,956
                                                                                     =========           =======        =========

        The future cash flows were computed using the applicable year-end prices and costs and respective year-end statutory tax rates that related to then existing proved oil and gas reserves in which the Company has mineral interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 40%.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                     September 30,
                                                                                     --------------------------------------------
                                                                                       1995               1994            1993
                                                                                     ---------           -------        ---------

Standardized measure, beginning of year.....................................           $18,465           $26,956          $10,618
Sale of oil and gas, net of production costs................................            (6,354)           (5,440)          (6,613)
Net changes in prices.......................................................             4,474            (9,927)           1,994
Extensions and discoveries..................................................                 -                 -              314
Purchases of reserves in place..............................................             3,016                 -            8,809
Changes in estimated future development costs...............................            (6,158)            5,079           (9,525)
Development costs incurred during the period that reduced future
   development costs........................................................               207               706              228
Sale of reserves in place...................................................                 -                 -             (853)
Revisions in reserve quantity estimates.....................................             1,601             8,887           18,952
Net changes in income taxes.................................................              (952)             (616)          (1,624)
Accretion of discount.......................................................             1,847             2,696            1,062
Other:
   Change in timing of production...........................................             3,566            (5,814)           3,043
   Other factors............................................................             1,661            (4,062)             551
                                                                                       -------           -------          -------
Standardized measure, end of year...........................................           $21,373           $18,465          $26,956
                                                                                       =======           =======          =======

NOTE 12 - OTHER ASSETS

        Other assets consist of the following:

                                                                                                      September 30,
                                                                                                  -----------------------

                                                                                                  1995            1994
                                                                                                  ----            ----
Indian Offtake Agreement extension - related party.........................................                     $11,725
Debt issuance costs........................................................................      $  87            2,957
Debt issuance costs - related party........................................................                       8,757
Long-term catalysts........................................................................                       5,176
Long-term supply agreement support - related party.........................................                         855
Forward Sale deferred interest and related costs...........................................                       7,273
Officer note receivable....................................................................                         250
Organization costs, net....................................................................        805              805
Other......................................................................................         12              600
                                                                                                 -----          -------
                                                                                                   904           38,398
Less: Accumulated amortization.............................................................       (441)         (17,658)
                                                                                                 -----          -------
                                                                                                  $463          $20,740
                                                                                                 =====          =======

        In fiscal 1993, the Company recorded $17,355 of deferred assets which reflected the fair value of the Company's common stock, warrants to purchase common stock and convertible debt issued to certain shareholders, principally MG, and their nominees. The securities were issued in consideration for debt issuances, debt extensions, processing agreements and the extension of the Indian Offtake Agreement. On October 14, 1994, in conjunction with the MG Settlement, the Company wrote off all deferred assets related to the agreements terminated on that date (see Note 3).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 13 - ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                            September 30,
                                                      -----------------------
                                                       1995              1994
                                                       ----              ----

Interest.........................................    $   391          $   679
Employee related costs...........................      1,003            7,924
Taxes, including payroll taxes...................        877            9,622
Stock appreciation rights........................                       4,191
Environmental....................................                       1,132
Other............................................      1,013            3,621
                                                      ------          -------
                                                      $3,284          $27,169
                                                      ======          =======

NOTE 14 - ENVIRONMENTAL MATTERS

        Indian Refining Company

        In October 1989, in connection with the Illinois Environmental Protection Agency's (the "IEPA") concern over contamination from operations prior to the Company's acquisition of the Indian Refinery, Indian Refining Company ("IRC"), a wholly-owned subsidiary of the Company which then owned the Indian Refinery, signed an agreement in principle (the "Agreement in Principle") with the IEPA which requires IRC to conduct certain environmental tests to determine the nature and extent of historical contamination at the Indian Refinery, to develop remediation plans as necessary for the contamination revealed by the testing, and to provide up to $1,000 of financial security until the work is completed. IRC recorded the liability related to its obligation to the IEPA at $5,170. At September 30, 1995, the liability had been reduced to $3,557. Such environmental liability is included in the determination of the estimated realizable value of discontinued net refining assets.

        On December 12, 1995, the Company sold the stock of IRC to American Western for one dollar (see Note 3).

        Indian Refining Limited Partnership

        As part of the purchase of the Indian Refinery from IRLP (see Note 3), American Western assumed all environmental liabilities of IRLP. At September 30, 1995, such environmental liabilities consisted of an accrued environmental remediation liability of $8,943 and accrued hazardous waste removal expenses of $1,458. Such liabilities are included in the determination of the estimated realizable value of discontinued net refining assets.

        Powerine Oil Company

        Powerine is the subject of various environmental claims, including being named as a potentially responsible party ("PRP") in three sites in California. Powerine, in consultation with outside legal counsel and environmental specialists, had recorded, prior to its acquisition by Castle, a $28,000 reserve for various long-term environmental claims. This reserve was to satisfy pending and anticipated claims such as those related to such discontinued operations like former gasoline service stations and pipelines, historic off-site waste disposal sites located within the state of California, refinery groundwater contamination, and alleged impacts on nearby properties.

        At September 30, 1995, the reserve for environmental claims had been reduced to $23,561 based upon settlements of several environmental claims and recent environmental appraisals. Such environmental reserve is included in the determination of the estimated realizable value of discontinued net refining assets. On January 16, 1996, Powerine merged into a subsidiary of EMC. As a result of this transaction, Powerine's environmental liabilities were eliminated from the Company's Consolidated Balance Sheet. In addition, the principal shareholder of EMC indemnified the Company with respect to Powerine's environmental liabilities.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        As a result of the sales to Kenyen, American Western and EMC, the Company had divested its refining operations. Nevertheless, should Kenyen, American Western and/or EMC fail in their efforts with respect to the refineries they purchased or fail to pay notes due to the Company, it is possible that the Company and/or its subsidiaries could be included in efforts by vendors to collect trade payables and/or by environmental authorities in efforts to collect environmental liabilities. All of the aforementioned entities have minimum capital.

        Although the environmental liabilities related to both of the Company's Refineries have been assumed by others, there can be no assurance that the Company or one of its subsidiaries will not be sued for matters related to environmental liabilities of the Refineries. All three of the companies to which the refining assets were sold are thinly capitalized and without significant financial resources. All three are currently seeking to raise financing for restarting a refinery or for payment of notes related to the purchase of one refinery. If any of these companies fails in such endeavors and cannot pay such notes or environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) would be party in related legal actions. Although the Company does not believe it has any liabilities with respect to such environmental liabilities, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would incur substantial legal fees and experience a diversion of management resources from other operations.

NOTE 15 - DEBT

        Long-term debt consists of the following:

                                                          September 30,
                                                     ----------------------
                                                     1995             1994
                                                     ----             ----

Senior Facility...................................                  $73,041
GECC Loan.........................................  $33,196          60,117
Other.............................................    2,500           2,500
                                                    -------         -------
                                                     35,696         135,658
Less:  Current portion............................  (12,080)        (84,297)
                                                    -------         -------
                                                    $23,616         $51,361
                                                    =======         =======

       The Senior Facility related to IRLP's term debt with a third party financial institution, Societe Generale. All outstanding obligations under this facility were assumed by MG on October 14, 1994 in conjunction with the MG Settlement.

       The General Electric Corp. ("GECC") Loan was made to two of the Company's natural gas subsidiaries, Castle Texas Pipeline L.P. ("Pipeline") and CEC Gas Marketing L.P. ("Marketing"). The GECC Loan bears interest of 8.33% and is secured by a first security interest in all of the assets of Pipeline and Marketing, as well as a pledge of the partnership interests and capital stock of the general and limited partners of these partnerships. All of the cash flow generated by Pipeline and Marketing is dedicated to repayment of the GECC Loan. Although the minimum required 1996 principal payment is $9,580, the Company expects it will pay approximately $24,000 during 1996.

       The cash flow generated by Castle Texas Production L.P. ("Production"), another wholly-owned subsidiary of the Company, less a specified allowance for operating expenses, is also dedicated to repayment of the GECC Loan.

       The other long-term debt of $2,500 earns interest at the twelve-month LIBOR rate determined annually on December 11, plus 1/2% (8.06% at September 30,
1995). The debt is due to a financial institution which was previously a shareholder of the Company. The debt is due in equal quarterly installments of $625 through June 30, 1996. Subsequent to September 30, 1995, $1,250 of the other long-term debt was repaid.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

       Long-term debt - related parties consists of the following:

                                                               September 30,
                                                           --------------------
                                                            1995         1994
                                                            ----         ----

MGTFC - Credit agreements.............................                 $167,880
Loan from Stockholder.................................       $250           250
MGTFC Subordinated Loan...............................                    9,441
MGTFC Subordinated Note...............................                   72,281
MGTFC Revolving Credit Facility.......................                   26,861
MG Convertible Debenture..............................                    5,500
Cash Participations...................................                  (23,748)
                                                            ------      -------
                                                              250       258,465
Less:  Current portion, net of cash participations....       (250)       (9,974)
                                                             ----      --------
                                                             $  -      $248,491
                                                             ====      ========

        As a result of the MG Settlement on October 14, 1994, the loans due to MG and its subsidiaries (credit agreements, subordinated loan, subordinated note, revolving credit facility and convertible debentures), net of the offsetting cash participations in such loans held by the Company, were discharged (see Note 3). Together with the discharge of the Senior Facility (see above), such discharged obligations aggregated $321,282 at October 14, 1994.

        The Loan from Stockholder of $250 earns interest at the twelve-month LIBOR rate determined annually on December 11, plus 1/2% (8.06% at September 30,
1995). The debt is due to a stockholder who was also a director of the Company until January 5, 1996. The debt is due in equal quarterly installments of $63 through June 30, 1996. Subsequent to September 30, 1995, $125 of the Loan from Stockholder was repaid.

        Replacement Credit Facility

        On May 25, 1995, IRLP's Revolving Credit Facility with MGTFC (see below) was refinanced with a $30,000 facility from Bankers Trust, a financial institution. The credit facility ("Replacement Credit Facility") was granted to Indian Oil Company ("IOC"), another wholly-owned subsidiary of the Company. The facility is secured by the inventory, receivables and precious metal catalyst of Indian, bears interest at prime plus two percent (10.75% at September 30, 1995) and is guaranteed by the Company and secured by certain non-refining subsidiaries' exploration and production assets (net book value of approximately $25,272 at September 30, 1995).

        On September 24, 1995, IOC defaulted on the Replacement Credit Facility.

        As of September 30, 1995, $13,249 was outstanding under the loan. In conjunction with the shutdown of the Indian Refinery on September 30, 1995, the Company began liquidating Indian's assets to satisfy the loan obligations. At February 29, 1995, the amount outstanding under the loan had been reduced to $4,540. The Company projects that liquidation value of the collateral supporting the obligations will be approximately $2,000 less than the loan. Such amount will be funded by the Company. The Company has agreed to repay the Replacement Credit Facility and has obtained a conditional commitment letter from a bank for related financing.

        Maturities

        The scheduled maturities of long-term debt outstanding as of September 30, 1995 are as follows:

For the Year Ending September 30,
---------------------------------

      1996.........................................$12,080
      1997......................................... 23,616
                                                   -------
                                                   $35,696
                                                   =======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments

        The Company has the following noncancelable operating lease commitments at September 30, 1995:

For the Year Ending September 30,
---------------------------------

      1996......................................... $195
      1997.........................................  182
      1998.........................................  159
                                                   -----
                                                    $536
                                                    ====

        Rent expense for the years ended September 30, 1995, 1994 and 1993, excluding refining related rent expense, was $255, $255 and $239, respectively.

        Compensation Obligations

        As of September 30, 1995, the Company has an obligation to fulfill employment agreements with several of its employees. Subsequent to September 30, 1995, the Company terminated several employment agreements with officers of its subsidiaries. The Company's compensation obligations, including severance payments to terminate officers, are as follows:

                        For the Year Ending September 30,
                       ---------------------------------

            1996......................................... $2,129
            1997.........................................    143
                                                          ------
                                                          $2,272
                                                          ======

        Under the terms of the employment agreements in effect as of September 30, 1995, certain officers were entitled to bonuses to the extent earnings of certain subsidiaries, as defined, exceeded certain thresholds. For the years ended September 30, 1995, 1994 and 1993, no bonuses were accrued.

        Letters of Credit

        At September 30, 1995, the Company and its subsidiaries had issued or guaranteed letters of credit as follows:

                          Description                                         Amount           Expiration
                          -----------                                         ------           ----------

Oil and gas drilling, operating and plugging bonds.............               $  205            Various
Security for IEPA obligations (see Note 14)....................                1,040            January - September 1996
                                                                              ------
                                                                              $1,245
                                                                              ======


        The letters of credit applicable to IEPA obligations were issued by IRC, which was sold to American Western in December 1995 (see Note 3).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Long Term Supply Commitments

        The Company has a gas purchase agreement with MGNG (see Note 21). Aggregate future commitments under the gas purchase long-term supply commitment are as follows:

For the Year Ending September 30,

        1996.......................................... $  32,004
        1997..........................................    31,250
        1998..........................................    31,748
        1999..........................................     8,009
                                                       ---------
                                                        $103,011
                                                        ========

        If MGNG fails to perform its obligations under this contract, there is no assurance that Marketing could fulfill its obligations under the Lone Star Contract in a manner which would permit Marketing to maintain its current profit margin on sales of natural gas.

        The Company also has a commitment to sell 7,356 mcf (thousand cubic feet) of natural gas at a fixed price from June 1, 1996 to May 31, 1999. The Company anticipates supplying the gas from new drilling. The Company's obligations to sell natural gas to MGNG are as follows:

For the Year Ending September 30,

                                                         MCF
                                              (Thousand of cubic feet)
                                              ------------------------

        1996............................................     817
        1997............................................   2,452
        1998............................................   2,452
        1999............................................   1,635
                                                           -----
                                                           7,356
                                                           =====

        Subsequent to September 30, 1995, Production entered into a swap agreement to hedge 16% of the gas to be sold to MG at a fixed price. The hedged price was less than the fixed price resulting in a future profit to the Company of approximately $200. Production has not yet hedged the other 84% of the gas that must be delivered to MGNG under the contract. If gas prices increase above the fixed price to MGNG, Production could incur a loss if it buys or produces the gas to supply MGNG on the remaining unhedged volumes.

        Management Agreements

        The Company has two long-term management agreements with Terrapin Resources, Inc. ("Terrapin") to provide accounting and management with respect to the Company's exploration and production assets. Terrapin is wholly-owned by an officer of the Company. Obligations under these agreements are as follows:

For the Year Ending September 30,

        1996............................................$   530
        1997............................................    396
        1998............................................    412
        1999............................................    283
                                                        -------
                                                         $1,621
                                                         ======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The Company also has two management agreements with subsidiaries of MG to manage certain pipeline and gas marketing functions. Obligations under these management agreements are as follows:

For the Year Ending September 30,

        1996........................................... $    420
        1997...........................................      437
        1998...........................................      454
        1999...........................................      317
                                                          ------
                                                          $1,628
                                                          ======

        Additionally, the Company's natural gas marketing and pipeline segment sells substantially all of its natural gas to only one customer -- Lone Star. Sales to Lone Star by the Natural Gas Marketing and Transmission segment aggregated $70,318, $61,228 and $56,641 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. Approximately 19% of Lone Star' requirements under the gas sales contract are supplied from wells operated by the Company. The balance of these requirements are purchased from MGNG pursuant to a gas purchase contract. If MGNG were to fail to perform its obligations under this contract, there could be no assurance that the Company could fulfill its obligations under the Lone Star Contract in a manner which would permit the Company to maintain its current profit margin on sales of natural gas.

        Legal Proceedings

        Long-Term Supply Agreement

        In 1993, IRLP entered into a Long-Term Supply Agreement (the "LTSA") with Shell Canada Limited and Salmon Resources Ltd. (collectively "Shell") for the supply of Caroline Condensate feedstock to the Indian Refinery. MGRM agreed to be the alternate purchaser under the LTSA in the event IRLP should fail to perform. On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP and MGRM (the "Shell Litigation"). The complaint alleged that MGRM failed to provide Shell with adequate assurances, pursuant to a request under the Illinois Commercial Code, concerning its role as "alternate purchaser" under the LTSA, and that as a result, MGRM repudiated the LTSA pursuant to provisions of the Illinois Commercial Code. The complaint further alleged that the LTSA should be terminated because its purpose has been frustrated and the performance has become impossible.

        On October 2, 1995, Shell unilaterally terminated its performance under the LTSA and ceased delivering Caroline Condensate to the Indian Refinery. On January 16, 1996, Shell filed an amended complaint, which adds a claim for $10,000 in damages based upon alleged undercharges and other breaches of the LTSA. Management believes the claim of Shell is without merit.

        On December 12, 1995, IRLP sold the Indian Refinery to American Western (see Note 3). As part of the sale, American Western assumed all liabilities and expenses associated with the LTSA litigation. American Western is currently pursuing this litigation against Shell.

        Powerine Arbitration

        On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MGTFC, including $10,828 of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

        a. MG released Powerine from all liens and claims.

        b. MG loaned the Company $10,000.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        c. Powerine transferred its claim with respect to the Disputed Amount to the Company.

        d. The claim with respect to the disputed Amount was submitted to binding arbitration (the "Powerine Arbitration").

        e. MG can offset the $10,000 loan to the Company against the $10,000 note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

        The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled and MG will still owe the Company its $10,000 note (due October 14, 1997). If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note from MG will be discharged. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note.

        On September 8, 1995, the Company filed its Statement of Claim and Memorandum. On December 6, 1995, MG filed its Notice of Defense and Response to Claimant's Statement of Claim and Memorandum. The Company filed a reply on February 14, 1996 and the parties are proceeding with discovery as to the amount of damages. The Company expects the arbitration to be settled during the fourth quarter of fiscal 1996.

        In January 1996, MG did not pay interest on the $10,000 note when such interest was due. As a result, the entire note is due to be paid to the escrow account for the Powerine Arbitration. The Company has demanded that MG pay the entire note.

        Swap Agreement

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MGNG and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1,200 of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $1,356 plus interest under the Swap Agreement. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim, expects to prevail and expects to recover its $707 receivable.

NOTE 17 -- EMPLOYEE BENEFIT PLANS:

        Prior to October 1, 1995, the Company did not sponsor any employee benefit plans; however, employee benefit plans of the Company's consolidated group were maintained by IRLP and Powerine. Effective October 1, 1995, the Company adopted a 401(k) plan for its employees.

        Defined Benefit Pension Plan:

        IRLP established a defined benefit retirement plan (the "IRLP Retirement Plan") commencing January 1, 1991. All employees of IRLP on January 1, 1991, including officers, were eligible for benefits under the IRLP Retirement Plan and all employees joining IRLP after January 1 were eligible after attaining
20.5 years of age and six months of service with IRLP. Beginning in the 1994 fiscal year, employees of Indian Powerine L.P. ("IPLP") were included in the IRLP Retirement Plan.

        The charge against discontinued operations for the years ended September 30, 1995, 1994 and 1993 was $889, $1,280, and $716, respectively.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Net periodic pension cost included the following components:

                                                           September 30,
                                                      -----------------------
                                                      1995      1994     1993
                                                      ----      ----     ----

 Cost of benefits earned during the period........    $866     $1,165     $694
 Interest cost on projected benefit obligation....     250        206       95
 Actual return on assets..........................    (486)      (185)    (263)
 Net amortization and deferral....................     259         94      190
                                                      ----     ------    -----
                                                      $889     $1,280     $716
                                                      ====     ======     ====

Significant assumptions used in the actuarial calculations were as follows:

      Discount rate...............................    7.25%       8.5%     7.0%
      Rate of increase in compensation level.....     5.25%       6.0%     6.0%
      Expected long-term rate of return on assets.    9.00%       9.0%     9.0%

        A reconciliation of the plan's funded status to amounts included in the consolidated balance sheet follows:

                                                                                         September 30,
                                                                            ---------------------------------------
                                                                            1995              1994             1993
                                                                            ----              ----             ----

Actuarial present value of benefit obligations:

   Vested benefit obligation.........................................      ($2,288)        ($     19)       ($     20)
                                                                            ======          ========         ========
   Accumulated benefit obligation....................................      ($2,543)          ($1,416)         ($1,108)
                                                                            ======            ======           ======
   Projected benefit obligation......................................      ($4,782)          ($3,085)         ($2,421)
Plan assets at fair market value.....................................        3,519             1,857            1,401
                                                                           -------           -------          -------
Projected benefit obligation (in excess of) plan assets..............       (1,263)           (1,228)          (1,020)
Unrecognized net gain (loss).........................................         (118)             (451)             229
Unrecognized prior service cost......................................           40                44              163
                                                                           -------         ---------          -------
Pension liability recognized in the consolidated balance sheets......      ($1,341)          ($1,635)         ($  628)
                                                                            ======            ======           ======


        Employees are generally entitled to an annual retirement benefit based on their average earnings. Plan assets were invested in money market funds and short-term investments.

        On December 12, 1995, the Indian Defined Benefit Pension Plan was transferred to American Western (see Note 3). In addition, American Western assumed all pension liabilities associated with the Plan. At September 30, 1995 such accrued pension liabilities aggregated $1,341.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Defined Contribution Plan

        Powerine maintained a defined contribution plan (the "Powerine Retirement Plan") for the majority of its employees. Powerine made contributions to the retirement plan at the end of each plan year equal to 2.5 percent of each participant's compensation equal to or less than the social security taxable wage base ("Wage Base"), plus 5 percent of the participant's compensation in excess of the Wage Base, subject to certain limitations. Contributions were invested in various investments as directed by the Powerine Retirement Plan's administrative committee, primarily combinations of common trust funds. Powerine's contribution to the Powerine Retirement Plan and amounts charged to discontinued operations for the years ended September 30, 1995 and 1994 approximated $531 and $484, respectively. On August 31, 1995, the Powerine Retirement Plan was terminated.

        401(k) Plans

        IRLP

        IRLP sponsored a tax savings 401(k) plan (the "IRLP 401(k) Plan") for its employees. Employees hired prior to January 1, 1991 became eligible to participate in the IRLP 401(k) Plan when hired. Employees hired during the period from January 1, 1991 to January 31, 1991 became eligible to participate in the IRLP 401(k) Plan on July 1, 1991 (if still employed). All employees hired after January 31, 1991 became eligible to participate in the IRLP 401(k) Plan on the January 1 immediately following the date on which the employee has completed 500 hours of eligible service in a six-month period. During fiscal 1994 the plan was expanded to include employees of IPLP and the Company.

        Employees participating in the IRLP 401(k) Plan could authorize IRLP to contribute up to 15% of their gross compensation to the IRLP 401(k) Plan. IRLP would match such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the IRLP 401(k) Plan could not exceed thresholds set by the Secretary of the Treasury. During the years ended September 30, 1995, 1994 and 1993, the Company's and its subsidiaries' contributions to the IRLP 401(k) Plan aggregated $480, $467 and $393, respectively.

        On December 12, 1995, the IRLP 401(k) Plan was transferred to American Western (see Note 3).

        Powerine

        Powerine sponsored a 401(k) plan (the "Powerine 401(k) Plan") for the majority of its employees. Under the terms of the plan, Powerine matched 50% of the voluntary employee contributions to the plan up to a maximum of 6% of the participant's compensation. Contributions were invested in various combinations of common trust funds comprising the investment options available to and directed by the participant. For the years ended September 30, 1995 and 1994, Powerine's contributions to the plan were $380 and $282, respectively. Such contributions were charged to discontinued operations. On August 31, 1995, the Powerine 401(k) Plan was terminated.

        Post Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post retirement benefits to employees.

NOTE 18 -- STOCKHOLDERS' EQUITY

        Effective November 18, 1992, the Company issued 300,000 shares of its common stock to certain nominees of MGRM, including three individuals who were at that time directors of the Company, in return for MGRM's agreeing to provide performance assurances of IRLP's obligations in conjunction the LTSA (see Note
16).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        In connection with the May 1993 extension and restructuring of the Indian Offtake Agreement, the Revolving Credit Facility, the Subordinated Note, the MGTFC Credit Agreement and the provision by MG AG (see Note 15) and MG of support agreements required by the senior lender under the Senior Facility, on May 11, 1993, the Company issued to MG or its nominees 1 million shares of the Company's common stock, 7-year warrants to purchase 1,975,000 shares of the Company's common stock at a purchase price of $11.00 per share and a $5,500 convertible debenture with a maturity of December 31, 1996. The value of the securities issued was based upon the estimated fair value of such securities, was recorded as deferred assets and was amortized over the lives of the related agreements.

         On September 16, 1993, the Board of Directors of the Company authorized a 1-for-2 reverse stock split which became effective November 12, 1993. All share and per share amounts have been restated to give effect to the 1-for-2 reverse stock split.

         On December 2, 1993, the Company consummated a public offering of its common stock. Pursuant to the terms of the offering, the Company sold 2,800,000 shares of common stock to the public and 700,000 shares of common stock to MG at a gross offering price of $15.00 per share. The offering resulted in aggregate net proceeds to the Company of $48,178. Of such amount, $30,800 was used to pay down various debt obligations of the Company owed to MGTFC. The remainder of such amount was used for general corporate purposes. As a result of the offering, MG's percentage ownership of the Company's common stock was reduced from approximately 49% to approximately 41%. All treasury stock of the Company was reissued in conjunction with the offering.

         On April 21, 1994, the Board of Directors of the Company adopted a Stockholder Rights plan under which one preferred stock purchase right has been distributed for each outstanding share of the Company's common stock. Each right initially entitles holders of common stock to buy one-hundredth of one share of a new series of preferred stock at an exercise price of $35.00. The rights will be exercisable only if a person or group, without the prior approval of the Company's Board of Directors, acquires 15% or more of the outstanding common stock or announces a tender offer as a result of which such person or group would own 15% or more of the common stock. If a person to whom these provisions apply becomes a beneficial owner of 15% or more of the outstanding common stock, each right (other than rights held by such acquiring person) will also enable its holder to purchase common stock (or equivalent securities) of the Company having a value of $70.00 for a purchase price of $35.00. In addition, if the Company is involved in a merger or other business combination with another entity, at or after the time that any person acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at $35.00 per right, common shares of such other entity having a value of $70.00

         On September 9, 1994, the Company acquired and cancelled 3,600,000 shares of its common stock from MG. On October 14, 1994, 969,000 shares of common stock were surrendered by MG and cancelled by the Company, reducing MG's ownership of the Company's common stock to zero. In addition, the convertible debenture was cancelled and all warrants except for 22,500 warrants were cancelled (see Notes 3 and 19).

         The Company is currently precluded from paying dividends as a result of restrictions under the Replacement Credit Facility (see Note 15). Such restrictions will be removed once the Replacement Credit Facility lender is repaid. In addition, both of the Company's natural gas marketing and transmission subsidiaries are precluded from paying dividends to the Company pursuant to provisions of the GECC loan.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 19 -- STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 1995 are as follows (in whole units):

                                                                              Non-          Incentive
                                                              Incentive     Qualified         Plan           Other
                                                Warrants       Options       Options         Options        Options         Total
                                                --------       -------       -------         -------        -------         -----
Outstanding-September 30, 1992.............      20,000       101,000       302,500                         55,000         478,500
Issued.....................................   1,975,000                       7,500         195,000         45,000       2,222,500
Exercised..................................     (20,000)                     (7,500)                                       (27,500)
Cancelled..................................                   (98,500)     (172,500)                        (7,500)       (278,500)
Expired....................................                                 (20,000)                                       (20,000)
                                             ----------      --------      ---------        -------        -------       ---------
Outstanding-September 30, 1993.............   1,975,000         2,500       110,000         195,000         92,500       2,375,000
Issued.....................................                                                 434,000        100,000         534,000
Exercised..................................                                                                 (5,000)         (5,000)
Cancelled..................................                                                (100,000)                      (100,000)
Expired....................................  (1,055,000)                    (17,500)        (41,666)        (7,500)     (1,121,666)
                                              ---------      --------      --------        --------      ----------      ---------
Outstanding-September 30, 1994.............     920,000         2,500        92,500         487,334        180,000       1,682,334
Issued.....................................                                                 115,000                        115,000
Exercised..................................                                                                (35,000)        (35,000)
Expired....................................    (897,500)                    (25,000)        (58,500)       (10,000)       (991,000)
                                             ----------     ---------      --------        --------        -------       ---------
Outstanding-September 30, 1995.............      22,500         2,500        67,500         543,834        135,000         771,334
                                             ==========     =========      ========         =======        =======       =========

Reserved at September 30, 1995                   22,500         2,500        67,500         562,500        135,000         790,000
                                             ==========     =========      ========         =======        =======       =========

Reserved at September 30, 1994                  920,000         2,500        92,500         562,500        180,000       1,757,500
                                             ==========     =========     =========         =======        =======       =========

Exercisable at September 30, 1995..........           0         2,500        67,500         284,627        128,333         482,960
                                             ==========     =========     =========         =======        =======       =========


Become exercisable during fiscal year ended:

   September 30, 1996......................                                                 139,707          6,667         146,374
   September 30, 1997......................                                                 100,750                        100,750
   September 30, 1998......................                                                  18,750                         18,750
                                                                                            -------      ---------      ----------
                                                                                            259,207          6,667         265,874
                                                                                            =======      =========      ==========
Exercise prices at:

   September 30, 1995......................      $11.00         $6.00         $6.00         $ 8.50-        $11.00-
                                                                                            $14.25         $12.25

   September 30, 1994......................      $11.00         $6.00         $6.00-        $10.25        $  5.75-
                                                                              $8.50         $14.25         $12.25

   September 30, 1993......................      $11.00         $6.00         $6.00-        $12.25        $  5.36-
                                                                              $8.50                        $11.00

   Exercise Termination Dates..............        2000          1997          1997           2005           2004

         Effective May 18, 1992, the Company's Board terminated the existing stock plans. Unexercised options to purchase 205,000 shares of common stock awarded under the prior plans continued to be governed by the terms of the prior plans.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         The Incentive Plan provides that an aggregate of 562,500 shares of common stock of the Company will be available for awards in the form of stock options, including incentive stock options and nonqualified stock options generally at prices at or in excess of market prices at the date of grant.

         The Incentive Plan also provides that each outside director of the Company will annually be granted an option to purchase 5,000 shares of common stock at fair market value on the date of grant.

         In conjunction with the MG Settlement, certain warrants were cancelled (see Note 3). The remaining 22,500 warrants cannot be exercised without the Company's consent. The Company intends to withhold its consent.

         In addition to stock options and warrants, the Company has issued the following stock appreciation rights:

                                                                                  Measurement Price
                                                   ------------------------------------------------------------------------------
                                                   $5.00           $6.00          $8.00         $12.50        $13.00        Total
                                                   -----           -----          -----         ------        ------        -----
Outstanding-September 30, 1992...............    300,000          67,500         175,000                                  542,500
Issued.......................................                    112,500          60,000      150,000        36,667       359,167
Exercised....................................                                     (6,667)                                  (6,667)
Cancelled....................................                                    (87,500)                                 (87,500)
                                               ---------        --------         -------      --------       ------      --------
Outstanding-September 30, 1993...............    300,000         180,000         140,833      150,000        36,667       807,500
Exercised....................................   (300,000)        (67,500)        (20,000)                                (387,500)
Cancelled....................................                                    (13,333)                                 (13,333)
                                               ---------        --------         -------      --------       ------       -------
Outstanding-September 30, 1994...............         --         112,500         107,500      150,000        36,667       406,667
Exercised....................................                   (112,500)        (20,000)                                (132,500)
                                               ---------         -------         -------      -------        ------       -------
Outstanding-September 30, 1995...............         --              --          87,500      150,000        36,667       274,167
                                               =========         =======         =======      =======        ======       =======

         Subsequent to September 30, 1995, all 274,167 stock appreciation rights outstanding at September 30, 1995 were cancelled in return for severance payments to officers of IRLP.

         The stock appreciation rights entitled the holder to cash compensation equal to the difference between the price per share of the Company's common stock and the measurement price with respect to the number of rights issued, subject to adjustment. Costs associated with stock appreciation rights were recorded over the relevant period of employment. During the years ended September 30, 1995, 1994 and 1993, the Company recorded (income) expense related to stock appreciation rights of ($1,162),$4,848 and $2,268, respectively.

NOTE 20 -- INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                 September 30,
                                                                                    ----------------------------------------
                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
Provision for (benefit) income taxes:
   Current:
       Federal..............................................................     $  1,852          $  2,877         $  3,006
       State................................................................           22               549
   Deferred:
       Federal..............................................................       20,157            28,702            4,216
       State................................................................        2,532           (14,827)             903
   Adjustment to the valuation reserve for deferred taxes:
       Federal..............................................................       29,415           (34,701)         (38,874)
       State................................................................        3,695            17,926           (5,221)
                                                                                 --------          --------        ---------
                                                                                  $57,673         $     526         ($35,970)
                                                                                  =======         =========          =======
Intraperiod tax allocation of tax provision (recovery):
   Continuing operations....................................................      $37,823          ($17,077)        ($44,081)
   Discontinued operations..................................................       19,850            17,603            8,111
                                                                                 --------          --------        ---------
                                                                                  $57,673        $      526         ($35,970)
                                                                                  =======        ==========          =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)




         The intraperiod tax allocation was made pursuant to FAS 109.

         Deferred tax assets (liabilities) are comprised of the following at September 30, 1995 and 1994:

                                                                                                        September 30,
                                                                                                   ----------------------
                                                                                                    1995             1994
                                                                                                    ----             ----
Operating loss and other tax carryforwards...................................................     $23,786         $65,467
Depletion accounting.........................................................................      (1,398)           (814)
Depreciation.................................................................................      (6,232)        (29,327)
Amortization (gas contracts).................................................................       2,553           3,369
Discontinued net refining assets, including environmental....................................      18,557          11,586
Installment sale accounting..................................................................      (4,000)
Other........................................................................................      (3,107)          2,621
                                                                                                 --------        --------
                                                                                                   30,159          52,902
Valuation allowance..........................................................................     (33,110)
                                                                                                  -------         -------
                                                                                                ($  2,951)        $52,902
                                                                                                 ========         =======

Deferred tax assets - current................................................................    $  4,623         $68,088
Deferred tax liabilities - non-current.......................................................      (7,574)        (15,186)
                                                                                                ---------         -------
                                                                                                ($  2,951)        $52,902
                                                                                                 ========         =======

         Upon adoption of FAS 109, the Company recorded an asset of $73,909 and provided a valuation reserve against the asset of $65,395. During fiscal 1993, the Company reduced the valuation reserve based upon the Company's entering into certain long-term purchase and sale commitments, refinancing its debt and the related earnings projections. At September 30, 1994, the Company adjusted its valuation reserve such that the remaining deferred tax assets approximated the net tax benefit that the Company expected to realize from its net operating loss carryforwards as a result of the gain realized from the MG Settlement (See Note
3). As a result of unanticipated delays and larger than expected losses in the sale of its refineries, the Company did not realize all of its tax carryforwards. As a result, the Company provided a $31,955 valuation reserve at December 31, 1994 which was subsequently adjusted to a $33,110 valuation reserve at September 30, 1995.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                            Year Ended September 30,
                                                                                    ---------------------------------------
                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
Tax at statutory rate.......................................................       $25,400           $13,805         $  8,174
State taxes, net of federal benefit.........................................         4,063             2,371            1,081
Non-deductible goodwill amortization........................................         1,855               311
Change in tax rate..........................................................                                           (1,130)
Changes in prior year's estimates...........................................        (6,847)
Changes in valuation allowance..............................................        33,110           (16,775)         (44,095)
Other.......................................................................            92               814
                                                                                   -------          --------         ---------
                                                                                   $57,673          $    526         ($35,970)
                                                                                   =======          ========          =======

         The tax provision (benefit) applicable to discontinued operations - refining differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

                                                                                            Year Ended September 30,
                                                                                    ---------------------------------------
                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
Income (loss) before income taxes - discontinued operations - refining......      $60,787           $40,180          $20,446
                                                                                  =======           =======          =======

Tax at statutory rate.......................................................      $21,275           $14,063         $  7,163
State taxes, net of federal benefit.........................................        3,403             2,416              948
Non-deductible goodwill amortization........................................        1,855               311
Change in prior year's estimate.............................................       (6,847)
Other.......................................................................          164               813
                                                                                  -------        ----------         --------
                                                                                  $19,850           $17,603         $  8,111
                                                                                  =======           =======         ========

         At September 30, 1995, the Company had the following tax carryforwards available:

                                            Federal Tax
                                     ---------------------------
                                                     Alternative
                                                       Minimum
                                      Regular            Tax
                                      -------        -------------

Net operating loss...................  $39,459         $48,972
Alternative minimum tax credits......  $ 2,650             N/A
Statutory depletion..................  $12,364         $12,364
Investment tax credit................  $   414             N/A

         The net operating loss and investment tax credit carryforwards expire from 1996 through 2008. Of the Company's net operating losses, approximately $24,881 (approximately $23,536 for alternative minimum tax purposes) are applicable to subsidiaries acquired by the Company and may only be used to offset future taxable income of the acquired companies which generated the loss. Similar restrictions apply to all of the Company's investment tax credit carryforwards and approximately $9,000 of the Company's statutory depletion carryforwards.

         On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss became subject to an annual limitation of $7,845. Such annual limitation, however, is increased by the amount of net built in gain at the time of the change of ownership. Such net built-in gain approximates $191,552. During fiscal 1995, the Company utilized $116,236 of its net operating loss, including $108,391 of built-in gain, to offset the gain from the MG Settlement (see Note
3).

         The Company also has approximately $35,750 in individual state tax loss carryforwards available at September 30, 1995. Such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company previously incurred refining losses and currently has only minor operations and no current plans for future operations.

NOTE 21 -- RELATED PARTIES

         During the fiscal year ended September 30, 1994 and 1993, the Company conducted several transactions with its principal shareholder, MG, and its subsidiaries. As a result of the MG Settlement on October 14, 1994, MG's ownership of the Company was reduced to zero and MG was thereafter no longer a related party. The following summarizes the MG subsidiaries with which the Company and its affiliates conducted transactions, and the nature and dollar amount of such related party transactions.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         The MG affiliates and subsidiaries which the Company engaged in transactions were as follows:

             Metallgesellschaft Corp. A.G. ("MG AG"), German parent
                Metallgesellschaft Corp. ("MG"), U.S. subsidiary
            MG Refining and Marketing, Inc. ("MGRM"), U.S. subsidiary
                MG Trade Finance Corp. ("MGTFC"), U.S. subsidiary
                    MG Futures, Inc. ("MGF"), U.S. subsidiary
                 MG Natural Gas Corp. ("MGNG"), U.S. subsidiary
                   MG Gathering Corp ("MGG"), U.S. subsidiary
               MGPC Petcoke, Inc. ("MG Petcoke"), U.S. subsidiary

         All of the above U.S. subsidiaries are directly or indirectly wholly-owned by MG which, in turn, is indirectly owned by MG AG.

         The fiscal 1993 and 1994 transactions with MG and its affiliates are as follows:

                                                                                                 Dollar Volume of
                                                                                                 Transaction Year Ended
                Parties                                                                               September 30,
       ------------------------------                                                          ----------------------------
          Company                MG                         Description                          1994                  1993
       --------------          ------                       -----------                          ----                  ----

IRLP                            MGTFC           Interest paid by IRLP to MGTFC on                 $1,147             $1,537
                                                MGTFC Subordinated Note.
IRLP, IPLP                      MG              Payments by IRLP and IPLP to MG for              $50,257           $527,300
                                                crude oil and feedstock supply.
IRLP, IPLP & Powerine           MG              Payments of fees to MG with respect to            $2,614             $1,415
                                                feedstock supply and credit agreements.
IRLP                            MGRM            Payments by MGRM to IRLP under swap               $3,082                $18
                                                (hedging) agreement with respect to crude
                                                oil.

Powerine                        MGRM            Payments by Powerine to MGRM for the             $47,129
                                                supply of crude and oil.
Powerine                        MG Petcoke      Payment by MG Petcoke to Powerine for             $2,516
                                                purchase of coke.
Pipeline & Marketing            MGTFC           Payment by Pipeline and Marketing of a                               $3,206
                                                syndication fee for a loan to purchase the
                                                ARCO properties.

Castle Energy Corporation       MGTFC           Payment by the Company of interest on                                $7,734
                                                credit agreement loan.
IRLP                            MGTFC           Payment by IRLP to MGTFC for lease                   $85               $109
                                                catalyst costs.
IRLP                            MGTFC           Payment by IRLP to MGRM for natural               $8,462             $7,260
                                                gas supplies.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



                                                                                                   Dollar Volume of
                                                                                                Transaction Year Ended
                Parties                                                                              September 30,
       ------------------------------                                                         -------------------------
          Company                MG                         Description                        1994                1993
       --------------          ------                       -----------                        ----                ----

IRLP, IPLP & Powerine           MGF             Payments by IRLP and Powerine to MGF                 $292            $622
                                                for brokerage services for hedging
                                                activities.

IRLP                            MGRM            Payments received by IRLP for sales of           $498,225        $525,690
                                                refined products to MGRM under the
                                                Indian Offtake Agreement.

Powerine                        MGRM            Payments received by Powerine for sales          $348,751
                                                of refined products to MGRM under
                                                Powerine Offtake Agreement.

IRLP                            MGRM            Payments by MGRM to IRLP for IRLP's               $11,899          $6,320
                                                operating the Indian Refinery at less than
                                                full capacity.

Pipeline                        MGG             Pipeline paid MGG for pipeline manage-               $148            $120
                                                ment services.
Marketing                       MGNG            Marketing paid MGNG for gas marketing                $240            $195
                                                services.
Marketing                       MGNG            Marketing paid MGNG for gas supplies              $31,069         $21,519
                                                under a long-term gas supply agreement

         In addition to the above-related party transactions with MG and its affiliates, the Company undertook the following related party transactions:

         Sale of Subsidiaries

         On March 31, 1993, the Company entered into an agreement to sell to Terrapin its oil and gas partnership management businesses for $1,100 ($800 note bearing interest at 8% per annum and $300 cash) which approximated book value. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by a former officer and director of the Company. In November 1994, this former officer and director rejoined the Company as an officer. In December 1994, the note was repaid.

         In conjunction with the sale of its partnership management business, the Company and Production entered into two management agreements with Terrapin to manage its exploration and production operations. Management fees incurred to Terrapin for the years ended September 30, 1995, 1994 and 1993 aggregated $579, $584 and $203, respectively.

         Purchase of IRLP Interests

        During 1993, the Company acquired the partnership units of IRLP it did not already own. Certain of these units were acquired from an officer of the Company for an aggregate of 262,500 stock appreciation rights, entitling the holder to cash compensation equal to the difference between the price per share of the Company's common stock and stated prices. In November 1994, 112,500 stock appreciation rights were exercised for $1,026 and the remaining 150,000 stock appreciation rights were surrendered as part of the Company's severance agreement with the officer for $500.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         Professional Fees

         An officer of the Company is also a partner in a law firm which served as general counsel to the Company. Legal fees incurred by the Company to this firm during the years ended September 30, 1995, 1994 and 1993 were $2,593, $5,101 and $1,343, respectively. On June 5, 1995, the officer resigned.

         A member of the Board of Directors is also a partner in a law firm which currently serves as general counsel for the Company. Legal fees paid by the Company to this firm during fiscal 1995 and 1994 approximated $1,225 and $806, respectively. On October 6, 1995, the partner in the law firm resigned as a director of the Company.

         Loan to Officer

         On February 26, 1993, an officer of a subsidiary of the Company was loaned $250. The principal amount of the loan was due and payable in full on the earlier of January 31, 1996 or the termination of the officer's employment. The loan accrued interest at the prime rate in effect on the date of the loan as adjusted each January 1. The officer terminated his employment on December 22, 1995. The loan and accrued interest was offset against compensation due to the officer as part of the officer's severance. In addition, the officer surrendered all stock appreciation rights which he held.

         CORE, Inc.

         In the first quarter of fiscal 1995, the Company decided to dispose of its refining operations. During the period from October 14, 1994 to September 29, 1995, the Company financed three attempts to sell one or both of its refineries to CORE, Inc. ("CORE") (previously SIPAC, Inc.). CORE is wholly-owned by a director of the Company. The director was also the President and Chief Operating Officer of the Company until January 1996. Pursuant to several agreements with CORE, the Company agreed to reimburse CORE for certain expenses incurred by CORE in attempting to raise financing for a management buyout of one or both of the Company's Refineries. Such agreements with CORE also provided that the Company would be reimbursed for most of such funding should CORE succeed in raising financing. In September 1995, the third CORE attempt to obtain financing for the management buyout failed. During the year ended September 30, 1995, the Company recorded $3,768 of expenses related to CORE. The Company is not responsible for any CORE expenses incurred after September 29, 1995.

         Payment of Legal Fees for Former Director

         In conjunction with the MG Settlement, the Company paid legal fees incurred by a director of the Company. For the years ended September 30, 1995 and 1994, such fees were $327 and $191, respectively. The director resigned in June 1995.

NOTE 22 - BUSINESS SEGMENTS

   Prior to August 14, 1989, when the Indian Refinery was acquired, the Company was involved in only one business segment, the exploration for and the production of oil and gas and administration of related oil and gas partnerships. Upon the acquisition of the Indian Refinery in August 1989, the Company became engaged in an additional business segment, refining. This segment had no operations until October 1, 1990. On December 3, 1992, the Company entered a third segment of the petroleum business - natural gas marketing. The Company disposed of its partnership administration business in June 1993 but continued its exploration and production business. As a result of the foregoing, the Company operated in three segments of the petroleum business during the fiscal years ended September 30, 1993, 1994 and 1995 - refining, natural gas marketing and exploration and production. As of September 30, 1995, the Company disposed of its refining segment (see Note 3).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements

              ("000's" Omitted Except Share and Per Share Amounts)


                                                                     Year Ended September 30, 1995
                                         --------------------------------------------------------------------------------------
                                                          Oil & Gas                            Eliminations
                                         Natural         Exploration                                and
                                           Gas               and             Refining            Corporate
                                        Marketing        Production       (Discontinued)           Items          Consolidated
                                        ---------        ----------       --------------       ------------       ------------

Revenues...........................     $74,675           $ 9,197                                ($ 4,273)          $  79,599
Operating income (loss)............      16,867             2,991                                  (4,995)             14,863
Identifiable assets................      72,724            25,272                                  18,908             116,904
Capital expenditures...............          47             4,022             $35,355                   4              39,428
Depreciation, depletion and
   amortization....................      11,385             2,770                                      77              14,232



                                                                     Year Ended September 30, 1994
                                         --------------------------------------------------------------------------------------
                                                          Oil & Gas                            Eliminations
                                         Natural         Exploration                                and
                                           Gas               and             Refining            Corporate
                                        Marketing        Production       (Discontinued)           Items          Consolidated
                                        ---------        ----------       --------------       ------------       ------------
Revenues...........................    $66,424          $  8,552                               ($  5,165)          $  69,811
Operating income (loss)............     10,643             2,402                                  (5,499)              7,546
Identifiable assets................     80,560            19,714            $469,149              77,068             646,491
Capital expenditures...............         21               956             218,088                 346             219,411(1)
Depreciation, depletion and
   amortization....................     11,360             2,092                                      66              13,518

----------------
(1) Includes $152,945 of additions related to the acquisition of Powerine.


                                                                     Year Ended September 30, 1993
                                         --------------------------------------------------------------------------------------
                                                          Oil & Gas                            Eliminations
                                         Natural         Exploration                                and
                                           Gas               and             Refining            Corporate
                                        Marketing        Production       (Discontinued)           Items          Consolidated
                                        ---------        ----------       --------------       ------------       ------------
Revenues...........................     $62,572           $10,124                                ($ 5,896)          $  66,800
Operating income (loss)............      10,866             3,244                                  (2,191)             11,919
Identifiable assets................      89,965            20,161            $230,647              51,965             392,738
Capital expenditures...............      27,909            13,592              35,695                                  77,196
Depreciation, depletion and
   amortization....................       9,495             2,696                                      30              12,221

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 23 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash, Cash Equivalents and Temporary Investments -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

       Note receivable - MG - at September 30, 1995, the Company had the following long-term note receivable:

             Note - MG                 $10,000                    8%

       The Company believes the interest rate on the note approximates the market value given the guarantee of the note by MG AG.

       Debt -- At September 30, 1995, the Company had the following debt with interest rates which were fixed:

GECC Loan.................................          $33,196           8.33%

       The Company has recently conducted negotiations with prospective lenders and has ascertained that an interest rate of approximately 10% would have been likely if the Company were to have refinanced the GECC Loan at September 30, 1995. Accordingly, the estimated fair market value of the GECC Loan at September 30, 1995, based upon an interest rate of 10%, and anticipated future cash flows is $32,688.

       All other debt is at rates tied to market indices and is considered to be stated at fair value.

       Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 24 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following information has been restated to reflect the discontinuance of refining operations, retroactively.

                                                        First               Second             Third              Fourth
                                                       Quarter              Quarter           Quarter             Quarter
                                                     (December 31)        (March 31)         (June 30)        (September 30)
                                                     -------------        ----------         ---------        --------------

Fiscal 1995:
   Revenues.......................................      $22,414            $22,915              $20,766          $13,504
   Operating income before interest and income
      taxes.......................................        4,784              5,253                4,383              443
   Net income (loss)..............................       14,084                 36               (1,873)           2,650
   Net income (loss) per share....................      $  1.97            $  0.01             ($  0.28)         $   .39

         See Note 3 for a discussion of the first quarter gain on the MG Settlement and the quarterly adjustments to the carrying value of net refining assets. Changes in the valuation reserve for deferred tax assets are discussed in Note 20.

        The sum of the quarterly per share amounts ($2.09) differs from the annual per share amount ($2.20) primarily because of the 969,000 shares of the Company's common stock acquired on October 14, 1994 as part of the MG Settlement (see Note 3).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

                                                           First             Second             Third              Fourth
                                                          Quarter            Quarter           Quarter             Quarter
                                                      (December 31)        (March 31)         (June 30)        (September 30)
                                                      -------------        ----------         ---------        --------------

Fiscal 1994:
   Revenues.......................................       $18,576            $20,668          $12,556               $18,011
   Operating income before interest and income
      taxes.......................................       $ 2,863            $ 3,782         ($   489)              $ 1,390
   Net income.....................................       $ 8,383            $ 6,699          $ 4,345               $19,490
   Net income per share...........................       $  0.82            $  0.56          $  0.37               $  1.73


         Net income for the quarter ended September 30, 1994 increased $16,775 because of a decrease in the Company's valuation reserve against the deferred tax assets. The decrease resulted from the recognition of additional tax benefits arising from the anticipated utilization of net operating losses and other tax carryforwards to offset taxable income derived from the MG Settlement.

NOTE 25 - SUBSEQUENT EVENTS

         On December 12, 1995, IRLP sold the Indian Refinery and related equipment to American Western (see Note 3).

         On January 16, 1996, Powerine merged into a subsidiary of EMC (see
Note 3).

         In December 1995, the Company received $2,725 from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation.

         Subsequent to September 30, 1995, the Company entered into a swap agreement to hedge its natural gas sale commitment to MGNG (see Note 16).

         On March 5, 1996, the Company engaged an investment banking firm to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor. The alternatives that may be recommended include the sale of assets, the sale of the Company, a merger with or joint venture with another company or other restructuring measures. If such is the case, future operations of the Company may be different from that contemplated herein.

         As discussed in Note 15, all of the cash flow generated by Pipeline and Marketing is dedicated to the repayment of the GECC loan. As a result, until the GECC loan is liquidated, cash flow from operations will not be sufficient to satisfy the Company's obligations. Accordingly, on March 14, 1996 the Company entered into a $3,800 credit commitment with a financial institution. Funds borrowed will be secured by the Company's exploration and production assets. The Company believes that the funds borrowed under the terms of this facility will allow it to satisfy its obligations during the next twelve months.

                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION
                                    (PARENT)
              CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

         The following represents the financial position, statements of operations and statements of cash flows for Castle Energy Corporation, the parent company, as of September 30, 1995, 1994 and 1993 and for the three periods then ended.

                            CASTLE ENERGY CORPORATION
                            CONDENSED BALANCE SHEETS
                     ("000's" Omitted, except share amounts)

                                                                                           Years Ended September 30,
                                                                                ---------------------------------------------
                                                                                  1995               1994             1993
                                                                                ---------         ----------       ----------
                                  ASSETS
Current assets:
   Cash....................................................................       $ 6,067          $   9,729       $      409
   Accounts receivable.....................................................                            2,673              858
   Deferred taxes..........................................................         4,623             68,088           14,520
   Other assets............................................................           140                 11              144
                                                                                ---------         ----------       ----------
          Total current assets.............................................        10,830             80,501           15,931
Deferred income taxes......................................................                                            34,595
Intercompany advances......................................................                            8,486           44,449
Other assets...............................................................           300                385            1,452
                                                                                ---------         ----------       ----------
          Total assets.....................................................       $11,130           $ 89,372         $ 96,427
                                                                                =========         ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Current portion - long-term debt........................................      $  2,750
   Accounts payable and accrued expenses...................................         7,337          $   4,908        $   2,783
   Income taxes payable....................................................           507                 86            3,006
                                                                                ---------         ----------       ----------
          Total current liabilities........................................        10,594              4,994            5,789
   Accumulated losses of subsidiaries in excess of investments:
       Exploration and production..........................................        (9,650)            (9,402)          (9,513)
       Refining (discontinued).............................................       (39,996)             2,798           70,301
       Natural gas transmission and marketing..............................       (34,462)            (8,825)          (4,738)
       CEC, Inc. ..........................................................           759
   Long-term debt, including intercompany debt.............................        34,674             42,875           42,875
   Other liabilities.......................................................                                             1,100
   Deferred income taxes...................................................         7,574             19,012
                                                                                ---------         ----------       ----------
          Total liabilities................................................       (30,507)            51,452          105,814
                                                                                ---------         ----------       ----------
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00;
         10,000,000 shares authorized; no shares issued
   Common stock, $.50; 25,000,000 shares authorized;
       6,693,646, 7,627,646 and 7,722,646 shares issued and
       outstanding in 1995, 1994 and 1993, respectively....................         3,347              3,814            3,891
   Additional paid-in capital..............................................        66,316             73,490           65,387
   Accumulated deficit.....................................................       (28,026)           (39,384)         (78,301)
                                                                                ---------         ----------       ----------
                                                                                   41,637             37,920           (9,023)
   Treasury stock - at cost (59,860 shares in 1993)........................                                             (364)
                                                                                ---------         ----------       ----------
                                                                                   41,637             37,920           (9,387)
                                                                                ---------         ----------       ----------
          Total liabilities and stockholders' equity (deficit).............       $11,130          $  89,372        $  96,427
                                                                                =========         ==========       ==========

                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION

                                    (PARENT)
                                    CONDENSED
                       CONDENSED STATEMENTS OF OPERATIONS
                                ("000's" Omitted)

                                                                                           Years Ended September 30,
                                                                                  -----------------------------------------
                                                                                   1995              1994              1993
                                                                                   ----              ----              ----
Revenues:
   Oil and gas sales.......................................................  $         9          $      15        $      12
   Management fees.........................................................        3,640              4,956            1,414
   Interest/dividend income................................................        5,352              3,354            2,426
                                                                                --------           --------         --------
                                                                                   9,001              8,325            3,852
                                                                                --------           --------         --------
Costs and expenses:
   General and administrative..............................................        6,820             10,631            2,265
   Oil and gas production..................................................            6                  6                4
   Interest expense........................................................        3,633              2,608            2,124
   Depreciation, depletion and amortization................................           77                 66               30
   Other...................................................................        1,909                541
                                                                                --------            -------          -------
                                                                                  12,445             13,852            4,423
                                                                                --------            -------          -------
Income (loss) before equity in undistributed earnings (losses) of
   subsidiaries and income taxes...........................................      (3,444)            (5,527)            (571)
Equity in undistributed earnings (losses) of subsidiaries:
     Exploration and production............................................          248              (111)            1,341
     Refining (discontinued)...............................................       44,866             38,537           17,865
     Natural gas transmission and marketing................................       25,636              4,087            4,718
     CEC, Inc. ............................................................          759
                                                                                --------           --------          -------
                                                                                  68,065             36,986           23,353
     Provision for (recovery of) income taxes..............................       53,168             (1,931)         (35,970)
                                                                                --------           --------          -------
   Net income (loss) before cumulative effect of change in accounting
       principle...........................................................       14,897             38,917           59,323
   Cumulative effect of a change in accounting principle - adoption of
       FAS 109.............................................................                                            8,514
                                                                                 -------            -------          -------
     Net income ...........................................................      $14,897            $38,917          $67,837
                                                                                 =======            =======          =======

                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION
                                    (PARENT)
                        CONDENSED STATEMENT OF CASH FLOWS
                                ("000's" Omitted)

                                                                                           Years Ended September 30,
                                                                                   ----------------------------------------
                                                                                    1995              1994             1993
                                                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before equity in undistributed earnings of subsidiaries and cumulative effect of a change in accounting,
       includes (provisions for) recovery of income taxes...................       ($56,613)       ($  3,596)        $ 35,399
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization.............................             77               66               30
       Deferred income taxes................................................         52,027               39          (38,976)
   Changes in assets and liabilities:
       (Increase) in accounts receivable....................................          2,673           (1,815)
       (Increase) decrease in other assets..................................           (129)            1,482           (1,342)
       Increase (decrease) in accounts payable and accrued expenses.........          2,850             (795)           5,652
       (Decrease) in other liabilities......................................                          (1,100)             (55)
                                                                                  ---------        ---------         --------
          Total adjustments.................................................         57,498           (2,123)         (34,691)
                                                                                  ---------        ---------         --------
          Net cash flows provided by (used in) operating activities.........            885           (5,719)             708
                                                                                  ---------        ---------         --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Proceeds from disposal of fixed assets ..................................             10
   Purchase of furniture, fixtures and equipment............................             (3)            (348)             (40)
   Business acquisition, net of cash acquired...............................                          (8,230)
                                                                                  ---------        ---------         --------
          Net cash provided by (used in) investing activities...............              7           (8,578)             (40)
                                                                                  ---------        ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net..............................            202           48,207               20
   Proceeds of sale of subsidiaries.........................................                                              265
   Loan from shareholder....................................................                                              250
   Purchase of treasury stock...............................................                                             (175)
   Investment in subsidiaries...............................................          3,590          (17,300)
   Intercompany (advances) loans............................................         (8,346)          (7,290)            (654)
                                                                                  ---------        ---------         --------
          Net cash provided by (used in) financing activities...............         (4,554)          23,617            (294)
                                                                                  ---------        ---------         --------
Net increase (decrease) in cash and cash equivalents........................         (3,662)           9,320              374
Cash and cash equivalents - beginning of period.............................          9,729              409               35
                                                                                  ---------        ---------         --------
Cash and cash equivalents - end of period ..................................          6,067        $   9,729         $    409
                                                                                  =========        =========         ========

Supplemental schedule of noncash investing and financing activities:
   Purchase of Powerine Oil Company:
       Basis in assets acquired.............................................                       $ 186,867
       Cash paid for capital stock and transaction costs....................                          (8,230)
                                                                                                   ---------
          Basis in liabilities assumed......................................                       $ 178,637
                                                                                                   =========
Exchange of common stock:
   Fair value of debt issuance/extension, processing agreement, issuance
       costs, and offtake amendments........................................                                         $ 11,000
                                                                                                                     ========
   Acquisition of common stock in exchange for reduction in cash
       participations.......................................................                       $  39,817
                                                                                                   =========
Debt issued in exchange for debt extensions and offtake amendments..........                                         $  5,500
                                                                                                                     ========
Stock issued in exchange for support of supply agreement....................                                         $    855
                                                                                                                     ========
Sale of properties for note.................................................                                         $    600
                                                                                                                     ========
Options exercised for short-term receivable.................................                                         $     45
                                                                                                                     ========
Transactions with subsidiaries:

   Investment in IRLP.......................................................                                         $ 17,355
                                                                                                                     ========
   Investment in natural gas marketing and transmission.....................                                         $     20
                                                                                                                     ========
   Investment in exploration and production.................................                                         $     10
                                                                                                                     ========
   Transfer third party debt from Subsidiary to Parent......................                                         $ 37,125
                                                                                                                     ========

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and
Board of Directors
CASTLE ENERGY CORPORATION


         We have audited the consolidated financial statements of Castle Energy Corporation ("Company") listed in the accompanying index. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits.

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

         In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Castle Energy Corporation and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

         As described in Notes 1, 3, 15, 16, 18 and 21 to the consolidated financial statements, prior to the Company's settlement with Metallgesellschaft Corp. ("MG") in October 1994, extensive agreements, transactions and relationships existed between the two companies and their affiliates. In addition, MG was a significant shareholder of the Company. As a result of these relationships, the Company had been heavily reliant upon MG and its affiliates in the conduct of its refining operations and for its continued viability. The October 1994 settlement with MG significantly amended or terminated the relationship between the Company and its affiliates and MG and its affiliates and resulted in a $391 million gain. In 1995, the Company decided to discontinue its refining business and recorded a $323 million write down to reflect the estimated realizable value of its discontinued net refining assets. The Company's continuing business consists of natural gas marketing and transmission and oil and gas exploration and production and includes a long-term natural gas sales agreement with Lone Star Gas Company ("Lone Star Agreement"). Approximately 95% of its 1995 revenues from continuing operations were generated from the Lone Star Agreement.

         On March 14, 1996, the Company obtained a $3.8 million credit commitment from a financial institution. Funds borrowed will be secured by the Company's exploration and production assets. As described in Note 25, the Company believes that funds borrowed under the terms of this commitment will allow it to satisfy its obligations during the next twelve months. Also, as discussed in Note 25, on March 5, 1996, the Company engaged an investment banking firm to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor.

         As discussed in Note 2, the Company changed its method of accounting for income taxes effective October 1, 1992.



PRICE WATERHOUSE LLP


Philadelphia, PA
March 14, 1996

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        There have been no disagreements on any matter of accounting principles or financial statement disclosure with the Company's independent accountants during the fiscal years ended September 30, 1995, 1994 or 1993.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

        The Directors and executive officers of the Company and its significant subsidiaries are as follows:

                  Name                          Age                                   Position(s)
                  ----                          ---                                   -----------
Directors of the Company
------------------------
Joseph L. Castle II ....................        63          Chairman of the Board and Chief Executive Officer of the
                                                            Company
William S. Sudhaus......................        47          Director
Sidney F. Wentz.........................        63          Director
Martin R. Hoffmann......................        63          Director

Executive Officers of the Company
---------------------------------
Richard E. Staedtler....................        51          Senior Vice President, Chief Financial Officer and Chief
                                                            Accounting Officer of the Company
Steven J. Grenfell......................        31          Treasurer and Controller of the Company

Executive Officers of Significant
---------------------------------
Subsidiaries of the Company
---------------------------

Ryk J. Holden...........................        37          President of CEC Gas Marketing L.P. ("Marketing"), a wholly-
                                                            owned subsidiary of the Company
Harold W. Hawkins.......................        45          President of Castle Texas Pipeline L.P. ("Pipeline"), a wholly-
                                                            owned subsidiary of the Company
Timothy M. Murin........................        40          President of Castle Texas Production L.P. ("Production") and
                                                            Castle Exploration Company, Inc ("CECI"), wholly-owned
                                                            subsidiaries of the Company

         A description of the business experience of each of the directors, executive officers of the Company and executive officers of significant subsidiaries of the Company is as follows:

         Directors of the Company

         Joseph L. Castle II has been a Director of the Company since 1985. Mr. Castle is the Chairman of the Board of Directors and Chief Executive Officer of the Company, having served as Chairman from December 1985 through May 1992 and since December 20, 1993. Mr. Castle also served as President of the Company from December 1985 through December 20, 1993 when he reassumed his position as Chairman of the Board. Mr. Castle has worked in the energy industry in various capacities since 1971. Mr. Castle is a director of The Reading Company, Comcast Corporation, Charming Shoppes, Inc. and Mark Centers Trust, a real estate investment trust.

        William S. Sudhaus has been a director of the Company since February 1993. Mr. Sudhaus served as Executive Vice President of the Company since February 1993 and as President and Chief Operating Officer of the Company since December 1993. In addition, Mr. Sudhaus served as the Chairman and Chief Executive Officer of Indian Refining Limited Partnership ("IRLP"). Mr. Sudhaus also served as Chairman and Chief Executive Officer of Powerine Oil Company ("Powerine") from October 1993 to February 1995. Effective January 1, 1996, Mr. Sudhaus resigned from all positions with the Company and its subsidiaries except that of director of the Company. Mr. Sudhaus was also the Chairman and Chief Executive Officer of CORE Refining Corporation ("CORE") from March 1995. See "Certain Relationships and Related Transactions."

         Sidney F. Wentz has been Chairman of the Board of The Robert Wood Johnson Foundation, the nation's largest health care philanthropy, since June 1989. Commencing in 1967, he held several positions with Crum and Forster, an insurance holding company, retiring as Chairman and Chief Executive Officer in 1988. Previously, he was an attorney with the law firm of White & Case and then Corporate Attorney for Western Electric Company/AT&T. Mr. Wentz is a director of Ace Limited, a Bermuda-based insurance company, and a trustee for Morristown Memorial Hospital and Drew University.

         Martin R. Hoffmann has been a Senior Visiting Fellow at the Center for Technology, Policy and Industrial Development of the Massachusetts Institute of Technology since 1993 and a private business consultant since 1993. From 1989 to 1993, Mr. Hoffmann served as Vice President and General Counsel of Digital Equipment Corporation. Prior to assuming this position, Mr. Hoffmann practiced law as Managing Partner of the Washington, D.C. office of Gardner, Carton and Douglas from 1977 to 1989. Mr. Hoffmann also served in various capacities at the United States Department of Defense, including General Counsel from 1974 to 1975 and Secretary of the Army from 1975 to 1977. Mr. Hoffmann is also currently of counsel to the law firm of Skadden, Arps, Slate, Meagher & Flom.

         Executive Officers of the Company

        Richard E. Staedtler has been Senior Vice President and Chief Financial Officer of the Company since November 1994. Mr. Staedtler served as a Director of the Company from 1986 through September 1992, and as Chief Financial Officer of the Company from 1984 through June 1993, when he formed Terrapin Resources Corp. ("Terrapin") to purchase Minden Energy Corporation, then a wholly-owned subsidiary of the Company. Mr. Staedtler also serves as President of Terrapin, which provides certain administrative services to the Company. See "Certain Relationships and Related Transactions -- Transactions with Management and Others."

        Steven J. Grenfell has been Controller and Treasurer of the Company since January 1996. From August 1993 to December 1995, Mr. Grenfell served as Assistant Controller of the Company. From July 1992 to August 1993, Mr. Grenfell served as Controller of Technology Service Group, Inc. From September 1986 to July 1992, Mr. Grenfell was employed by Price Waterhouse LLP as a staff accountant, senior accountant and manager.

         Executive Officers of Significant Subsidiaries of the Company

        Ryk J. Holden is President of Marketing, a wholly-owned subsidiary of the Company engaged in gas marketing and gas merchant activities. Mr. Holden became President of Marketing in January 1995. From February 1993 until January 1995, Mr. Holden was a Vice President of Business Development and Supply of MG Natural Gas Corp. ("MGNG"), a subsidiary of Metallgesellschaft Corp. ("MG") and President of MG Gathering Corp. ("MGG"), an indirect subsidiary of MG. (See "Certain Relationships and Related Transactions.") From December 1987 through January 1993, Mr. Holden held various positions with ENRON Corp.

         Harold W. Hawkins became President of Pipeline in July 1995. From December 1992 until July 1995, Mr. Hawkins was the Manager of Operations for MGG. (See "Certain Relationships and Related Transactions.") From 1972 until 1993, Mr. Hawkins was employed in various supervisory roles by Atlantic Richfield Company ("ARCO").

         Timothy M. Murin has been the President of Production since December 1995 and has been the President of CECI since June 1993. From August 1986 to June 1993, Mr. Murin served as the Vice President - Exploration and Production of CECI.

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

         Based solely on a review of the copies of the reports which the Company received and written representations from certain persons, the Company believes that, except as set forth below, all such reporting persons complied with such requirements:

         W. Arthur Benson, a director of the Company until June 5, 1995, did not file a Form 4 report with respect to four transactions in June and July 1995, which transactions have since been reported on a Form 5.

         Richard E. Staedtler, the Company's Chief Financial Officer, was approximately three months late in filing a Form 5 for fiscal 1995 reporting one exempt grant of options.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table summarizes all compensation earned by the Named Executives for the Company's fiscal years ending September 30, 1993, 1994 and 1995. It should be noted that Messrs. Sudhaus, Wright, Gualtieri, and Hermes were all executive officers of one or more of the Company's refining subsidiaries during the three year period ending September 30, 1995. In addition, Mr. Sudhaus was the Chief Operating Officer of the Company from February 1993 until January 3, 1996. As of September 30, 1995, the Company had discontinued all refining operations. Mr. Wright resigned from all his positions with the Company's subsidiaries as of December 22, 1995. Messrs. Gualtieri and Hermes resigned from all their positions with the Company's subsidiaries effective December 31, 1995, as did Mr. Sudhaus, effective January 1, 1996. Mr. Sudhaus did, however, continue as a director of the Company.

                                                SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                           Compensation
                                                                              Awards
                                                                           ------------
                                                                            Securities
                                                 Annual Compensation        Underlying                          All Other
                                    Fiscal       --------------------        Options/       Severance          Compensation
Name and Principal Position          Year      Salary($)      Bonus($)       SARs(#)           (3)                 ($)
-----------------------------       ------     ---------      --------      ----------     -----------        --------------
Joseph L. Castle II..............    1995        $415,625     $  59,375
     Chairman of the Board,          1994         416,667       285,000                                        $    6,000(1)
     Chief Executive Officer and     1993         300,000                     $ 32,500                              9,000(1)
     Director of the Company
William S. Sudhaus...............    1995         450,000       157,500                        $240,000(4)
     Former President, Chief         1994         443,695       292,311         75,000                              6,000(1)
     Operating Officer of the        1993         409,690       122,907         37,500                              7,500(1)
     Company, former Chief
     Executive Officer of
     Powerine and IRLP and
     current Director of the
     Company
John D.R. Wright, III............    1995         279,083        65,000                                           308,000(2)(7)
     Former President and Chief      1994         273,114        50,000
     Operating Officer of IRLP       1993         260,250        50,000         87,500(2)
A. L. Gualtieri..................    1995         289,361        74,900                         140,000(4)         21,748(5)
     Former President and Chief      1994         333,754        53,202         50,000                            207,103(4)
     Operating Officer of             1993
     Powerine
David M. Hermes..................    1995         201,983       118,500                         304,000(4)        140,219(8)
     Former Senior Vice              1994         181,042       262,875         50,000
     President, Raw Material         1993         196,875        37,500         16,666
     Supply of Indian Powerine
     L.P., a wholly-owned
     subsidiary of the Company

---------------------

(1)  Directors' fees.

(2) Mr. Wright was granted 175,000 stock appreciation rights ("SARs") pursuant to a Bonus Payment Rights Agreement dated October 1, 1991 among Mr. Wright, IRLP and Indian Refining & Marketing, Inc. ("IR&M"), the general partner of IRLP. Pursuant to an Amendment to Agreement dated as of February 25, 1993, IR&M, IRLP and Mr. Wright agreed to reduce the number of SARs then held by Mr. Wright from 175,000 to 87,500. In addition, the terms of the SARs held by Mr. Wright were amended to provide that (a) until the aggregate amount received by Mr. Wright upon exercise of SARs equals $2 million, each SAR would be exercisable for the sum of (i) the amount (the "Basic Value") by which the average closing price of shares of Common Stock of the Company for the 20 trading days prior to the date of exercise exceeds the base price of $8.00, plus (ii) the Basic Value up to $11.42 (the "Incremental Value"); (b) thereafter and until the aggregate Basic Value of the SARs to be exercised equals the aggregate Incremental Value received by Mr. Wright described in (a) above, Mr. Wright would not receive any amount upon the exercise of SARs; and (c) thereafter, each SAR would be exercisable for the Basic Value. In January 1996, Mr. Wright surrendered his SARs as part of his severance agreement with IRLP in consideration for a payment of $308,000 see "Employment Agreements."

(3) Represents severance expense which, although accrued in fiscal 1995, was not paid until fiscal 1996.

(4)  Amounts paid as consideration for termination of prior employment contract.

(5)  Consists of car allowance and vacation payout.

(6)  Amounts paid as consideration for termination of prior employment contract.

(7) Proceeds received for surrender of SARs; recorded as expense in fiscal 1995 but paid in fiscal 1996.

(8)  Proceeds received for exercise of SARs.

Option Grants in Last Fiscal Year (Year Ended September 30, 1995)

         No options were granted to Named Executives during the fiscal year ended September 30, 1995.

Option/SAR Exercises And Option/SAR Values

         The following table shows the number of SAR's exercised during the year ended September 30, 1995 by Named Executives, the value realized upon such exercise and the total number of unexercised options and SARs held at September 30, 1995 by such officers. The table also shows the values for unexercised "in-the-money" options and SARs which represent the positive spread between the exercise price of such stock options or SARs and the fair market value of the shares of Common Stock as of September 30, 1995 which was $9.50 per share.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                           Number of
                                                                           Securities
                                                                           Underlying                Value of
                                                                          Unexercised               Unexercised
                                                                          Options/SARs             in-the-Money
                                                                       at Fiscal Year-End          Options/SARs
                                                                      (September 30, 1995)      at Fiscal Year-End
                                 Shares               Value                   (#)                       ($)
                               Acquired on           Realized             Exercisable/             Exercisable/
           Name               Exercise (#)             ($)               Unexercisable             Unexercisable
           ----              --------------           -----             ---------------           --------------
Joseph L. Castle II                    0                  -               91,875/8,125              $236,250/-
William S. Sudhaus                     0                  -              85,625/26,875                     -/-
John D.R. Wright, III                  0                  -                87,500/-                        -/-
A. L. Gualtieri                        0                  -              37,500/12,500                     -/-
David M. Hermes                   20,000(1)         140,219              50,000/16,667                     -/-

----------------

(1)  Represents the number of shares with respect to which SARs were exercised.

         Subsequent to September 30, 1995, Mr. Sudhaus surrendered all 150,000 of his SARs upon his resignation from the Company and Mr. Wright surrendered all 87,500 of his SARs as part of his severance agreement with IRLP. See "Employment Agreements":

Pension Plans

         The Company has no defined benefit pension plans.

         IRLP Retirement Plan. IRLP established a defined benefit retirement plan (the "IRLP Retirement Plan") commencing January 1, 1991. All employees of IRLP and IPLP, including officers, were eligible for benefits under the IRLP Retirement Plan commencing on the first January 1 after attaining 20.5 years of age and five years of service with IRLP or IPLP. The IRLP Retirement Plan is administered by a trustee and is funded at amounts required by the Employee Retirement Income Security Act of 1974, as amended.

         The table below shows the estimated annual retirement benefits at age 65 to participants in the IRLP Retirement Plan.

                               PENSION PLAN TABLE
                               ------------------

Average Earnings                     Years of Service(1)
----------------                     -------------------
                    15          20           25          30           35
                    --          --           --          --           --
$125,000         $14,880     $19,840      $24,800     $29,760      $34,720
$150,000 and      16,755      22,340       27,925      33,510       39,095
greater

---------------

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

         As of September 30, 1995, the Named Executives were credited under the IRLP Retirement Plan with the years of service indicated: William S. Sudhaus, five years; John D.R. Wright III, four years; and David M. Hermes, four years.

         On December 12, 1995, IRLP sold the Indian Refinery to American Western Refining L.P. ("American Western"), a subsidiary of Gadgil Western Corp ("Gadgil"). As part of the sale, the IRLP Retirement Plan was transferred to American Western.

Compensation of Directors

         All of the Outside Directors are paid director's fees of $25,000 per year. In addition, all Directors received fees for attending meetings of the Board of Directors. Until March 23, 1995, the fee per meeting was $1,500. Thereafter, it was reduced twenty-five percent (25%) to $1,125. Committee members also receive a fee for attending a committee meeting. Such fee was $500 per meeting until March 23, 1995 and $375 per meeting thereafter.

         In addition each Outside Director is granted an option to purchase 5,000 shares of Common Stock each calendar year on the earlier to occur of (a) the first trading day coinciding with or immediately following the fifteenth day after the Company's regular Annual Stockholders' Meeting or (b) the first trading day in May, for serving as a director. The Company issued to each of Messrs. Bonovitz and Sullivan options to purchase 5,000 shares of Common Stock at $11.75 per share for 1994 and options to purchase another 5,000 shares of Common Stock at $9.00 per share for 1995.

         In addition to the foregoing, Mr. Sullivan was paid a special fee of $40,000 related to meetings concerning the disposition of the Company's refining operations.

Employment Agreements

         Employment Agreements among the Company and certain of its subsidiaries and the Named Executives are described below:

         Effective January 1, 1994, Joseph L. Castle II entered into an Employment Agreement with the Company pursuant to which Mr. Castle agreed to serve as Chairman and Chief Executive Officer of the Company through December 31, 1995. This agreement provided for Mr. Castle to receive annual compensation at the rate of $475,000 plus cost of living increases and discretionary bonuses to be determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Mr. Castle's agreement also provided that he would be entitled to receive certain separation pay and benefits in the event that the Company fails to renew the agreement or following a change in control of the Company, as such event is described in the agreement. Under the agreement, a change in control included any person becoming the beneficial owner of more than 50% of the Company's voting stock or the sale of all or substantially all of the assets of the Company. Mr. Castle has agreed to waive any such payments which might have resulted from the Company's disposition of its refining operations. In addition, Mr. Castle's agreement provides certain benefits upon Mr. Castle's retirement from the Company. Upon retirement, subject to certain conditions set forth in the agreement, Mr. Castle will be entitled to receive, for life, 20% of his annual base salary, as defined in the agreement, or one of three actuarially equivalent benefits.

         Effective April 1, 1995, Mr. Castle's annual salary was reduced twenty-five percent (25%) to $356,250 with his consent. At September 30, 1995, Mr. Castle' accrued retirement benefits aggregated $984,577. The Company has not renewed Mr. Castle's employment agreement which expired December 31, 1995.

        Effective January 1, 1994, William S. Sudhaus entered into an Amended and Restated Employment Agreement with the Company pursuant to which Mr. Sudhaus agreed to serve as President and Chief Operating Officer of the Company and Chairman and Chief Executive Officer of IRLP and Powerine. This agreement provided for Mr. Sudhaus to receive annual compensation at the rate of $450,000 plus cost of living increases and bonuses based on the profitability of the refining subsidiaries, and discretionary bonuses to be determined by the Compensation Committee. The agreement also provided that Mr. Sudhaus would be entitled to receive certain separation pay and benefits following a change in control of the Company, as such event is defined in the agreement. Under the agreement, a change in control included any person becoming the beneficial owner of more than 50% of the Company's voting stock, any such person having nominated or designated more than 50% of the Company's directors, or the sale of all or substantially all of the assets of the Company.

         Effective April 1, 1995, Mr. Sudhaus agreed to a fifteen percent (15%) reduction in his annual salary to $382,500 but the agreement included a provision that such salary reduction would be restored retroactively under certain conditions, including the failure to consummate a management buyout of the Indian Refinery.

         Effective, January 3, 1996, Mr. Sudhaus resigned from all executive officer positions he held in the Company and its refining subsidiaries and the Company and Mr. Sudhaus entered into a severance agreement which was effective January 1, 1996. Under the terms of the severance agreement, Mr. Sudhaus received $240,000 from the Company and surrendered his 150,000 SARs to the Company for additional consideration of $500,000 to be paid over nine months. The Company has paid Mr. Sudhaus $351,112 through February 29, 1996. The remaining $388,888 is payable in equal monthly installments through September 30, 1996 but prepayment of the remaining balance is required upon the sale of substantially all of the Company's remaining assets or if certain financing is received by the Company.

         Mr. Sudhaus remains a director of the Company.

         On October 1, 1991, John D.R. Wright, III entered into an Employment Agreement with IR&M and IRLP, as amended on February 25, 1993, pursuant to which Mr. Wright agreed to serve as President and Chief Operating Officer of IR&M through January 31, 1996. This agreement provided for Mr. Wright to receive annual compensation at the rate of $250,000 plus cost of living increases and bonuses based on achievement of certain targeted levels of performance by the Indian Refinery and based on the profitability of IRLP. Mr. Wright's agreement also provided that he would be entitled to receive certain separation pay and benefits following a change in control of IRLP, as such event is described in the agreement. Under the agreement, a change in control occurs if neither the Company nor MG owns at least 50% of the equity interests in IRLP or if IRLP no longer owns at least 50.01% of the Indian Refinery. In connection with Mr. Wright's agreement, Mr. Wright was also a party to a Bonus Payment Rights Agreement, dated October 1, 1991, as amended on February 25, 1993, with IR&M and IRLP pursuant to which Mr. Wright received 87,500 SARs from IR&M.

         Effective April 1, 1995, Mr. Wright agreed to a fifteen percent (15%) salary reduction but the related agreement included a provision that such reduction would be restored under certain conditions, including the failure to consummate a management buyout of the Indian Refinery. Subsequent to September 30, 1995, Mr. Wright's salary reduction was restored retroactive to April 1, 1995.

        On December 22, 1995, Mr. Wright resigned from all positions he held in IR&M and IRLP. In January 1996, the Company and Mr. Wright entered into a severance agreement whereby Mr. Wright was paid $308,000 and Mr. Wright agreed to surrender the 87,500 SARs he owned. The $308,000 consisted of $58,000 cash and the discharge of a $250,000 note owed to IR&M by Mr. Wright.

         On April 1, 1994, A. L. Gualtieri entered into an Employment Agreement with Powerine, a wholly-owned refining subsidiary, pursuant to which Mr. Gualtieri agreed to serve as President and Chief Operating Officer of Powerine through December 31, 1995. This agreement provided for Mr. Gualtieri to receive annual compensation at the rate of $280,000 plus cost of living increases and discretionary bonuses based on achievement of certain targeted levels of performance of Powerine as determined by the Compensation Committee. Mr. Gualtieri's agreement also provided that he would be entitled to receive certain separation pay and benefits following a change in control of Powerine, as such event is described in the agreement. Under the agreement, a change in control includes any person becoming the beneficial owner of more than 50% of the Company's or Powerine's voting stock or the sale of all or substantially all of the assets of Powerine. Mr. Gualtieri was elected Chairman and Chief Executive Officer of Powerine, in addition to President, in February 1995.

        In November 1995, Mr. Gualtieri informed Powerine that he would resign as of December 31, 1995. Powerine and Mr. Gualtieri were unable to agree upon the amount of compensation to which Mr. Gualtieri was entitled under his employment agreement as a result of his resignation. In December 1995, Powerine paid Mr. Gualtieri $140,000 as severance compensation. Effective January 16, 1996 Powerine sold its remaining assets pursuant to a merger with a subsidiary of Energy Merchant Corp. ("EMC") and EMC became responsible for Mr. Gualtieri's unsatisfied severance compensation claims.

         On February 14, 1992, David M. Hermes entered into an Employment Agreement with IR&M, Powerine and IP Oil Company ("IPCO"), another wholly-owned refining subsidiary of the Company, as amended on March 1, 1993, March 2, 1994 and May 9, 1994, pursuant to which Mr. Hermes agreed to serve as Senior Vice President, Raw Material Supply of IR&M, Powerine and IPCO through February 28, 1997. The agreement, which was guaranteed by the Company, provided for Mr. Hermes to receive annual compensation at the rate of $200,000 plus cost of living increases and discretionary bonuses based on achievement of certain targeted levels of performance by IR&M. In addition, Mr. Hermes was advanced $75,000 in 1992, which amount was either to be applied against Mr. Hermes' future compensation or to be repaid if Mr. Hermes' employment was terminated under certain circumstances prior to February 29, 1996. In connection with Mr. Hermes's agreement, Mr. Hermes also entered into a Bonus Payment Rights Agreement, dated February 12, 1992, pursuant to which Mr. Hermes received 20,000 SARs which were exercised on November 4, 1994, for which Mr. Hermes received $140,219.

         In January 1996, the Company and Mr. Hermes entered into a severance agreement, which was effective December 31, 1995. Under the terms of the severance agreement, Mr. Hermes resigned from all of his positions with IR&M, Powerine and IPCO. In return, the Company agreed to pay Mr. Hermes $304,000 and discharged a $75,000 advance from the Company to Mr. Hermes. Of this amount. $152,500 had been paid by February 28, 1996. The remaining $151,500 is payable in equal monthly installments through August 31, 1996.

         As of February 28, 1996, neither the Chief Executive Officer nor any of the Named Executive officers had an employment contract with the Company, although Mr. Castle is entitled to benefits from his employment contract which terminated December 31, 1995. All of the Named Executive officers, other than Mr. Castle, have terminated their positions with the Company and its subsidiaries except Mr. Sudhaus who continues as a director of the Company.

Retention Bonus Program

         On March 17, 1994, the Compensation Committee approved a retention bonus program (the "Retention Bonus Program") pursuant to which the Compensation Committee could, in its sole discretion, award a retention bonus to any covered executive in any calendar quarter during which the Retention Bonus Program is in effect. The covered executives included each of the Named Executives. Each retention bonus award could include one or both of: (a) an acceleration of the payment of a designated percentage of the covered executive's then current annual performance bonus, not to exceed 100% of such performance bonus prorated on a quarterly basis; and (b) the payment of an additional bonus which for any quarter may not aggregate more than 7.5% of such executive's base salary. The Retention Bonus Program also contemplated that a retention bonus pool be established for employees other than the covered executives. The Compensation Committee could have made retention bonus awards from this bonus pool in its sole discretion. The Board of Directors terminated the Retention Bonus Program effective December 31, 1994.

        During the fiscal year ended September 30, 1995, Mr. Castle earned and received $59,375, Mr. Sudhaus earned and received $157,500 and Mr. Gualtieri earned and received $74,900 under the Retention Bonus Program. Mr. Hermes earned and received a discretionary bonus of $118,500.

Compensation Committee Interlocks and Insider Participation

        During fiscal 1995, the Compensation Committee consisted of Sheldon M. Bonovitz, Chairman, John W. Sullivan and, until his cessation of service as a director on June 5, 1995, Warren V. Musser.

         During fiscal 1995, the Company engaged the law firm of Duane, Morris & Heckscher, of which Mr. Bonovitz is Vice Chairman and a partner, to provide legal services for the Company. In May 1995, Duane, Morris & Heckscher became general counsel of the Company.

        On December 11, 1991, John W. Sullivan and a financial institution entered into a Loan Agreement with the Company pursuant to which Mr. Sullivan loaned the Company $250,000 (the "Sullivan Loan"). The Sullivan Loan matures on June 30, 1996 and earns interest at the annual rate of LIBOR plus one-half of one percent established in advance on November 21 of each year while the Sullivan Loan is outstanding. Interest is payable annually on December 31 of each year and at maturity of the Sullivan Loan. The Company may elect to pay interest in either cash or Common Stock. Should the Company elect to pay interest in Common Stock, Mr. Sullivan may elect to capitalize the interest in lieu of accepting the Common Stock. The Company paid $8,139 to Mr. Sullivan as interest during the year ended September 30, 1995. The Company repaid $125,000 for the Sullivan Loan subsequent to September 30, 1995. The remaining principal balance is payable in two installments of $62,500 each on March 31, 1996 and June 30, 1996.

        Mr. Bonovitz resigned as a Director on October 6, 1995. Mr. Sullivan resigned as a director on January 5, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL HOLDERS OF VOTING SECURITIES

         The following table sets forth, as of March 15, 1996, the names of all persons who were known by the Company to be the beneficial owners (as defined in the rules of the Securities and Exchange Commission (the "Commission") of more than five percent of the shares of Common Stock of the Company:

                                                                  Amount and Nature of                    Percent of
Name and Address of Beneficial Owner                             Beneficial Ownership(1)                  Class(1)
------------------------------------                             -----------------------                   --------
FMR Corp.                                                               988,750(2)                        14.77%
82 Devonshire Street
Boston, Massachusetts 02109

Joseph L. Castle II and Sally W. Castle                                 539,883(3)                         7.96%
One Radnor Corporate Center, Suite 250
100 Matsonford Road
Radnor, Pennsylvania 19087

First Pacific Advisors Inc.                                             525,000(5)                         7.84%
11400 West Olympic Boulevard, Suite 1200
Los Angeles, California 90064

Brandywine Asset Management, Inc.                                       466,500(6)                         6.97%
3 Christina Center, 201 N. Walnut Street
Wilmington, Delaware 19801

Corbyn Investment Management, Inc.                                      409,525(4)                         6.12%
Suite 108
2330 W. Joppa Road
Lutherville, Maryland 21093

----------

(1) Based on a total of 6,693,646 shares of Common Stock issued and outstanding as of March 15, 1996. In calculating each respective holder's percentage ownership and beneficial ownership in the table above, shares of Common Stock which the holder has the right to acquire within 60 days are included.

(2) These shares are beneficially owned by Fidelity Management & Research Company as a result of its serving as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and as investment adviser to certain other funds which are generally offered to limited groups of investors. Based on information furnished by stockholder as of February 14, 1996, the most recent date as of which such information was so furnished.

(3) Joseph L. Castle II and Sally W. Castle are husband and wife. As such, each is deemed to beneficially own 539,883 shares of Common Stock. Includes (a) 410,733 shares of Common Stock owned by Mr. Castle and 37,275 shares of Common Stock owned by Mrs. Castle; (b) 67,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $6.00 per share; (c) 24,375 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $12.25 per share.

(4) These shares are beneficially owned by a group consisting of Corbyn Investment Management, Inc., an investment adviser registered under the Investment Advisers Act of 1940 and Greenspring Fund, Inc., an investment company registered under the Investment Company Act of 1940 and for which Corbyn Investment Management, Inc. serves as investment adviser. Based upon information furnished by stockholder as of January 25, 1996.

(5) Based on information furnished by stockholder as of February 13, 1996, the most recent date as of which such information was so furnished.

(6) Based on information furnished by stockholder as of February 22, 1996, the most recent date as of which such information was so furnished.


                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of March 15, 1996, the shares of Common Stock beneficially owned by each of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during fiscal 1995 (the "Named Executives"), by each Director and nominee for Director of the Company and by the Directors, nominee and executive officers of the Company as a group, with sole voting and investment power unless otherwise indicated:

                                                                     Amount and Nature of              Percent of
Name of Beneficial Owner                                           Beneficial Ownership (1)           Class (1)(2)
------------------------                                           ------------------------          -------------
Joseph L. Castle II............................................           539,883(3)                      7.96%
William S. Sudhaus (9).........................................            85,625(4)                      1.26%
David M. Hermes (9)............................................            50,000(5)
John D.R. Wright, III (9)......................................                 0
A.L. Gualtieri (9).............................................            37,500(6)
Martin R. Hoffmann.............................................             2,000(7)
Sidney F. Wentz................................................                 0
All Directors, Nominees and Executive Officers
as a group (12 persons)........................................           757,783(8)                     10.82%

-------------
(1) Based on a total of 6,693,646 shares of Common Stock issued and outstanding as of March 15, 1996. In calculating each respective holder's percentage ownership and beneficial ownership in the table above, shares of Common Stock which the holder has the right to acquire within 60 days are included.

(2)  Percentages of less than one percent are omitted.

(3) Joseph L. Castle II and Sally W. Castle are husband and wife. As such, each is deemed to beneficially own 539,883 shares of Common Stock. Includes (a) 410,733 shares of Common Stock owned by Mr. Castle and 37,275 shares of Common Stock owned by Mrs. Castle; (b) 67,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $6.00 per share; and (c) 24,375 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Castle at $12.25 per share.

(4) Represents (a) 61,250 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sudhaus at $11.00 per share and (b) 24,375 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Sudhaus at $12.25 per share.

(5) Represents (a) 12,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Hermes at $12.25 per share and (b) 37,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Hermes at $11.00 per share.

(6) Represents shares of Common Stock issuable upon exercise of options which are exercisable within 60 days by Mr. Gualtieri at $11.00 per share.

(7) These shares are held by an Individual Retirement Account for the benefit of Mr. Hoffmann.

(8) Includes 307,500 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days, including 173,125 options exercisable by Messrs. Sudhaus, Hermes and Gualtieri (see below).

(9) At March 15, 1996, Messrs. Sudhaus, Hermes, Wright and Gualtieri were no longer executive officers of the Company or any of its significant subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Stockholder Loan

         See "Compensation Committee Interlocks and Insider Participations."

Legal Fees

         Mr. Craig Culbertson, a former officer of the Company and several of its subsidiaries, is also a partner in a law firm. The law firm served as general counsel to the Company until June 1995 and has remained as special counsel thereafter. Subsequent to September 30, 1995, Mr. Culbertson resigned from all positions he held in the Company and its subsidiaries. During the year ended September 30, 1995, the Company and its subsidiaries incurred legal fees of $2,593,000 to the law firm.

Loan to Officer

         On February 26, 1993, John D.R. Wright, III, an officer of a subsidiary, was loaned $250,000. The principal amount of the loan was due and payable in full on the earlier of January 31, 1996 or the termination of the officer's employment. The loan accrued interest at the prime rate in effect on the date of the loan as adjusted each January 1. Mr. Wright terminated his employment on December 22, 1995. The loan and accrued interest was offset against amounts due to Mr. Wright for his surrender of his stock appreciation rights (see "Executive Compensation").

Management Fees

         On March 31, 1993, the Company entered into an agreement to sell to Terrapin its oil and gas partnership management businesses for $1,100,000 ($800,000 note bearing interest at 8% per annum and $300,000 cash) which approximated the book value of its partnership interests. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by Richard Staedtler. Mr. Staedtler was an executive officer of the Company from September 1983 until June 1993. In November 1994, he rejoined the Company as its Chief Financial Officer.

         In conjunction with the sale of its partnership management business, the Company and one of its subsidiaries entered into two management agreements with Terrapin to manage its exploration and production operations. Management fees incurred to Terrapin for the year ended September 30, 1995 aggregated $584,000.

Payment of Legal Fees for Former Director

        In conjunction with its settlement with MG in October 1994, the Company paid certain legal fees incurred by Mr. W. Arthur Benson, who was a director of the Company until June 6, 1995. During the year ended September 30, 1995, the Company paid $327,000 of legal fees on behalf of Mr. Benson.

CORE

        In October 1994, the Company decided to dispose of its refining operations. During the period from October 14, 1994 until September 29, 1995, the Company financed three efforts to sell both or one of its two refineries to CORE (previously SIPAC, Inc.). CORE is wholly-owned by Mr. William Sudhaus. Until his resignation in January 1996, Mr. Sudhaus was an executive officer of the Company and the Chairman of the Board and Chief Executive Officer of several refining subsidiaries of the Company. He remains a director of the Company. Under the terms of agreements with CORE, the Company was obligated to reimburse

CORE for certain expenses paid by CORE in its attempts to obtain financing for a management buyout of one or both of the Company's refineries. Such agreements also provided that the Company would be repaid for most of such funding should CORE be successful. In September 1995, the final CORE attempt to obtain financing failed. During the year ended September 30, 1995, the Company and its subsidiaries incurred $3,768,000 of reimbursement obligations related to CORE.

EXERCISE/DISCHARGE OF SARs

        In November 1992, the Company granted William Sudhaus, an executive officer, 112,500 SARs in exchange for his partnership interests in IRLP. The exercise price was $6.00. In June 1993, the Company granted Mr. Sudhaus an additional 150,000 SARs in exchange for the remaining partnership interests in IRLP owned by Mr. Sudhaus. The exercise price was $12.50. In November 1994, Mr. Sudhaus received $1,026,035 upon exercising the first 112,500 SARs. In January 1996, Mr. Sudhaus exchanged the remaining 150,000 SARs for $500,000.

CERTAIN BUSINESS RELATIONSHIPS

MG AND ITS AFFILIATES

         Immediately prior to the MG Settlement described in greater detail below, in excess of 40% of the Company's outstanding common stock was owned by Metallgesellschaft Corp. ("MG"), a wholly-owned subsidiary of Metallgesellschaft AG ("MG AG"), a German conglomerate. From August 1989 until the MG Settlement, the Company and its subsidiaries entered into many agreements with MG and its affiliates, including agreements pursuant to which MG and its affiliates financed the Company's refining and natural gas marketing operations, purchased all of the Company's refined product output, and supplied natural gas to the Company for resale under a long-term contract to a third party. In December 1993, the Company was informed that MG and MG AG had incurred substantial cash expenditures and losses related in part to margin payments required by the New York Mercantile Exchange and various over-the-counter derivatives trading counterparties as a result of a decline in oil prices. Thereafter, in its annual report issued in February 1994, MG AG announced that its consolidated net loss for fiscal 1993 was DM 2.025 billion ($1.241 billion).

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

        In the second step of the MG Settlement, which closed on October 14, 1994, MG (a) cancelled certain debt obligations owed to MGTFC by the Company and its affiliates, and assumed IRLP's obligations under its $120 million senior facility with Societe Generale (the "Senior Facility"), together totaling approximately $322 million, (b) transferred back to the Company the remaining 969,000 shares of Common Stock held by MG and a $5.5 million debenture convertible into 500,000 shares of Common Stock, (c) issued to the Company a $10 million note payable in three years (the "MG Note"), (d) terminated all of its interests in the Company's natural gas operations and (e) agreed to supply all crude oil necessary for the Company to meet its delivery obligations under a forward sale contract with a third party entered into in September 1993. In exchange for the foregoing, IRLP and Powerine (i) amended their offtake agreements (the "Indian Offtake Agreement" and the "Powerine Offtake Agreement," respectively and collectively the "Offtake Agreements") to terminate effective February 1, 1995 although sales under the Powerine Offtake Agreement were to continue subsequently, (ii) amended their working capital facilities to terminate on March 31, 1995, and (iii) transferred to MG certain of the Company's participations in debt obligations of the Company and its affiliates to MGTFC. In connection with the MG Settlement, IRLP and MGNG also entered into a four-year natural gas swap agreement.

         As a result of the MG Settlement, MG's ownership of the Company's common stock was reduced to zero and most of the related party transactions between MG and its affiliates and the Company and its affiliates were terminated or restructured except as outlined below. Furthermore, as of October 14, 1994, the consummation of the MG Settlement, MG and its affiliates ceased to be a related party.

         On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MGTFC, including $10,828,000 of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement), which provided the following:

        a. MG released Powerine from all liens and claims.

        b. MG loaned the Company $10,000,000.

        c. Powerine transferred its claim with respect to the Disputed Amount to the Company.

        d. The claim with respect to the Disputed Amount was submitted to binding arbitration (the "Powerine Arbitration").

        e. MG can offset the $10,000,000 loan to the Company against the $10,000,000 MG note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

         The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled, MG will still owe the Company its $10 million note (due October 14, 1997) and MG will also owe the Company $828,000. If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note from MG will be discharged. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note.

         On September 8, 1995, the Company filed its Statement of Claim and Memorandum. On December 6, 1995, MG filed its Notice of Defense and Response to Claimant's Statement of Claim and Memorandum. The Company filed a reply on February 14, 1996, and the parties are proceeding with discovery as to the amount of damages.

        In January 1996, MG did not pay interest on the $10,000,000 note when such interest was due. As a result, the entire note is due to be paid to the escrow account for the Powerine Arbitration. The Company has demanded that MG pay the entire note.

DUANE, MORRIS & HECKSCHER

        During the period from October 1, 1994 to October 4, 1995, Mr. Sheldon Bonovitz served as a director of the Company. Mr. Bonovitz is also a member of the law firm of Duane, Morris & Heckscher. During the fiscal year ended September 30, 1995, the Company engaged Duane, Morris & Heckscher to perform legal services. In May 1995, Duane, Morris & Heckscher became the Company's general counsel.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    1. and 2.  Financial Statements and Financial Statement Schedules

   Financial statements and schedules filed as part of this Report on Form 10-K are listed in Item 8 to this Form 10-K.

   3.   Exhibits

   The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.


     Exhibit Number      Description of Document
     --------------      -----------------------

          3.1            Restated Certificate of Incorporation(15)
          3.2            Bylaws(10)
          4.1            Specimen Stock Certificate representing Common Stock(8)
          4.2            Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust
                         Company as Rights Agent, dated as of April 21, 1994(10)
         10.1            Credit Agreement between Castle Energy Corporation and MG Trade Finance Corp., dated
                         October 24, 1990(1)
         10.2            Sixth Amendment to Credit Agreement, effective as of May 27, 1993, between MG Trade Finance
                         Corp. and Castle Energy Corporation(2)
         10.3            Seventh Amendment to Credit Agreement, dated August 25, 1993, between MG Trade Finance Corp.
                         and Castle Energy Corporation(8)
         10.4            Amended and Restated Revolving Loan and Security Agreement, dated May 27, 1993, among Indian
                         Refining Limited Partnership, Indian Refining & Marketing Inc. and MG Trade Finance Corp.(8)
         10.5            Purchase and Sale Agreement, dated September 3, 1992, by and among Castle Energy Corporation,
                         Atlantic Richfield Company, Tabasco Gas Pipe Line Company and B&A Marketing Company(6)
         10.6            Loan Agreement, dated December 11, 1991, among Castle Energy Corporation, Union d'Etudes et
                         d'Investissements and John W. Sullivan with MG Trade Finance Corp. joining for the limited purpose stated therein(3)
         10.7            Intercreditor Agreement, dated December 11, 1991, among MG Trade Finance Corp., Union d'Etudes et d'Investissements and John W. Sullivan(3)
         10.8            Amended and Restated Offtake Agreement, dated May 12, 1993, between Indian Refining Limited
                         Partnership and MG Refining and Marketing, Inc.(8)
         10.9            Agreement for the Purchase and Sale of Feedstocks, dated February 1, 1992, between
                         Metallgesellschaft Corp. and Indian Refining Limited Partnership(4)
         10.10           Amendment 1 to Agreement for the Purchase and Sale of Feedstocks, dated February 1, 1992, between Metallgesellschaft Corp. and Indian Refining Limited Partnership(5)
         10.11           Amendment No. 2 to Agreement for the Purchase and Sale of Feedstocks, dated June 29, 1993, between Metallgesellschaft Corp. and Indian Refining Limited Partnership(8)
         10.12**         Long Term Supply Agreement, dated November 1, 1992, among Shell Canada Limited, Salmon
                         Resources Ltd. and Indian Refining Limited Partnership, Indian Refining & Marketing Inc. and MG
                         Refining and Marketing, Inc.(7)
         10.13           First Amendment to Long Term Supply Agreement, dated as of January 12, 1993, among Indian
                         Refining Limited Partnership, Indian Refining & Marketing Inc., MG Refining and Marketing, Inc.,
                         Salmon Resources Ltd. and Shell Canada Limited(8)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.14           Second Amendment to Long Term Supply Agreement, dated June 28, 1993, among Shell Canada
                         Limited, Salmon Resources Ltd. and Indian Refining Limited Partnership, Indian Refining &
                         Marketing Inc. and MG Refining and Marketing, Inc.(8)
         10.15           Replacement Gas Purchase Contract, effective February 1, 1992, between ARCO Oil and Gas
                         Company and Lone Star Gas Company(8)
         10.16           Loan Agreement, dated September 30, 1993, among Castle Texas Production Limited Partnership,
                         Castle Production Company, Castle Energy Corporation and MG Trade Finance Corp., and
                         Appendix A thereto(9)
         10.17           Swap Agreement, dated May 27, 1993, between Indian Refining Limited Partnership and MG
                         Refining and Marketing, Inc.(8)
         10.18           Amendment to Swap Agreement, dated July 29, 1993, between Indian Refining Limited Partnership and MG Refining and Marketing, Inc.(8)
         10.19           Amended and Restated Pipeline Management Agreement, effective as of December 1, 1992, between
                         Castle Texas Pipeline Limited Partnership and MG Gathering Corp.(8)
         10.20           Amended and Restated Service Agreement, effective as of December 1, 1992, between CEC Gas
                         Marketing Limited Partnership and MG Natural Gas Corp.(8)
         10.21           Consent and Agreement, dated May 27, 1993, between Shell Canada Limited and Salmon Resources
                         Ltd. and Societe Generale, Southwest Agency(8)
         10.22           Consent, dated May 27, 1993, between Texaco Pipeline, Inc. and Societe Generale, Southwest
                         Agency(8)
         10.23           Registration Rights Agreement, dated as of December 11,
                         1991, among Castle Energy Corporation, MG Trade Finance
                         Corp., Union d'Etudes et d'Investissements and John W.
                         Sullivan(3)
         10.24           Bonus Payment Rights Agreement, dated November 20, 1992, among Indian Refining Limited
                         Partnership, Indian Refining & Marketing Inc. and William S. Sudhaus(8)
         10.25           Bonus Payment Rights Agreement, dated June 21, 1993, among Indian Refining Limited Partnership,
                         Indian Refining & Marketing Inc. and William S. Sudhaus(8)
         10.26           Amended and Restated Employment Agreement, dated December 21, 1992, among Indian Refining
                         Limited Partnership, Indian Refining & Marketing Inc., Castle Energy Corporation, William S.
                         Sudhaus and Danik Corporation(8)
         10.27           Employment Agreement, dated October 1, 1991, among John D.R. Wright, III, Indian Refining
                         Management Company and Indian Refining Limited Partnership(3)
         10.28           Amendment to Agreement, dated February 25, 1993, between Indian Refining & Marketing Inc.,
                         Indian Refining Limited Partnership and John D.R. Wright, III(8)
         10.29           Bonus Payment Rights Agreement, dated October 1, 1991, among Indian Refining Management
                         Company, Indian Refining Limited Partnership and John D.R. Wright, III(3)
         10.30           Letter Agreement, dated February 25, 1993, between John D.R. Wright, III and Indian Refining &
                         Marketing Inc.(8)
         10.31           Management Agreement, dated July 1, 1993, between Castle Energy Corporation and Terrapin
                         Resources, Inc.(8)
         10.32           Consent Order, dated May 14, 1992, between Indian Refining Company and the Illinois
                         Environmental Protection Agency(5)
         10.33           Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
         10.34           First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan, effective
                         May 11, 1993(8)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.35           Loan Agreement, dated August 6, 1993, among Castle Texas Pipeline Limited Partnership, CEC Gas
                         Marketing Limited Partnership, Castle Pipeline Company, CEC Marketing Company, Castle Energy
                         Corporation and General Electric Capital Corporation, and exhibits thereto(8)
         10.36           Letter Guarantee, dated August 31, 1993, between Metallgesellschaft AG, CEC Gas Marketing
                         Limited Partnership and General Electric Capital Corporation(8)
         10.37           Amended and Restated Gas Purchase Contract, dated as of August 1, 1993, between MG Natural Gas
                         Corp. and CEC Gas Marketing Limited Partnership(8)
         10.38           Offtake Agreement, dated as of October 1, 1993, by and between MG Refining and Marketing, Inc.
                         and Powerine Oil Company(8)
         10.39           Amended and Restated Agreement for the Purchase and Sale of Feedstocks, dated as of October 1,
                         1993, by and between Metallgesellschaft Corp., Indian Refining Limited Partnership, Powerine Oil
                         Company and Indian Powerine L.P.(8)
         10.40           Agreement for the Purchase and Sale of Feedstocks, dated as of September 15, 1993, among Indian
                         Powerine L.P., Indian Refining Limited Partnership and Powerine Oil Company(8)
         10.41           First Amendment to Loan Agreement, dated as of September 17, 1993, among Indian Refining
                         Limited Partnership, Indian Refining & Marketing Inc. and MG Trade Finance Corp.(8)
         10.42           Second Amended and Restated Offtake Agreement, dated as of October 1, 1993, between MG
                         Refining and Marketing, Inc. and Indian Refining Limited Partnership(8)
         10.43           First Allonge to Subordinated Note, dated as of October 1, 1993, by Indian Refining Limited
                         Partnership in favor of MG Refining and Marketing, Inc.(8)
         10.44           First Allonge to Subordinated Note, dated as of October 1, 1993, by Indian Refining Limited
                         Partnership in favor of MG Trade Finance Corp.(8)
         10.45           Guaranty, dated as of October 1, 1993, by Castle Energy Corporation for the benefit of MG Trade
                         Finance Corp.(8)
         10.46           Purchase Money Security Agreement, dated as of October 1, 1993, between Indian Powerine L.P. and
                         MG Trade Finance Corp.(8)
         10.47           Global Consent, dated as of October 1, 1993, among Societe Generale, Southwest Agency, MG Trade
                         Finance Corp., Metallgesellschaft Corp., MG Refining and Marketing, Inc. and Indian Refining
                         Limited Partnership(8)
         10.48           Amended and Restated Loan Agreement, dated as of October 1, 1993, between Powerine Oil
                         Company and MG Trade Finance Corp.(8)
         10.49           Second Amendment to Deed of Trust with Assignment of Rents, Leases and Profits, Security
                         Agreement and Fixture Filing, dated October 1, 1993, by Powerine Oil Company in favor of MG
                         Trade Finance Corp.(8)
         10.50           Amended and Restated Assignment of Agreements, Permits,
                         Licenses, Warranties and Authorizations, dated as of
                         October 1, 1993, between Powerine Oil Company and MG
                         Trade Finance Corp.(8)
         10.51           Amended and Restated Secured Promissory Note (Revolving Note), dated as of October 1, 1993, by
                         Powerine Oil Company in favor of MG Trade Finance Corp.(8)
         10.52           Second Amended and Restated Secured Promissory Note (Term Note), dated as of October 1, 1993, by Powerine Oil Company in favor of MG Trade Finance Corp.(8)
         10.53           Amended and Restated Pledge and Security Agreement, dated as of October 1, 1993, by Powerine
                         Oil Company in favor of MG Trade Finance Corp.(8)
         10.54           Amended and Restated Three Party Security Agreement and Collateral Assignment of Hedging
                         Account, dated as of October 1, 1993, among Powerine Oil Company, MG Futures, Inc. and MG
                         Trade Finance Corp.(8)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.55           Guaranty, dated as of October 1, 1993, by Castle Energy Corporation for the benefit of MG Trade
                         Finance Corp.(8)
         10.56           Three Party Security Agreement and Collateral Assignment of Hedging Account, dated October 1,
                         1993, among Indian Powerine L.P., MG Futures, Inc. and Powerine Oil Company(8)
         10.57           Subordinated Offtake Note, dated as of October 1, 1993, by Powerine Oil Company in favor of MG
                         Refining and Marketing, Inc.(8)
         10.58           Security Agreement, dated as of October 1, 1993, by Powerine Oil Company in favor of MG Refining and Marketing, Inc.(8)
         10.59           Deed of Trust with Assignment of Rents, Leases and Profits, Security Agreement and Fixture Filing,
                         dated as of October 1, 1993, by Powerine Oil Company for the benefit of MG Refining and
                         Marketing, Inc.(8)
         10.60           Letter agreement (re Natural Gas Swap), dated September 30, 1993, between Metallgesellschaft Corp.
                         and Castle Texas Production Limited Partnership(8)
         10.61           Letter agreement (re Gas Purchase Contract), dated September 30, 1993, between Castle Texas
                         Production Limited Partnership and MG Natural Gas Corp.(8)
         10.62           Crude Oil Forward Sale Contract, dated September 28, 1993, between Indian Powerine L.P.  and
                         Percolin Limited(8)
         10.63           Confirmation of Crude Oil Forward Sale, dated September 29, 1993, between Indian Powerine L.P.
                         and Percolin Limited(8)
         10.64           Side Letter Agreement, dated September 28, 1993, between Indian Powerine L.P.  and Percolin
                         Limited(8)
         10.65           Crude Oil Forward Sale Contract, dated September 28, 1993, between Indian Powerine L.P.  and MG
                         Refining and Marketing, Inc.(8)
         10.66           Confirmation of Crude Oil Forward Sale, dated September 29, 1993, between Indian Powerine L.P.
                         and MG Refining and Marketing, Inc.(8)
         10.67           Pledge and Security Agreement, dated October 1, 1993, by Indian Powerine L.P.  in favor of
                         Powerine Oil Company(8)
         10.68           Employment Agreement, dated as of January 1, 1994, by and between Castle Energy Corporation and
                         Joseph L. Castle II(11)
         10.69           Employment Agreement, dated as of January 1, 1994, by and among Castle Energy Corporation,
                         Indian Refining & Marketing Inc., Powerine Oil Company, Indian Refining Limited Partnership and
                         William S. Sudhaus(11)
         10.70           Letter Agreement, dated February 12, 1992, by and between Indian Refining and Marketing Inc. and
                         David Hermes(15)
         10.71           Bonus Payments Rights Agreement, dated February 12, 1992, by and among Indian Refining and
                         Marketing Inc., Indian Refining Limited Partnership and David Hermes(15)
         10.72           Letter Agreement, dated March 1, 1993, between Indian Refining and Marketing Inc. and David
                         Hermes(15)
         10.73           Letter Agreement, dated March 2, 1994, between Indian Refining and Marketing Inc. and David
                         Hermes(15)
         10.74           Letter Agreement, dated May 9, 1994, among Powerine Oil Company, Indian Refining & Marketing
                         Inc., IP Oil Co., Inc., Castle Energy Corporation and David Hermes(15)
         10.75           Employment Agreement, dated April 1, 1994, by and between Powerine Oil Company and Albert L.
                         Gualtieri, Jr.(15)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.76           Stock Purchase Agreement, dated August 31, 1994, among MG Trade Finance Corp.,
                         Metallgesellschaft Corp., Indian Powerine L.P. and Castle Energy Corporation (12)
         10.77           Settlement Agreement, dated August 31, 1994, among Metallgesellschaft AG, Metallgesellschaft
                         Capital Corp., Metallgesellschaft Corp., MG Refining and Marketing, Inc., MG Trade Finance Corp.,
                         MG Natural Gas Corp., MG Gathering Corp., and MG Futures Inc. and Castle Energy Corporation,
                         Indian Refining Limited Partnership, IP Oil Co., Inc., Powerine Oil Company, Indian Powerine L.P.,
                         Indian Refining & Marketing Inc., Castle Texas Production Limited Partnership, Castle Texas
                         Pipeline Limited Partnership, CEC Gas Marketing Limited Partnership, Castle Production Co., Castle
                         Pipeline Company, CEC Marketing Company and CEC, Inc.(12)
         10.78           Amendment to the Amended and Restated Offtake Agreement, dated October 14, 1994, between MG
                         Refining and Marketing, Inc. and Indian Refining Limited Partnership(15)
         10.79           Amendment to the Offtake Agreement, dated October 14, 1994, between MG Trade Finance Corp.
                         and Powerine Oil Company(15)
         10.80           First Amendment to the Amended and Restated Loan Agreement, dated October 14, 1994, between
                         Powerine Oil Company and MG Trade Finance Corp.(15)
         10.81           Third Amendment to the Amended and Restated Revolving Loan and Security Agreement, dated
                         October 14, 1994, among Indian Refining Limited Partnership, Indian Refining & Marketing Inc. and
                         MG Trade Finance Corp.(15)
         10.82           Crude Oil Forward Sale Contract, dated October 14, 1994, between Percolin Limited and MG
                         Refining and Marketing, Inc.(13)
         10.83           Crude Oil Sale Contract, dated October 14, 1994, between Indian Powerine L.P. and MG Refining and Marketing, Inc.(13)
         10.84           Natural Gas Swap Agreement, dated October 14, 1994, between MG Natural Gas Corp. and Indian
                         Refining Limited Partnership(13)
         10.85           Participation Cancellation Agreement, dated October 14, 1994, among Indian Powerine L.P., MG
                         Refining and Marketing, Inc., MG Trade Finance Corp. and Metallgesellschaft Corp.(13)
         10.86           Pledge Agreement (Partnership Interests), dated October 14, 1994, between Castle Energy
                         Corporation and MG Trade Finance Corp.(13)
         10.87           Pledge Agreement (Capital Stock), dated October 14, 1994, among Castle Energy Corporation,
                         Powerine Holding Company and MG Trade Finance Corp.(13)
         10.88           Stock Option Agreement, dated October 14, 1994, among Castle Energy Corporation, Powerine
                         Holding Company and Powerine Oil Company(13)
         10.89           Assignment Agreement, dated October 14, 1994, among Powerine Holding Company, Powerine Oil
                         Company, Castle Energy Corporation and Wilmington Trust Company(13)
         10.90           Stock Option Agreement, dated October 14, 1994, between Castle Energy Corporation and Indian
                         Refining & Marketing Inc.(13)
         10.91           Assignment Agreement, dated October 14, 1994, among Castle Energy Corporation, Indian Refining
                         & Marketing Inc. and Wilmington Trust Company(13)
         10.92           Stock and Asset Purchase Agreement among SIPAC Inc. and Castle Energy Corporation, Indian
                         Refining & Marketing Inc., Indian Refining Limited Partnership, IP Oil Co., and Indian Powerine
                         L.P., dated December 6, 1994(14)
         10.93           Petroleum Coke Purchase and Sales Agreement between Powerine Oil Company and MGPC Petcoke,
                         Inc., dated as of January 1, 1994(15)
         10.94           August 30, 1994 Letter Agreement between Castle Energy Corporation and ARCO regarding the
                         Purchase of the Oak Hill Production Payment(16)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.95           Letter Agreement, dated February 21, 1995, between William S. Sudhaus and Castle Energy
                         Corporation(17)
         10.96           Letter Agreement, dated February 24, 1995, between William S. Sudhaus and Castle Energy
                         Corporation(17)
         10.97           Powerine Petroleum Sale and Storage Agreement, dated April 8, 1995, between Wickland Oil
                         Company and Powerine Oil Company(17)
         10.98           The Castle Agreement, dated April 8, 1995, among Wickland Oil Company, Castle Energy
                         Corporation, and Indian Powerine L.P.(17)
         10.99           Security Agreement, dated April 8, 1995, between Powerine Oil Company and Wickland Oil
                         Company(17)
         10.100          Supplemental Letter Agreement, dated April 13, 1995, between Powerine Oil Company and Wickland
                         Oil Company amending the Powerine Petroleum Sale and Storage Agreement(17)
         10.101          Payoff Loan and Pledge Agreement, dated April 13, 1995, among Powerine Oil Company, CEC, Inc.,
                         Castle Energy Corporation, Metallgesellschaft Corp., MG Refining & Marketing, Inc., and MG Trade
                         Finance Corp.(17)
         10.102          Promissory Note, dated April 13, 1995, by CEC, Inc. in favor of Metallgesellschaft Corp., in the principal amount of $10,000,000(17)
         10.103          Letter Agreement, dated May 10, 1995, between John D. R. Wright and Castle Energy
                         Corporation(17)
         10.104          Letter Agreement, dated May 10, 1995, between William S. Sudhaus and Castle Energy Corporation
                         (17)
         10.105          Payoff Agreement, dated May 25, 1995, between Indian Refining Limited Partnership, Indian
                         Refining & Marketing, Inc., Castle Energy Corporation, Indian Powerine L.P., Metallgesellschaft
                         Corp., MG Refining and Marketing, Inc., and MG Trade Finance Corp.(17)
         10.106          Supplemental Letter Agreement, dated June 1, 1995, between Powerine Oil Company, Castle Energy
                         Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum
                         Sale and Storage Agreement(17)
         10.107          Supplemental Letter Agreement, dated June 30, 1995, between Powerine Oil Company, Castle Energy
                         Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum
                         Sale and Storage Agreement(17)
         10.108          Line of Credit Agreement, dated May 25, 1995, between
                         Indian Oil Company, BT Commercial Corporation,
                         MeesPierson N.V., and Bankers Trust Company(17)
         10.109          Borrower Security Agreement, dated May 25, 1995, by Indian Oil Company in favor of BT
                         Commercial Corporation(17)
         10.110          Guaranty Agreement, dated May 25, 1995, made by Castle Energy Corporation, Castle Production
                         Resource Company, and Castle Production Company in favor of BT Commercial Corporation(17)
         10.111          Stock and Asset Purchase Agreement, dated November 21, 1995, among Castle Energy Corporation,
                         Indian Refining I, Limited Partnership, Indian Refining and Marketing I, Inc. and AM West G.P., Inc.
         10.112          Agreement and Plan of Merger by and among Energy Merchant Corp., POC Acquisition Corporation,
                         Powerine Holding Corp., Castle Energy Corporation and Powerine Oil Company, dated January 10,
                         1996.
         10.113          Letter Agreement, dated January 3, 1996, among Castle Energy Corporation, Indian Refining and
                         Marketing I, Inc., Powerine Oil Company, Indian Refining I., L.P. and William S. Sudhaus regarding
                         Mr. Sudhaus' resignation.



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.114          Letter Agreement, dated January 22, 1996, among Castle Energy Corporation, Powerine Oil
                         Company, Indian Refining and Marketing I, Inc., IP Oil Company and David M. Hermes regarding
                         Mr. Hermes' resignation.
         10.115          Letter Agreement, dated January 29, 1996, between Indian Refining and Marketing Company, Indian
                         Refining & Marketing Inc., Indian Refining Limited Partnership and John D. R. Wright III regarding
                         Mr. Wright's termination.
         10.116          Amendment No. 1 to Stock and Asset Purchase Agreement Dated as of November 21, 1995.
         11.1            Statement re: Computation of Earnings Per Share
         21              List of subsidiaries of Registrant
         23.1            Consent of Price Waterhouse LLP
         23.2            Consent of Ryder Scott Company
         23.3            Consent of Huntley & Huntley
         27              Financial Data Schedule


   (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1995

                Date                                                      Item
                ----                                                      ----

(i)     September 30, 1995            Item 2.  Acquisition or Disposition of Assets
                                      Item 7   Financial Statements, Pro Forma Financial Information and Exhibits
----------

**       The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission
(1)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1990
(2)      Incorporated by reference to the Registrant's Form 10-Q for the fiscal third quarter ended June 30, 1991
(3)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991
(4)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended December 31, 1991
(5)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1992
(6)      Incorporated by reference to the Registrant's Form 8-K, dated December 3, 1992
(7)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1993
(8)      Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(9)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993
(10)     Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(11)     Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994
(12)     Incorporated by reference to the Registrant's Form 8-K, dated August 31, 1994.
(13)     Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994.
(14)     Incorporated by reference to the Registrant's Form 8-K, dated December 9, 1994.
(15)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(16)     Incorporated by reference to the Registrant's Form 10-Q for the first quarter ended December 31, 1994.
(17)     Incorporated by reference to the Registrant's Form 10-Q for the third quarter ended June 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CASTLE ENERGY CORPORATION

Date:    March 12, 1996                      By: /s/ Joseph L. Castle
-----------------------------                   -------------------------------
                                                    Joseph L. Castle II
                                                   Chairman of the Board
                                                and Chief Executive Officer




Date:    March 12, 1996                      By: /s/ Richard E. Staedtler
-----------------------------                   -------------------------------
                                                   Richard E. Staedtler
                                                 Senior Vice President and
                                                  Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Joseph L. Castle
---------------------------   Chairman of the Board and Chief Executive     March 12, 1996
Joseph L. Castle II           Officer and Director
                              (Principal Executive Officer)


/s/ Martin R. Hoffmann
---------------------------   Director                                      March 13, 1996
Martin R. Hoffmann

/s/ William S. Sudhaus
--------------------------    Director                                      March 13, 1996
William S. Sudhaus

/s/ Sidney F. Wentz
--------------------------    Director                                      March 13, 1996
Sidney F. Wentz

                                      -88-

                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS

                               (February 29, 1996)

JOSEPH L. CASTLE II                          WILLIAM S. SUDHAUS

Director                                     Director
Chairman & Chief Executive Officer           President of TALON Resources

MARTIN R. HOFFMANN                           SIDNEY F. WENTZ
Director                                     Director
Senior Visiting Fellow at the Center         Chairman of The Robert Wood Johnson
   for Technology , Policy and Industrial       Foundation
   Development of the Massachusetts
   Institute of Technology

                               OPERATING OFFICERS

JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Chairman & Chief Executive Officer          Chief Financial Officer

                               STEVEN J. GRENFELL
                            Treasurer and Controller

                                PRINCIPAL OFFICES

Headquarters                        Drilling And Operating

Castle Energy Corporation           Castle Exploration Company, Inc.
One Radnor Corporate Center         1815 Washington Road
Suite 250                           Pittsburgh, PA 15241-1423
100 Matsonford Road
Radnor, PA 19087

Exploration And Production          Natural Gas Transmission and Marketing

Castle Texas Production Limited
 Partnership                        Castle Texas Pipeline Limited Partnership
2410 State Highway, 322 North       2410 State Highway, 322 North
Henderson, Texas 75652              Henderson, Texas 75652

                                    CEC Gas Marketing Limited Partnership
                                    2410 State Highway, 322 North
                                    Henderson, Texas 75652

                                     AGENTS

Counsel                             Independent Reservoir Engineers

Duane, Morris & Heckscher           Huntley & Huntley, Inc.
1 Liberty Place, 42 Floor           340 Mansfield Avenue
Philadelphia, PA 19103-7396         Pittsburgh, PA 15220

Independent Accountants             Ryder Scott and Company
                                    600 Seventeenth Street, Suite 900N
Price Waterhouse LLP                Denver, Colorado 80202
Thirty South Seventeenth Street
Philadelphia, PA 19103

Registrant and Transfer Agent

American Stock Transfer
40 Wall Street, 46th Floor
New York, New York 10005