Form 10-K/A
period 1995-09-30
CASTLE ENERGY CORP
filed 1996-03-21
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Martin R. Hoffmann is of counsel to the law firm of Skadden, Arps, Slate, Meagher & Flom. He has been a Senior Visiting Fellow at the Center for Technology, Policy and Industrial Development of the Massachusetts Institute of Technology since 1993 and a private business consultant since 1993. From 1989 to 1993, Mr. Hoffmann served as Vice President and General Counsel of Digital Equipment Corporation. Prior to assuming this position, Mr. Hoffmann practiced law as Managing Partner of the Washington, D.C. office of Gardner, Carton and Douglas from 1977 to 1989. Mr. Hoffmann also served in various capacities at the United States Department of Defense, including General Counsel from 1974 to 1975 and Secretary of the Army from 1975 to 1977. He is a director of Sea Change Technology, Inc. and a past director of E-Systems Corporation.

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
         10.94           August 30, 1994 Letter Agreement between Castle Energy Corporation and ARCO regarding the
                         Purchase of the Oak Hill Production Payment(16)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.95           Letter Agreement, dated February 21, 1995, between William S. Sudhaus and Castle Energy
                         Corporation(17)
         10.96           Letter Agreement, dated February 24, 1995, between William S. Sudhaus and Castle Energy
                         Corporation(17)
         10.97           Powerine Petroleum Sale and Storage Agreement, dated April 8, 1995, between Wickland Oil
                         Company and Powerine Oil Company(17)
         10.98           The Castle Agreement, dated April 8, 1995, among Wickland Oil Company, Castle Energy
                         Corporation, and Indian Powerine L.P.(17)
         10.99           Security Agreement, dated April 8, 1995, between Powerine Oil Company and Wickland Oil
                         Company(17)
         10.100          Supplemental Letter Agreement, dated April 13, 1995, between Powerine Oil Company and Wickland
                         Oil Company amending the Powerine Petroleum Sale and Storage Agreement(17)
         10.101          Payoff Loan and Pledge Agreement, dated April 13, 1995, among Powerine Oil Company, CEC, Inc.,
                         Castle Energy Corporation, Metallgesellschaft Corp., MG Refining & Marketing, Inc., and MG Trade
                         Finance Corp.(17)
         10.102          Promissory Note, dated April 13, 1995, by CEC, Inc. in favor of Metallgesellschaft Corp., in the principal amount of $10,000,000(17)
         10.103          Letter Agreement, dated May 10, 1995, between John D. R. Wright and Castle Energy
                         Corporation(17)
         10.104          Letter Agreement, dated May 10, 1995, between William S. Sudhaus and Castle Energy Corporation
                         (17)
         10.105          Payoff Agreement, dated May 25, 1995, between Indian Refining Limited Partnership, Indian
                         Refining & Marketing, Inc., Castle Energy Corporation, Indian Powerine L.P., Metallgesellschaft
                         Corp., MG Refining and Marketing, Inc., and MG Trade Finance Corp.(17)
         10.106          Supplemental Letter Agreement, dated June 1, 1995, between Powerine Oil Company, Castle Energy
                         Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum
                         Sale and Storage Agreement(17)
         10.107          Supplemental Letter Agreement, dated June 30, 1995, between Powerine Oil Company, Castle Energy
                         Corporation, Indian Powerine L.P., CEC, Inc. and Wickland Oil Company to the Powerine Petroleum
                         Sale and Storage Agreement(17)
         10.108          Line of Credit Agreement, dated May 25, 1995, between
                         Indian Oil Company, BT Commercial Corporation,
                         MeesPierson N.V., and Bankers Trust Company(17)
         10.109          Borrower Security Agreement, dated May 25, 1995, by Indian Oil Company in favor of BT
                         Commercial Corporation(17)
         10.110          Guaranty Agreement, dated May 25, 1995, made by Castle Energy Corporation, Castle Production
                         Resource Company, and Castle Production Company in favor of BT Commercial Corporation(17)
         10.111          Stock and Asset Purchase Agreement, dated November 21, 1995, among Castle Energy Corporation,
                         Indian Refining I, Limited Partnership, Indian Refining and Marketing I, Inc. and AM West G.P., Inc.(18)
         10.112          Agreement and Plan of Merger by and among Energy Merchant Corp., POC Acquisition Corporation,
                         Powerine Holding Corp., Castle Energy Corporation and Powerine Oil Company, dated January 10,
                         1996.(18)
         10.113          Letter Agreement, dated January 3, 1996, among Castle Energy Corporation, Indian Refining and
                         Marketing I, Inc., Powerine Oil Company, Indian Refining I., L.P. and William S. Sudhaus regarding
                         Mr. Sudhaus' resignation.(18)



     Exhibit Number      Description of Document
     --------------      -----------------------

         10.114          Letter Agreement, dated January 22, 1996, among Castle Energy Corporation, Powerine Oil
                         Company, Indian Refining and Marketing I, Inc., IP Oil Company and David M. Hermes regarding
                         Mr. Hermes' resignation.(18)
         10.115          Letter Agreement, dated January 29, 1996, between Indian Refining and Marketing Company, Indian
                         Refining & Marketing Inc., Indian Refining Limited Partnership and John D. R. Wright III regarding
                         Mr. Wright's termination.(18)
         10.116          Amendment No. 1 to Stock and Asset Purchase Agreement Dated as of November 21, 1995.(18)
         11.1            Statement re: Computation of Earnings Per Share(18)
         21              List of subsidiaries of Registrant(18)
         23.1            Consent of Price Waterhouse LLP(18)
         23.2            Consent of Ryder Scott Company(18)
         23.3            Consent of Huntley & Huntley(18)
         27              Financial Data Schedule(18)


   (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1995

                Date                                                      Item
                ----                                                      ----

(i)     September 30, 1995            Item 2.  Acquisition or Disposition of Assets
                                      Item 7   Financial Statements, Pro Forma Financial Information and Exhibits
----------

**       The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission
(1)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1990
(2)      Incorporated by reference to the Registrant's Form 10-Q for the fiscal third quarter ended June 30, 1991
(3)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991
(4)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended December 31, 1991
(5)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1992
(6)      Incorporated by reference to the Registrant's Form 8-K, dated December 3, 1992
(7)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1993
(8)      Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(9)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993
(10)     Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(11)     Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994
(12)     Incorporated by reference to the Registrant's Form 8-K, dated August 31, 1994.
(13)     Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994.
(14)     Incorporated by reference to the Registrant's Form 8-K, dated December 9, 1994.
(15)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(16)     Incorporated by reference to the Registrant's Form 10-Q for the first quarter ended December 31, 1994.
(17)     Incorporated by reference to the Registrant's Form 10-Q for the third quarter ended June 30, 1995.
(18)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CASTLE ENERGY CORPORATION

Date:    March 19, 1996                      By: /s/ Joseph L. Castle
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

                               BOARD OF DIRECTORS

                               (February 29, 1996)

JOSEPH L. CASTLE II                          WILLIAM S. SUDHAUS

Director                                     Director
Chairman & Chief Executive Officer           President of TALON Resources

MARTIN R. HOFFMANN                           SIDNEY F. WENTZ
Director                                     Director
Of Counsel to Washington, D.C.               Chairman of The Robert Wood Johnson
   office of Skadden, Arps, Slate,              Foundation
   Meagher & Flom



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