Form 10-Q
period 1995-12-31
CASTLE ENERGY CORP
filed 1996-04-03
CIK 709355

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1995
                               ------------------------------------------------

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                                -----------------------------------------------

                         Commission file number: 0-10990
                                                ---------

                            CASTLE ENERGY CORPORATION
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   76-0035225
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    One Radnor Corporate Center, Suite 250,
                100 Matsonford Road, Radnor, Pennsylvania 19087
- -------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code       (610) 995-9400
                                                    ---------------------------


- -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes       No   X  .
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,693,646 shares of Common Stock, $.50 par value.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                          Page #

Part I   Financial Information

         Item 1   Financial Statements:

                  Consolidated Balance Sheets - December, 31, 1995 (Unaudited)
                  and September 30, 1995 ........................................        1

                  Consolidated Statements of Operations - Three Months Ended
                  December 31, 1995 and 1994 (Unaudited) ........................      2-3

                  Consolidated Statements of Cash Flows - Three Months Ended
                  December 31, 1995 and 1994 (Unaudited) ........................        4

                  Consolidated Statements of Stockholders' Equity - Year Ended
                  September 30, 1995 and Three Months Ended December 31, 1995
                  (Unaudited) ...................................................        5

                  Notes to the Consolidated Financial Statements (Unaudited)
                  ...............................................................      6-9

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................    10-13

Part II  Other Information

         Item 6   Exhibits and Reports on Form 8-K ..............................       14

Signatures   ....................................................................       15

Exhibit 11.1 Statement Re:  Computation of Earnings Per Share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)


                                                                                     December 31,        September 30,
                                                                                         1995                 1995
                                                                                     ------------        -------------
                                    ASSETS                                            (Unaudited)
Current assets:
    Cash and cash equivalents.................................................          $   4,879            $   5,341
    Restricted cash...........................................................              7,279                4,959
    Accounts receivable.......................................................              7,629                5,641
    Prepaid expenses and other current assets.................................                220                  153
    Deferred income taxes.....................................................              4,623                4,623
    Estimated realizable value of discontinued net refining assets............             10,803               10,803
                                                                                       ----------             --------
      Total current assets....................................................             35,433               31,520
Property, plant and equipment, net:
    Natural gas transmission..................................................             22,276               22,720
    Furniture, fixtures and equipment.........................................                262                  276
Oil and gas properties, net...................................................             16,798               17,410
Gas contracts, net............................................................             32,172               34,515
Other assets, net.............................................................                411                  463
Note receivable...............................................................             10,000               10,000
                                                                                       ----------             --------
      Total assets............................................................           $117,352             $116,904
                                                                                       ==========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................         $    4,843             $ 12,080
    Current portion of long-term debt - related party.........................                125                  250
    Accounts payable..........................................................              6,372                4,715
    Accrued expenses..........................................................              3,049                3,284
    Other liabilities.........................................................              3,439                3,323
    Net refining liabilities retained.........................................             19,709               20,342
                                                                                       ----------             --------
      Total current liabilities...............................................             37,537               43,994
Long-term debt................................................................             25,027               23,616
Other long-term liabilities...................................................                 83                   83
Deferred income taxes.........................................................              7,574                7,574
                                                                                       ----------             --------
      Total liabilities.......................................................             70,221               75,267
                                                                                       ----------             --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00;
      10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 shares issued and outstanding.................................              3,347                3,347
Additional paid-in capital....................................................             66,316               66,316
Accumulated deficit...........................................................           (22,532)             (28,026)
                                                                                       ---------              -------
                                                                                           47,131               41,637
                                                                                       ----------             --------
      Total liabilities and stockholders' equity..............................           $117,352             $116,904
                                                                                       ==========             ========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)




                                                       Three Months Ended December 31,
                                                          1995                 1994
                                                          ----                 ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales....................................      $15,840               $20,055
                                                         -------               -------
                                                          15,840                20,055
                                                         -------               -------

    Exploration and production:
      Oil and gas sales............................        2,071                 2,217
      Well operations..............................          131                   142
                                                         -------               -------
                                                           2,202                 2,359
                                                         -------               -------
                                                          18,042                22,414
                                                         -------               -------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases................................        8,741                11,322
      Operating costs..............................          256                   267
      General and administrative...................          244                   270
      Depreciation and amortization................        2,846                 2,846
                                                         -------               -------
                                                          12,087                14,705
                                                         -------               -------

    Exploration and production:
      Oil and gas production.......................          734                   681
      General and administrative...................          220                   203
      Depreciation, depletion and amortization.....          631                   747
                                                         -------               -------
                                                           1,585                 1,631
                                                         -------               -------
    Corporate general and administrative expenses..        1,144                 1,294
                                                         -------               -------
                                                          14,816                17,630
                                                         -------               -------
Operating income...................................        3,226                 4,784
                                                         -------               -------

                            (Continued on next page)





    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                     Three Months Ended December 31,
                                                                                        1995                  1994
                                                                                        ----                  ----

Other income (expenses):
    Interest income.......................................................            $      231         $        729
    Other income..........................................................                 2,744
    Interest expense......................................................                  (707)              (1,045)
                                                                                      ----------         -------------
                                                                                           2,268                 (316)
                                                                                      ----------         ------------
Net income before provision for income taxes..............................                 5,494                 4,468
                                                                                      ----------         -------------
Provision for income taxes related to continuing operations:
        State.............................................................                                       4,218
        Federal...........................................................                                      27,734
                                                                                      ----------         -------------
                                                                                                                31,952
                                                                                      ----------         -------------
Income (loss) from continuing operations..................................                 5,494               (27,484)
Income from discontinued refining operations less applicable income taxes of $0 and $27,711, in 1995 and 1994,
    respectively..........................................................                                      41,568
                                                                                      ----------         -------------
Net income................................................................               $ 5,494           $    14,084
                                                                                      ==========         =============

Net income (loss) per share:
    Income (loss) per share from continuing operations - primary..........            $      .82         ($       3.84)
                                                                                      ==========         =============
          - fully diluted.................................................            $      .82         ($       3.84)
                                                                                      ==========         =============
    Income per share from discontinued refining operations
          - primary.......................................................            $       -           $       5.81
                                                                                      ==========         =============
          - fully diluted.................................................            $       -           $       5.81
                                                                                      ==========         =============
    Net income per share - primary........................................            $      .82          $       1.97
                                                                                      ==========         =============
          - fully diluted.................................................            $      .82          $       1.97
                                                                                      ==========         =============

    Weighted average number of common and common
        equivalent shares outstanding - primary...........................             6,711,741             7,157,160
                                                                                       =========             =========
          - fully diluted.................................................             6,717,043             6,978,024
                                                                                       =========             =========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                       Three Months Ended December 31,
                                                                                         1995                   1994
                                                                                         ----                   ----

Net cash flow provided by (used in) operating activities...........................        $ 12,875             $   (911)
                                                                                           --------             --------
Cash flows from investing activities:
    Investment in refining plant...................................................                              (20,480)
    Investment in oil and gas properties...........................................             (15)              (3,857)
    Investment in pipelines........................................................             (23)                  (4)
    Purchase of furniture, fixtures and equipment..................................                                 (115)
                                                                                           --------             --------
              Net cash used in investing activities................................             (38)             (24,456)
                                                                                           --------             --------

Cash flows from financing activities:
   Proceeds of long-term debt......................................................                               41,481
   Repayment of long-term debt.....................................................         (14,658)             (12,646)
                                                                                           --------             --------
         Net cash provided by (used in) financing activities.......................         (14,658)              28,835
                                                                                           --------             --------
Net increase (decrease) in cash and cash equivalents...............................          (1,821)               3,468
Cash and cash equivalents - beginning of period....................................           6,710               18,118
                                                                                           --------             --------
Cash and cash equivalents - end of period..........................................         $ 4,889             $ 21,586
                                                                                           ========             ========

Supplemental disclosures of cash flow information are as follows:
Cash paid during the period:
   Interest........................................................................        $    718             $  1,564
                                                                                           ========             ========
   Income taxes....................................................................        $    500             $    143
                                                                                           ========             ========

    Payment of related party payables in exchange for reduction in cash
       participations..............................................................                             $  6,862
                                                                                                                ========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the forward sale obligations
      and Societe Generale loan....................................................                             $396,166
                                                                                                                ========

   Unrealized portion of estimated realizable value of discontinued net
       refining assets.............................................................        $  6,803
                                                                                           ========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                    Common Stock              Additional
                                              -----------------------           Paid-In         Accumulated
                                               Shares          Amount           Capital          (Deficit)        Total
                                               ------          ------           -------          ---------        -----
Balance - October 1, 1994.............        7,627,646         $3,814          $75,754           ($41,648)       $37,920
Stock acquired........................         (969,000)          (485)          (9,622)            (1,275)       (11,382)
Options exercised.....................           35,000             18              184                               202
Net income............................                                                              14,897         14,897
                                              ---------         ------          -------          ---------       --------
Balance - September 30, 1995..........        6,693,646          3,347           66,316            (28,026)        41,637
Net income............................                                                               5,494          5,494
                                              ---------         ------          -------          ---------       --------
Balance - December 31, 1995...........        6,693,646         $3,347          $66,316           ($22,532)       $47,131
                                              =========         ======          =======           ========       ========











    The accompanying notes are an integral part of these financial statements

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 1995 and 1994 and for a fair statement of financial position at December 31, 1995.

Note 2 - September 30, 1995 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1995 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

Note 3 - Acquisition

         In October 1994, one of the Company's exploration and production subsidiaries purchased certain royalty interests held by ARCO in wells purchased by another of the Company's exploration and production subsidiaries from ARCO in December 1992. The purchase price was $3,823.

Note 4 - Discontinued Operations

         In 1994, the Company decided to discontinue the operations of its refining business and to sell or retire its two refineries.

         In July 1995, operations ceased at the Powerine Refinery and the Company retired the assets of the Powerine Refinery. On September 29, 1995, Powerine Oil Company ("Powerine"), the refining subsidiary owning the Powerine Refinery, sold (for legal purposes) substantially all of the refining plant assets to Kenyen Projects Limited ("Kenyen"), retaining certain rack facilities and the land on which the Powerine Refinery is situated and certain other assets. The purchase price was $22,763 consisting of $3,000 cash and a note for $19,763. The note was due in three equal installments of principal and interest

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). As part of the sale, EMC also indemnified Powerine and the Company for any and all environmental liabilities of Powerine. Subsequent to January 16, 1996, the financial press reported that EMC had acquired the Powerine Refinery from Kenyen.

         On September 30, 1995, operations also ceased at the Indian Refinery and the Company retired the plant assets of the Indian Refinery. On December 12, 1995, the Company sold the plant assets of the Indian Refinery to American Western Refining L.P., a subsidiary of Gadgil Western Corporation ("American Western"). The purchase price was $8,000, including $3,000 cash and a note for $5,000. The note bears interest at 8% and is due on the earlier of October 31, 1996 or the date American Western obtains financing to restart the Indian Refinery. The note is secured by the real property and the Indian Refinery. American Western also assumed certain liabilities of Indian Refining Limited Partnership ("IRLP"), the owner of the Indian Refinery, including employee pension liabilities and all environmental liabilities, in conjunction with the sale. The Company also sold certain precious metal catalysts to American Western for a note for $1,803.

         As a result of the discontinuance of refining operations, all assets and liabilities related to the refining segment have been netted. The realizable value of net refining assets sold subsequent to December 31, 1995 is shown under the caption "Estimated realizable value of discontinued net refining assets" on the accompanying Consolidated Balance Sheet. The estimated value of the refining liabilities retained is shown under the caption "Net refining liabilities retained."

Note 5 - Contingencies

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


American Western is currently defending this litigation and has filed a counterclaim against Shell in the amount of $100,000.

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

Note 6 - Stockholder Litigation Recovery

         In December 1995, the Company received $2,725 from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. The recovery is shown as "Other Income" in the Consolidated Statement of Operations.

Note 7 - Subsequent Events

         In March 1996, the Company received a commitment letter from a bank for a credit facility of $3,800. The credit facility is to be collateralized by the Company's exploration and production assets and a second lien on the Company's natural gas marketing and transmission assets and is to be payable as a term loan over seventeen months. The Company and the bank are currently concluding the documentation of the credit facility.

         On March 5, 1996, the Company engaged Lazard Freres & Co., LLC to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor. The alternatives that may be recommended include the sale of assets, the sale of the Company, a merger with or joint venture with another company or other restructuring measures. If such is the case, future operations of the Company may be different from current operations.

         On January 16, 1996, Powerine merged into a subsidiary of EMC (see Note 4 above).

         In April 1996, American Western paid its $1,803 note (see Note 4) due to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         As noted previously, the Company discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focuses on the Company's continuing operations -- natural gas marketing and transmission and exploration and production. All references herein to dollars are in thousands.

Revenues

           Natural Gas Marketing and Transmission

         Gas sales from natural gas marketing decreased $4,215 or 21% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. Under the Company's long-term gas sale contract with Lone Star Gas Company ("Lone Star Contract"), the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods. Lone Star deliveries and sales for the first quarter of fiscal 1996 approximated those which would have occurred if daily takes under the Lone Star Contract had been fixed and equal. In the first quarter of fiscal 1995 Lone Star deliveries exceeded those which would have occurred if daily takes had been fixed and equal by approximately 27%.

           Exploration and Production

         Oil and gas sales decreased $146 or 6.6% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The decrease is primarily attributable to decreased production since the Company has not made any significant investment in oil and gas properties since October of 1994. The Company is, however, considering drilling several new wells if it is able to obtain the necessary financing and if the Board of Directors does not decide to sell the Company's exploration and production assets. (See Note 6 to the financial statements included in Part I.)

Expenses

           Natural Gas Marketing and Transmission

         Gas purchases decreased $2,581 or 22.8% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. This decrease compares to a 21% decrease in natural gas sales for the same periods. For the quarter ended December 31, 1994, gas purchases comprised 56.5% of gas sales versus only 55.2% of gas sales for the quarter ended December 31, 1995. The decrease in gas purchases as a percentage of gas sales is primarily attributable to the percentage of gas purchased from nonoperating owners in wells operated by the Company. In fiscal 1996, such gas purchases constituted a larger percentage of total gas purchases and were at prices lower than the cost of gas purchased under the Company's long-term gas purchase contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of Metallgesellschaft Corp.

           Exploration and Production

         Oil and gas production (lease operating) expenses increased $53 or 7.8% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. Such expenses constituted 35.4% of oil and gas sales during the first quarter of fiscal 1996 versus 30.7% of oil and gas sales during the first quarter of fiscal 1995. Such increase is anticipated since the Company's oil and gas reserves are maturing and the costs to produce mature reserves generally exceeds that to produce recently developed reserves. Nevertheless, oil and gas production expenses typically do not occur evenly throughout the year and a comparison of expenses for annual fiscal years is more indicative of future results.

         Depreciation, depletion and amortization decreased $116 or 15.5% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. Such decrease parallels the decrease in production.


         Corporate

         Corporate general and administrative costs decreased $150 or 11.6% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The decrease is primarily attributable to decreased salaries and bonuses. The decrease in salaries is due to a reduction in personnel. The decrease in bonuses is due to the termination of the Company's Retention Bonus Program effective December 31, 1994.

Other Income (Expenses)

         Interest income decreased $498 or 68.3% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The decrease is primarily attributable to the decrease in excess cash which was invested in money market and other interest bearing accounts. Most such excess cash belonged to the Company's refining subsidiaries which have been sold.

         Other income increased $2,744. Of this amount, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation.

         Interest expense decreased $338 or 32.3% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The decrease is primarily attributable to the decrease in debt owed to General Electric Credit Corporation ("GECC"), the Company's natural gas marketing and transmission lender. This debt constituted over 95% of the Company's debt applicable to continuing operations in both quarters being compared and has a fixed annual interest rate of 8.33%.

TAX PROVISIONS

         The tax provision allocated to continuing operations for the quarter ended December 31, 1994 has been determined pursuant to "Financial Accounting Standards 109 -- Accounting for Income Taxes" ("FAS/109"). The $31,952 provision against pretax income from continuing operations of $4,468 results primarily because of the creation of a valuation reserve for deferred taxes at December 31, 1994. Previously, the Company had recorded deferred tax assets on all of its tax carryforwards in anticipation of selling its refineries to CORE Refining Corp. ("CORE") in a transaction that would have created taxable income. Subsequent to December 31, 1994, the CORE transaction failed and the valuation reserve was created because it then became probable that the Company would not be liable for taxes in fiscal 1995 as originally estimated. The management of the Company believes that the intraperiod tax provision allocation between continuing and discontinued operations is misleading because the tax rate applicable to continuing operations does not approximate the tax rate expected by the Company in future tax years.

         No tax provision was required for the quarter ended December 31, 1995 because, as a result of strategies being pursued that will more likely than not generate taxable income, management believes the Company will utilize some of its tax carryforwards during the current year resulting in a projected annual tax rate of zero.

LIQUIDITY AND CAPITAL RESOURCES

         The Company previously indicated that its cash requirements for the period March 1, 1996 to September 30, 1996 were approximately $2,875 (see Item 7 to Form 10-K for the year ended September 30, 1995). Subsequently, the Company received a commitment for $3,800 from a bank. The Company and the bank are currently negotiating the documentation for the commitment and the Company anticipates that the commitment will be funded in early April 1996. The Company believes that the funds from the bank commitment and non-committed funds generated by the Company's exploration and production operations will meet the Company's ongoing cash requirements until the Company has repaid or refinanced its natural gas marketing and transmission debt. All cash flow from natural gas marketing and transmission operations is dedicated to this debt and thus not available for other corporate requirements/investments. The Company anticipates that this debt will be repaid by January 1997 and then the Company will receive the cash flow from natural gas marketing and transmission operations - currently approximately $22,500 per year.

         The Company has also received a preliminary commitment from the bank for a $30,000 facility. Under the terms of such facility the proceeds would be used to refinance the natural gas marketing and transmission debt, the $3,800 commitment and for new drilling but such debt would be repaid over a longer period and only 35% - 40% of the cash flow would be dedicated to debt service - instead of 100% of cash flow as is presently the case. If the Company concludes such a facility and repays the natural gas marketing and transmission debt, it would have significant cash flow available for drilling and other reserve and pipeline acquisitions. The Company's management is currently negotiating the $30,000 facility.

         Although the Company anticipates that it can close the $30,000 facility, there can be no assurance that such will be the case. Various consents and collateral liens are required and there can be no assurance such liens and consents will be forthcoming. In addition, the Company has projected its cash requirements through January 1997 on the assumption that no environmental costs related to its discontinued refining segment will be incurred. There can be no assurance, however, that such will be the case.

         As explained in Item 7 to the Company's Form 10-K for the year ended September 30, 1995, there are several circumstances that could cause unanticipated environmental expenditures by the Company applicable to the divested refineries and there can, accordingly, be no assurance that the cash requirements projected by the Company will not be significantly greater than those projected.

         As noted in Note 7 to the financial statements included in Part I hereof, the Company has engaged an investment banking firm to explore strategic options to enhance stockholder value. Alternatives being considered include a sale of the Company's assets, the sale of the Company or a merger, among others. If any of these alternatives are undertaken, the Company's future operations and cash flow would be materially different than those contemplated herein.

                           PART II. OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibit:
                 Exhibit 11.1 - Statement re: Computation of Earnings Per Share
                 Exhibit 27   - Financial Data Schedule

           (B)  Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: April 2, 1996                          CASTLE ENERGY CORPORATION



                                                      /s/ Richard E. Staedtler
                                                      -------------------------
                                                      Chief Financial Officer
                                                      Chief Accounting Officer