Form 10-Q/A
period 1995-12-31
CASTLE ENERGY CORP
filed 1996-04-29
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A


(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1995
                               ------------------------------------------------

                                       or


/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period ended
                               ------------------------------------------------

                         Commission file number:   0-10990
                                                -------------


                            CASTLE ENERGY CORPORATION
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


       Delaware                                         76-0035225
- -------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


 One Radnor Corporate Center, Suite 250,
 100 Matsonford Road, Radnor, Pennsylvania                     19087
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code        (610) 995-9400
                                                   ----------------------------

- -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes  X    No   .
                                             ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,693,646 shares of Common Stock, $.50 par value.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                        Page #
                                                                        ------
Part I.  Financial Information

  Item 1.  Financial Statements:

           Consolidated Balance Sheets - December, 31, 1995
           (Unaudited) and September 30, 1995...........................    1

           Consolidated Statements of Operations - Three Months
           Ended December 31, 1995 and 1994 (Unaudited).................  2-3

           Consolidated Statements of Cash Flows - Three Months
           Ended December 31, 1995 and 1994 (Unaudited).................    4

           Consolidated Statements of Stockholders' Equity - Year
           Ended September 30, 1995 and Three Months Ended
           December 31, 1995 (Unaudited)................................    5

           Notes to the Consolidated Financial Statements (Unaudited)...  6-9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                   December 31,    September 30,
                                                                                       1995           1995
                                                                                -----------------  -------------
                                    ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents ..................................................      $   4,879       $   5,341
    Restricted cash ............................................................          7,279           4,959
    Accounts receivable ........................................................          7,629           5,641
    Prepaid expenses and other current assets ..................................            220             153
    Deferred income taxes ......................................................          4,623           4,623
    Estimated realizable value of discontinued net refining assets .............         10,803          10,803
                                                                                      ---------       ---------
      Total current assets .....................................................         35,433          31,520
Property, plant and equipment, net:
    Natural gas transmission ...................................................         22,276          22,720
    Furniture, fixtures and equipment ..........................................            262             276
Oil and gas properties, net ....................................................         16,798          17,410
Gas contracts, net .............................................................         32,172          34,515
Other assets, net ..............................................................            411             463
Note receivable ................................................................         10,000          10,000
                                                                                      ---------       ---------
      Total assets .............................................................      $ 117,352       $ 116,904
                                                                                      =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ..........................................      $   4,843       $  12,080
    Current portion of long-term debt - related party ..........................            125             250
    Accounts payable ...........................................................          6,372           4,715
    Accrued expenses ...........................................................          3,049           3,284
    Other liabilities ..........................................................          3,439           3,323
    Net refining liabilities retained ..........................................         19,709          20,342
                                                                                      ---------       ---------
      Total current liabilities ................................................         37,537          43,994
Long-term debt .................................................................         25,027          23,616
Other long-term liabilities ....................................................             83              83
Deferred income taxes ..........................................................          7,574           7,574
                                                                                      ---------       ---------
      Total liabilities ........................................................         70,221          75,267
                                                                                      ---------       ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 shares issued and outstanding ..................................          3,347           3,347
Additional paid-in capital .....................................................         66,316          66,316
Accumulated deficit ............................................................        (22,532)        (28,026)
                                                                                      ---------       ---------
                                                                                         47,131          41,637
                                                                                      ---------       ---------
      Total liabilities and stockholders' equity ...............................      $ 117,352       $ 116,904
                                                                                      =========       =========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                       Three Months Ended December 31,
                                                       ------------------------------
                                                            1995             1994
                                                            ----             ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales .................................          $15,840          $20,055
                                                           -------          -------
                                                            15,840           20,055
                                                           -------          -------

    Exploration and production:
      Oil and gas sales .........................            2,071            2,217
      Well operations ...........................              131              142
                                                           -------          -------
                                                             2,202            2,359
                                                           -------          -------
                                                            18,042           22,414
                                                           -------          -------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases .............................            8,741           11,322
      Operating costs ...........................              256              267
      General and administrative ................              244              270
      Depreciation and amortization .............            2,846            2,846
                                                           -------          -------
                                                            12,087           14,705
                                                           -------          -------

    Exploration and production:
      Oil and gas production ....................              734              681
      General and administrative ................              220              203
      Depreciation, depletion and amortization ..              631              747
                                                           -------          -------
                                                             1,585            1,631
                                                           -------          -------
    Corporate general and administrative expenses            1,144            1,294
                                                           -------          -------
                                                            14,816           17,630
                                                           -------          -------
Operating income ................................            3,226            4,784
                                                           -------          -------

                            (Continued on next page)







    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                           Three Months Ended December 31,
                                                                           ------------------------------
                                                                             1995                  1994
                                                                             ----                  ----
Other income (expenses):
    Interest income ............................................          $       231           $       729
    Other income ...............................................                2,744
    Interest expense ...........................................                 (707)               (1,045)
                                                                          -----------           -----------
                                                                                2,268                  (316)
                                                                          -----------           -----------
Net income before provision for income taxes ...................                5,494                 4,468
                                                                          -----------           -----------
Provision for income taxes related to continuing operations:
        State ..................................................                                      4,218
        Federal ................................................                                     27,734
                                                                          -----------           -----------
                                                                                                     31,952
                                                                          -----------           -----------
Income (loss) from continuing operations .......................                5,494               (27,484)
Income from discontinued refining operations less applicable income taxes of $0 and $27,711, in 1995 and 1994,
    respectively ...............................................                                     41,568
                                                                          -----------           -----------
Net income .....................................................          $     5,494           $    14,084
                                                                          ===========           ===========

Net income (loss) per share:
    Income (loss) per share from continuing operations - primary          $       .82           ($     3.84)
                                                                          ===========           ===========
          - fully diluted ......................................          $       .82           ($     3.84)
                                                                          ===========           ===========
    Income per share from discontinued refining operations
          - primary ............................................          $      --             $      5.81
                                                                          ===========           ===========
          - fully diluted ......................................          $      --             $      5.81
                                                                          ===========           ===========
    Net income per share - primary .............................          $       .82           $      1.97
                                                                          ===========           ===========
          - fully diluted ......................................          $       .82           $      1.97
                                                                          ===========           ===========

    Weighted average number of common and common
        equivalent shares outstanding - primary ................            6,711,741             7,157,160
                                                                          ===========           ===========
          - fully diluted ......................................            6,717,043             6,978,024
                                                                          ===========           ===========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
                                                                                           1995               1994
                                                                                           ----               ----
Net cash flow provided by (used in) operating activities ......................          $  12,875           $    (911)
                                                                                         ---------           ---------
Cash flows from investing activities:
    Investment in refining plant ..............................................                                (20,480)
    Investment in oil and gas properties ......................................                (15)             (3,857)
    Investment in pipelines ...................................................                (23)                 (4)
    Purchase of furniture, fixtures and equipment .............................                                   (115)
                                                                                         ---------           ---------
              Net cash used in investing activities ...........................                (38)            (24,456)
                                                                                         ---------           ---------

Cash flows from financing activities:
   Proceeds of long-term debt .................................................                                 41,481
   Repayment of long-term debt ................................................            (14,658)            (12,646)
                                                                                         ---------           ---------
         Net cash provided by (used in) financing activities ..................            (14,658)             28,835
                                                                                         ---------           ---------
Net increase (decrease) in cash and cash equivalents ..........................             (1,821)              3,468
Cash and cash equivalents - beginning of period ...............................              6,710              18,118
                                                                                         ---------           ---------
Cash and cash equivalents - end of period .....................................          $   4,889           $  21,586
                                                                                         =========           =========

Supplemental disclosures of cash flow information are as follows:
Cash paid during the period:
   Interest ...................................................................          $     718           $   1,564
                                                                                         =========           =========
   Income taxes ...............................................................          $     500           $     143
                                                                                         =========           =========

   Payment of related party payables in exchange for reduction in cash
      participations ..........................................................                              $   6,862
                                                                                                             =========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the forward sale obligations
      and Societe Generale loan ...............................................                              $ 396,166
                                                                                                             =========

   Unrealized portion of estimated realizable value of discontinued net
       refining assets ........................................................          $   6,803
                                                                                         =========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                         Common Stock             Additional
                                  -------------------------        Paid-In       Accumulated
                                   Shares          Amount          Capital        (Deficit)        Total
                                   ------          ------         ----------     -----------       -----
Balance - October 1, 1994 ..      7,627,646      $    3,814      $   75,754        ($41,648)     $   37,920
Stock acquired .............       (969,000)           (485)         (9,622)         (1,275)        (11,382)
Options exercised ..........         35,000              18             184                             202
Net income .................                                                         14,897          14,897
                                 ----------      ----------      ----------      ----------      ----------
Balance - September 30, 1995      6,693,646           3,347          66,316         (28,026)         41,637
Net income .................                                                          5,494           5,494
                                 ----------      ----------      ----------      ----------      ----------
Balance - December 31, 1995       6,693,646      $    3,347      $   66,316        ($22,532)     $   47,131
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

         In July 1995, operations ceased at the Powerine Refinery and the Company retired the assets of the Powerine Refinery. On September 29, 1995, Powerine Oil Company ("Powerine"), the refining subsidiary owning the Powerine Refinery, sold (for legal purposes) substantially all of the refining plant assets to Kenyen Projects Limited ("Kenyen"), retaining certain rack facilities and the land on which the Powerine Refinery is situated and certain other assets. The purchase price was $22,763 consisting of $3,000 cash and a note for

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

$19,763. The note was due in three equal installments of principal and interest of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). As part of the sale, EMC also indemnified Powerine and the Company for any and all environmental liabilities of Powerine. Subsequent to January 16, 1996, the financial press reported that EMC had acquired the Powerine Refinery from Kenyen.

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

         On December 12, 1995, IRLP sold the Indian Refinery to American Western. As part of the sale, American Western assumed all liabilities and

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

expenses associated with the LTSA litigation. American Western is currently defending this litigation and has filed a counterclaim against Shell in the amount of $100,000.

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

         On January 16, 1996, Powerine merged into a subsidiary of EMC (see Note 4 above).

         In April 1996, American Western received a bank commitment to pay its $1,803 platinum note. The closing has not yet occurred. The Company believes the value of the platinum exceeds the note by at least $400.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  Date: April 24, 1996                           CASTLE ENERGY CORPORATION





                            /s/ Richard E. Staedtler
                            ----------------------------
                            Chief Financial Officer
                            Chief Accounting Officer