Form 10-Q/A
period 1995-12-31
CASTLE ENERGY CORP
filed 1996-05-10
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                  FORM 10-Q/A-1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1995
                               ------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended_______________________________________________

                         Commission file number: 0-10990
                                                 -------

                            CASTLE ENERGY CORPORATION
- ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                     76-0035225
- -------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

 One Radnor Corporate Center, Suite 250,
 100 Matsonford Road, Radnor,
 Pennsylvania                                                   19087
- ----------------------------------------               -----------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code      (610) 995-9400
                                                   --------------------------

- ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X   No     .
                                             --      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,693,646 shares of Common Stock, $.50 par value.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                                  Page #
                                                                                                                  ------
Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - December, 31, 1995
                          (Unaudited) and September 30, 1995.......................................................     1

                          Consolidated Statements of Operations - Three Months
                          Ended December 31, 1995 and 1994 (Unaudited).............................................   2-3

                          Consolidated Statements of Cash Flows - Three Months
                          Ended December 31, 1995 and 1994 (Unaudited).............................................     4

                          Consolidated Statements of Stockholders' Equity - Year
                          Ended September 30, 1995 and Three Months Ended
                          December 31, 1995 (Unaudited)............................................................     5

                          Notes to the Consolidated Financial Statements (Unaudited)...............................   6-9

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations......................................................  10-12

Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

Signatures     ....................................................................................................     14

Exhibit 11.1 Statement Re:  Computation of Earnings Per Share

Exhibit 27 Financial Data Schedule


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)


                                                                                       December 31,        September 30,
                                                                                           1995                1995
                                                                                       ------------        ------------
                                    ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents.................................................           $  4,879             $  5,341
    Restricted cash...........................................................              7,279                4,959
    Accounts receivable.......................................................              7,629                5,641
    Prepaid expenses and other current assets.................................                220                  153
    Deferred income taxes.....................................................              4,623                4,623
    Estimated realizable value of discontinued net refining assets............             10,803               10,803
                                                                                         --------             --------
      Total current assets....................................................             35,433               31,520
Property, plant and equipment, net:
    Natural gas transmission..................................................             22,276               22,720
    Furniture, fixtures and equipment.........................................                262                  276
Oil and gas properties, net...................................................             16,798               17,410
Gas contracts, net............................................................             32,172               34,515
Other assets, net.............................................................                411                  463
Note receivable...............................................................             10,000               10,000
                                                                                         --------             --------
      Total assets............................................................           $117,352             $116,904
                                                                                         ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................           $  4,843             $ 12,080
    Current portion of long-term debt - related party.........................                125                  250
    Accounts payable..........................................................              6,372                4,715
    Accrued expenses..........................................................              3,049                3,284
    Other liabilities.........................................................              3,439                3,323
    Net refining liabilities retained.........................................             19,709               20,342
                                                                                         --------             --------
      Total current liabilities...............................................             37,537               43,994
Long-term debt................................................................             25,027               23,616
Other long-term liabilities...................................................                 83                   83
Deferred income taxes.........................................................              7,574                7,574
                                                                                         --------             --------
      Total liabilities.......................................................             70,221               75,267
                                                                                         --------             --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 shares issued and outstanding.................................              3,347                3,347
Additional paid-in capital....................................................             66,316               66,316
Accumulated deficit...........................................................            (22,532)             (28,026)
                                                                                         --------             --------
                                                                                           47,131               41,637
                                                                                         --------             --------
      Total liabilities and stockholders' equity..............................           $117,352             $116,904
                                                                                         ========             ========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
                                                                                           1995                 1994
                                                                                           ----                 ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales............................................................              $15,840               $20,055
                                                                                         -------               -------
                                                                                          15,840                20,055
                                                                                         -------               -------

    Exploration and production:
      Oil and gas sales....................................................                2,071                 2,217
      Well operations......................................................                  131                   142
                                                                                         -------               -------
                                                                                           2,202                 2,359
                                                                                         -------               -------
                                                                                          18,042                22,414
                                                                                         -------               -------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases........................................................                8,741                11,322
      Operating costs......................................................                  256                   267
      General and administrative...........................................                  244                   270
      Depreciation and amortization........................................                2,846                 2,846
                                                                                         -------               -------
                                                                                          12,087                14,705
                                                                                         -------               -------

    Exploration and production:
      Oil and gas production...............................................                  734                   681
      General and administrative...........................................                  220                   203
      Depreciation, depletion and amortization.............................                  631                   747
                                                                                         -------               -------
                                                                                           1,585                 1,631
                                                                                         -------               -------
    Corporate general and administrative expenses..........................                1,144                 1,294
                                                                                         -------               -------
                                                                                          14,816                17,630
                                                                                         -------               -------
Operating income...........................................................                3,226                4,784
                                                                                         -------               -------


                            (Continued on next page)










    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)





                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
                                                                                          1995                 1994
                                                                                          ----                 ----
Other income (expenses):
    Interest income.......................................................              $    231           $      257
    Other income (expense) ...............................................                 2,744                  (55)
    Interest expense......................................................                  (707)              (1,279)
                                                                                        --------           ----------
                                                                                           2,268               (1,077)
                                                                                        --------           ----------
Net income before provision for income taxes..............................                 5,494                3,707
                                                                                        --------           ----------
Provision for income taxes related to continuing operations:
        State.............................................................                                      4,180
        Federal...........................................................                                     27,468
                                                                                        --------           ----------
                                                                                                               31,648
                                                                                        --------           ----------
Income (loss) from continuing operations..................................                 5,494              (27,941)
Income from discontinued refining operations less applicable income taxes of $0 and $28,015, in 1995 and 1994,
    respectively..........................................................                                     42,025
                                                                                        --------           ----------
Net income................................................................              $  5,494           $   14,084
                                                                                        ========           ==========

Net income (loss) per share:
    Income (loss) per share from continuing operations - primary..........              $    .82          ($     3.90)
                                                                                        ========           ==========
          - fully diluted.................................................              $    .82          ($     3.90)
                                                                                        ========           ==========
    Income per share from discontinued refining operations
          - primary.......................................................              $    --            $     5.87
                                                                                        ========           ==========
          - fully diluted.................................................              $    --            $     5.87
                                                                                        ========           ==========
    Net income per share - primary........................................              $    .82           $     1.97
                                                                                        ========           ==========
          - fully diluted.................................................              $    .82           $     1.97
                                                                                        ========           ==========

    Weighted average number of common and common
        equivalent shares outstanding - primary...........................             6,711,741            7,157,160
                                                                                      ==========           ==========
          - fully diluted.................................................             6,717,043            6,978,024
                                                                                      ==========           ==========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                            Three Months Ended December 31,
                                                                                            -------------------------------
                                                                                                 1995               1994
                                                                                                 ----               ----

Net cash flow provided by (used in) operating activities.........................              $ 12,875            $   (911)
                                                                                               --------            ----------
Cash flows from investing activities:
    Investment in refining plant..................................................                                  (20,480)
    Investment in oil and gas properties..........................................                  (15)             (3,857)
    Investment in pipelines.......................................................                  (23)                 (4)
    Purchase of furniture, fixtures and equipment.................................                                     (115)
                                                                                               --------            --------
              Net cash used in investing activities...............................                  (38)            (24,456)
                                                                                               --------            --------

Cash flows from financing activities:
   Proceeds of long-term debt.....................................................                                   41,481
   Repayment of long-term debt....................................................              (14,658)            (12,646)
                                                                                               --------            --------
         Net cash provided by (used in) financing activities......................              (14,658)             28,835
                                                                                               --------            --------
Net increase (decrease) in cash and cash equivalents..............................               (1,821)              3,468
Cash and cash equivalents - beginning of period...................................                6,710              18,118
                                                                                               --------            --------
Cash and cash equivalents - end of period.........................................             $  4,889            $ 21,586
                                                                                               ========            ========

Supplemental disclosures of cash flow information are as follows:
Cash paid during the period:
   Interest.......................................................................             $    718            $  1,564
                                                                                               ========            ========
   Income taxes...................................................................             $    500            $    143
                                                                                               ========            ========

   Payment of related party payables in exchange for reduction in cash
       participations.............................................................                                 $  6,862
                                                                                                                   ========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the forward sale obligations
      and Societe Generale loan...................................................                                 $396,166
                                                                                                                   ========

   Unrealized portion of estimated realizable value of discontinued net
       refining assets............................................................             $ 6,803
                                                                                               =======



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                Common Stock              Additional
                                          ------------------------          Paid-In          Accumulated
                                            Shares          Amount          Capital           (Deficit)         Total
                                          ---------       ---------       ----------         -----------        -----

Balance - October 1, 1994.............    7,627,646         $3,814          $75,754           ($41,648)        $37,920
Stock acquired........................     (969,000)          (485)          (9,622)            (1,275)        (11,382)
Options exercised.....................       35,000             18              184                                202
Net income............................                                                          14,897          14,897
                                          ---------         ------          -------           --------         -------
Balance - September 30, 1995..........    6,693,646          3,347           66,316            (28,026)         41,637
Net income............................                                                           5,494           5,494
                                          ---------         ------          -------           --------         -------
Balance - December 31, 1995...........    6,693,646         $3,347          $66,316           ($22,532)        $47,131
                                          =========         ======          =======           ========         =======


























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

         On January 16, 1996, Powerine merged into a subsidiary of EMC (see Note 4 above).

         In connection with the sale of the Indian Refinery to American Western in December 1995, one of the Company's subsidiaries sold platinum to American Western for cash and a promissory note in the principal amount of $1,803. The note was originally due on February 11, 1996, but the Company extended the note to March 22, 1996 and thereafter refrained from seeking to collect on the note to allow American Western time to obtain financing. In April 1996, American Western informed the Company that American Western had obtained a commitment from a financial institution to provide such financing; however, the closing of such financing has still not occurred. As a result, the Company's subsidiary, which has a first security interest in the platinum, is considering alternatives with respect to the collection of the note. The Company estimates that, as of May 1, 1996, the market value of the collateral was in excess of $2,200 and accordingly does not expect a loss in liquidating the note.

         As part of the purchase price for the Indian Refinery, IRLP received from American Western a promissory note in the principal amount of $5,000, due the earlier of October 31, 1996 or the date American Western obtains financing to restart the Indian Refinery. Under the terms of the note and a related escrow agreement, American Western was obligated to make quarterly interest payments on the note into an escrow fund held for the benefit of the creditors of IRLP. To date, no interest payments have been made. Accordingly, IRLP is considering options available to it under the note and related agreements, including foreclosure on the assets securing the note. If American Western does not pay the note, IRLP will not have funds to pay its trade creditors. Under such circumstances, IRLP may have to foreclose on and sell the Indian Refinery assets to obtain payment on the note or, failing same, consider filing a voluntary petition for bankruptcy.

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

Other Income (Expenses)

         Other income increased $2,799. Of this amount, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation.

         Interest expense decreased $572 or 44.7% from the first quarter of fiscal 1995 to the first quarter of fiscal 1996. The decrease is primarily attributable to the decrease in debt owed to General Electric Credit Corporation ("GECC"), the Company's natural gas marketing and transmission lender. This debt constituted over 95% of the Company's debt applicable to continuing operations in both quarters being compared and has a fixed annual interest rate of 8.33%.


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

       Date: May 9, 1996                    CASTLE ENERGY CORPORATION



                            /s/ Richard E. Staedtler
                            ----------------------------------------
                            Chief Financial Officer
                            Chief Accounting Officer