Form 10-Q
period 1996-03-31
CASTLE ENERGY CORP
filed 1996-05-10
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               -------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                       Commission file number:    0-10990
                                              ---------------


                            CASTLE ENERGY CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                  76-0035225
- -------------------------------                   ------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


                    One Radnor Corporate Center, Suite 250,
                 100 Matsonford Road, Radnor, Pennsylvania 19087
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code          (610) 995-9400
                                                    ---------------------------


- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X  No    .
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,693,646 shares of Common Stock, $.50 par value as of May 1, 1996.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                         Page #
                                                                         ------
Part I.  Financial Information

         Item 1. Financial Statements:

                 Consolidated Balance Sheets - March 31, 1996 (Unaudited)
                 and September 30, 1995...................................... 1

                 Consolidated Statements of Operations - Three Months
                 Ended March 31, 1996 and 1995 (Unaudited)................... 2

                 Consolidated Statements of Operations - Six Months Ended
                 March 31, 1996 and 1995 (Unaudited)......................... 3

                 Consolidated Statements of Cash Flows - Six Months Ended
                 March 31, 1996 and 1995 (Unaudited)......................... 4

                 Consolidated Statements of Stockholders' Equity - Year
                 Ended September 30, 1995 and Six Months Ended March
                 31, 1996 (Unaudited)........................................ 5

                 Notes to the Consolidated Financial Statements (Unaudited)
                 ............................................................ 6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................11

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.........14

         Item 6. Exhibits and Reports on Form 8-K............................14

Signatures     ..............................................................15

Exhibit 11.1 Statement Re:  Computation of Earnings Per Share

Exhibit 27 Financial Data Schedule

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                        March 31,           September 30,
                                                                                          1996                 1995
                                                                                      -------------         -------------
                                    ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents.................................................         $    2,965            $   5,341
    Restricted cash...........................................................              8,086                4,959
    Accounts receivable.......................................................              9,337                5,641
    Prepaid expenses and other current assets.................................                173                  153
    Deferred income taxes.....................................................              4,623                4,623
    Estimated realizable value of discontinued net refining assets............              6,855               10,803
                                                                                      -----------            ---------
      Total current assets....................................................             32,039               31,520
Property, plant and equipment, net:
    Natural gas transmission..................................................             21,834               22,720
    Furniture, fixtures and equipment.........................................                250                  276
Oil and gas properties, net...................................................             16,275               17,410
Gas contracts, net............................................................             29,828               34,515
Other assets, net.............................................................                372                  463
Note receivable...............................................................             10,000               10,000
                                                                                       ----------           ----------
      Total assets............................................................           $110,598             $116,904
                                                                                         ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................         $    8,439            $  12,080
    Current portion of long-term debt - related party.........................                 63                  250
    Accounts payable..........................................................              8,294                4,715
    Accrued expenses..........................................................              1,971                3,284
    Other liabilities.........................................................              3,083                3,323
    Net refining liabilities retained.........................................             14,531               20,342
                                                                                       ----------           ----------
      Total current liabilities...............................................             36,381               43,994
Long-term debt................................................................             14,295               23,616
Other long-term liabilities...................................................                 83                   83
Deferred income taxes.........................................................              7,574                7,574
                                                                                      -----------          -----------
      Total liabilities.......................................................             58,333               75,267
                                                                                       ----------           ----------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 shares issued and outstanding.................................              3,347                3,347
Additional paid-in capital....................................................             66,316               66,316
Accumulated deficit...........................................................            (17,398)             (28,026)
                                                                                      ----------           ----------
                                                                                           52,265               41,637
                                                                                       ----------           ----------
      Total liabilities and stockholders' equity..............................           $110,598             $116,904
                                                                                         ========             ========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                          1996               1995
                                                                                          ----               ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..............................................................         $    19,957          $    21,134
                                                                                      -----------          -----------
                                                                                           19,957               21,134
                                                                                      -----------          -----------

    Exploration and production:
      Oil and gas sales......................................................               2,330                1,670
      Well operations........................................................                 137                  111
                                                                                      -----------          -----------
                                                                                            2,467                1,781
                                                                                      -----------          -----------
                                                                                           22,424               22,915
                                                                                      -----------          -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases..........................................................              11,325               12,258
      Operating costs........................................................                 176                  216
      General and administrative.............................................                 284                  206
      Depreciation and amortization..........................................               2,848                2,846
                                                                                      -----------          -----------
                                                                                           14,633               15,526
                                                                                      -----------          -----------

    Exploration and production:
      Oil and gas production.................................................                 562                  352
      General and administrative.............................................                 199                  155
      Depreciation, depletion and amortization...............................                 559                  701
                                                                                      -----------          -----------
                                                                                            1,320                1,208
                                                                                      -----------          -----------
    Corporate general and administrative expenses............................               1,106                  928
                                                                                      -----------          -----------
                                                                                           17,059               17,662
                                                                                      -----------          -----------
Operating income.............................................................               5,365                5,253
                                                                                      -----------          -----------

Other income (expenses):
    Interest income..........................................................                 240                  250
    Other income.............................................................                  39                    7
    Interest expense.........................................................                (510)              (1,052)
                                                                                      -----------          -----------
                                                                                             (231)                (795)
                                                                                      -----------          -----------
Net income before provision for income taxes.................................               5,134                4,458
                                                                                      -----------          -----------
Provision for (benefit of) income taxes related to continuing operations:
        State................................................................                                       (5)
        Federal..............................................................                                    1,761
                                                                                      -----------          -----------
                                                                                                                 1,756
                                                                                      -----------          -----------
Income from continuing operations............................................               5,134                2,702
Income (loss) from discontinued refining operations less applicable income taxes of $0 in 1996 and a tax benefit of $1,471 in 1995,
    respectively.............................................................                                   (2,666)
                                                                                      -----------          -----------
Net income...................................................................        $      5,134          $        36
                                                                                     ============          ===========



Net income (loss) per share:
    Income (loss) per share from continuing operations - primary.............        $        .77          $       .41
                                                                                     ============          ===========
          - fully diluted....................................................        $        .76          $       .41
                                                                                     ============          ===========
    Loss per share from discontinued refining operations
          - primary..........................................................                             ($       .40)
                                                                                                           ===========
          - fully diluted....................................................                             ($       .40)
                                                                                                           ===========
    Net income per share - primary...........................................        $        .77          $       .01
                                                                                     ============          ===========
          - fully diluted....................................................        $        .76          $       .01
                                                                                     ============          ===========
    Weighted average number of common and common equivalent
        shares outstanding - primary.........................................           6,712,938            6,712,114
                                                                                       ==========          ===========
          - fully diluted....................................................           6,719,402            6,689,543
                                                                                       ==========          ===========


The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                        Six Months Ended March 31,
                                                                        --------------------------
                                                                           1996          1995
                                                                           ----          ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales ....................................................   $    35,797    $    41,189
                                                                       -----------    -----------
                                                                            35,797         41,189
                                                                       -----------    -----------

    Exploration and production:
      Oil and gas sales ............................................         4,401          3,887
      Well operations ..............................................           268            253
                                                                       -----------    -----------
                                                                             4,669          4,140
                                                                       -----------    -----------
                                                                            40,466         45,329
                                                                       -----------    -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ................................................        20,066         23,580
      Operating costs ..............................................           432            483
      General and administrative ...................................           528            476
      Depreciation and amortization ................................         5,694          5,692
                                                                       -----------    -----------
                                                                            26,720         30,231
                                                                       -----------    -----------

    Exploration and production:
      Oil and gas production .......................................         1,296          1,033
      General and administrative ...................................           419            358
      Depreciation, depletion and amortization .....................         1,190          1,448
                                                                       -----------    -----------
                                                                             2,905          2,839
                                                                       -----------    -----------
    Corporate general and administrative expenses ..................         2,250          2,222
                                                                       -----------    -----------
                                                                            31,875         35,292
                                                                       -----------    -----------
Operating income ...................................................         8,591         10,037
                                                                       -----------    -----------

Other income (expenses):
    Interest income ................................................           471            507
    Other income (expense) .........................................         2,783            (48)
    Interest expense ...............................................        (1,217)        (2,331)
                                                                       -----------    -----------
                                                                             2,037         (1,872)
                                                                       -----------    -----------
Net income before provision for income taxes .......................        10,628          8,165
                                                                       -----------    -----------
Provision for income taxes related to continuing operations:
        State ......................................................                        4,175
        Federal ....................................................                       29,229
                                                                       -----------    -----------
                                                                                           33,404
                                                                       -----------    -----------
Income (loss) from continuing operations ...........................        10,628        (25,239)
Income from discontinued refining operations less applicable income
    taxes of $0 and $26,240, in 1996 and 1995, respectively ........                       39,359
                                                                       -----------    -----------
Net income .........................................................   $    10,628    $    14,120
                                                                       ===========    ===========



Net income (loss) per share:
    Income (loss) per share from continuing operations - primary ...   $      1.58    ($     3.65)
                                                                       ===========    ===========
          - fully diluted ..........................................   $      1.58    ($     3.65)
                                                                       ===========    ===========
    Income per share from discontinued refining operations
          - primary ................................................                  $      5.69
                                                                                      ===========
          - fully diluted ..........................................                  $      5.69
                                                                                      ===========
    Net income per share - primary .................................   $      1.58    $      2.04
                                                                       ===========    ===========
          - fully diluted ..........................................   $      1.58    $      2.04
                                                                       ===========    ===========
    Weighted average number of common and common equivalent
        shares outstanding - primary ...............................     6,712,347      6,917,099
                                                                       ===========    ===========
          - fully diluted ..........................................     6,719,361      6,801,318
                                                                       ===========    ===========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                       Six Months Ended March 31,
                                                                                       --------------------------
                                                                                           1996         1995
                                                                                           ----         ----

Net cash flow provided by (used in) operating activities .............................   $  19,108    ($ 38,719)
                                                                                         ---------    ---------
Cash flows from investing activities:
    Investment in refining plant .....................................................                  (28,817)
    Investment in oil and gas properties .............................................         (50)      (4,028)
    Investment in pipelines ..........................................................         (48)          (4)
    Purchase of furniture, fixtures and equipment ....................................                     (241)
                                                                                         ---------    ---------
         Net cash used in investing activities .......................................         (98)     (33,090)
                                                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds of long-term debt ........................................................                  109,483
   Repayment of long-term debt .......................................................     (22,687)     (33,504)
   Proceeds from exercise of stock options ...........................................                       58
                                                                                         ---------    ---------
         Net cash provided by (used in) financing activities .........................     (22,687)      76,037
                                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .................................      (3,677)       4,228
Cash and cash equivalents - beginning of period ......................................       6,710       18,118
                                                                                         ---------    ---------
Cash and cash equivalents - end of period ............................................   $   3,033    $  22,346
                                                                                         =========    =========

Supplemental disclosures of cash flow information are as follows:

   Payment of related party payables in exchange for reduction in cash participations                 $   6,862
                                                                                                      =========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the forward sale obligations
      and Societe Generale loan ......................................................                $ 396,166
                                                                                                      =========

   Unrealized portion of estimated realizable value of discontinued net
       refining assets ...............................................................   $   3,516
                                                                                         =========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                     Common Stock            Additional
                                  --------------------        Paid-In    Accumulated
                                  Shares        Amount        Capital     (Deficit)       Total
                                  ------        ------       ----------  -----------      -----

Balance - October 1, 1994 ..    7,627,646    $    3,814    $   75,754    ($  41,648)   $   37,920
Stock acquired .............     (969,000)         (485)       (9,622)       (1,275)      (11,382)
Options exercised ..........       35,000            18           184                         202
Net income .................                                                 14,897        14,897
                               ----------    ----------    ----------    ----------    ----------
Balance - September 30, 1995    6,693,646         3,347        66,316       (28,026)       41,637
Net income .................                                                 10,628        10,628
                               ----------    ----------    ----------    ----------    ----------
Balance - March 31, 1996 ...    6,693,646    $    3,347    $   66,316    ($  17,398)   $   52,265
                               ==========    ==========    ==========    ==========    ==========


























    The accompanying notes are an integral part of these financial statements

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended March 31, 1996 and 1995 and for a fair statement of financial position at March 31, 1996.

Note 2 - September 30, 1995 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1995 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

Note 3 - Discontinued Operations

         In 1994, the Company decided to discontinue the operations of its refining business and to sell or retire its two refineries.

         In July 1995, operations ceased at the Powerine Refinery and the Company retired the assets of the Powerine Refinery. On September 29, 1995, Powerine Oil Company ("Powerine"), the refining subsidiary owning the Powerine Refinery, sold (for legal purposes) substantially all of the refining plant assets to Kenyen Projects Limited ("Kenyen"), retaining certain rack facilities and the land on which the Powerine Refinery is situated and certain other assets. The purchase price was $22,763 consisting of $3,000 cash and a note for $19,763. The note was due in three equal installments of principal and interest of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). As part of the sale, EMC paid the Company $1,000 and indemnified Powerine and the Company for any and all environmental liabilities of Powerine. Subsequent to January 16, 1996, the financial press reported that EMC had acquired the Powerine Refinery from Kenyen.

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

         As a result of the discontinuance of refining operations, all assets and liabilities related to the refining segment have been netted. The estimated realizable value of net refining assets is shown under the caption "Estimated realizable value of discontinued net refining assets" on the accompanying Consolidated Balance Sheet. The estimated value of the refining liabilities retained is shown under the caption "Net refining liabilities retained."

         An analysis of the assets and liabilities related to the refining segment for the period October 1, 1995 to March 31, 1996 is as follows:


                                                  Estimated
                                             realizable value of   Net refining
                                              discontinued net      liabilities
                                               refining assets       retained
                                             -------------------   ------------
Balance - October 1, 1995.................      $10,803              $20,342
Cash proceeds from refinery sales.........       (3,948)              (3,516)
Cash payment from parent..................                              (801)
Other.....................................                            (1,494)
                                               --------              --------
Balance - March 31, 1996..................     $  6,855*             $14,531
                                               ========              =======

         *Consists of $5,000 secured note and $1,803 platinum note plus interest due from American Western.

Note 4 - Contingencies

         Long-Term Supply Agreement

         In 1993, IRLP entered into a Long-Term Supply Agreement (the "LTSA") with Shell Canada Limited and Salmon Resources Ltd. (collectively "Shell") for the supply of Caroline Condensate feedstock to the Indian Refinery. MG Refining & Marketing, Inc. ("MGRM"), a subsidiary of Metallgesellschaft Corporation ("MG"), agreed to be the alternate purchaser under the LTSA in the event IRLP

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


should fail to perform. On December 23, 1994, Shell filed suit in the United States District Court for the Northern District of Illinois against IRLP and MGRM (the "Shell Litigation"). The complaint alleged that MGRM failed to provide Shell with adequate assurances, pursuant to a request under the Illinois Commercial Code, concerning its role as "alternate purchaser" under the LTSA, and that as a result, MGRM repudiated the LTSA pursuant to provisions of the Illinois Commercial Code. The complaint further alleged that the LTSA should be terminated because its purpose has been frustrated and the performance had become impossible.

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

         Powerine Arbitration

         On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MG Trade Finance Corp. ("MGTFC"), including $10,828 of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

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

         The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled and MG will still owe the Company its $10,000 note (due October 14, 1997). If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note from MG

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


will be discharged and neither the Company nor MG will owe the other. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note.

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

        Swap Agreement

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1,200 of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $1,356 plus interest under the Swap Agreement. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim, expects to prevail and expects to recover its $707 receivable.

Note 5 - Stockholder Litigation Recovery

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

Note 6 - Credit Facility

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

Note 7 - Engagement of Financial Advisor

         On March 5, 1996, the Company engaged Lazard Freres & Co., LLC to explore strategic alternatives to enhance stockholder value and to act as the

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Company's exclusive advisor. The alternatives that may be recommended include the sale of assets, the sale of the Company, a merger with or joint venture with another company, continuing to operate under the current structure or other restructuring measures. If any of the alternatives are undertaken, future operations of the Company may be different from current operations.

Note 8 - Subsequent Events

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

Revenues

           Gas sales from natural gas marketing decreased $5,392 or 13.2% from the first half of fiscal 1995 to the first half of fiscal 1996. The decrease was attributable to two factors: a decrease in the annual volumes Lone Star is required to take and the fact that deliveries under the Lone Star Contract are not proportional throughout the Company's fiscal year.

           Commencing February 1, 1996, the annual volumes Lone Star is required to take under the Lone Star Contract decreased 8.6%. A further and final 1.4% decrease in required volumes is scheduled for February 1, 1997. The Lone Star Contract terminates May 31, 1999.

           Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision) and the price received for the gas delivered to Lone Star is also essentially fixed, the Lone Star Contract year is from February 1, to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional during the Company's fiscal periods. Lone Star's deliveries in February and March 1996 approximated 23.5% of the annual volume that Lone Star is required to purchase for the contract year ending January 31, 1997. Had Lone Star taken the required annual volumes ratably during these months such volumes would have aggregated only 16.7% of annual required volumes. The result is that monthly gas sales to Lone Star are expected to be less than the annual monthly average for the remainder of both the Company's fiscal year ended September 30, 1996 and the Lone Star Contract year ended January 31, 1997, although deliveries by month within these periods will vary in accordance with Lone Star's seasonal demand.

           Exploration and Production

           Oil and gas sales increased $514 or 13.2% from the six months ended March 31, 1995 to the six months ended March 31, 1996. The increase is comprised of two offsetting factors. Production volumes and thus oil and gas sales declined approximately 10% during the period consistent with the fact that the Company has not replaced any of its reserves or conducted any new drilling. Gas prices, however, increased an average of approximately 25% during the period due to short gas supplies and cold weather - especially in January and February 1996.

Expenses

           Natural Gas Marketing and Transmission

           Gas purchases for natural gas marketing decreased $3,514 or 14.9% from the first half of fiscal 1995 to the first half of fiscal 1996. This decrease compares to a 13.2% decrease in natural gas sales for the same periods. For the six months ended March 31, 1995, gas purchases comprised 57.2% of gas sales versus only 56.1% of gas sales for six months ended March 31, 1996. The decrease in gas purchases as a percentage of gas sales is attributable to non-recurring reduction of prior periods' gas purchasing liabilities.

           Exploration and Production

           Oil and gas production (lease operating) expenses increased $263 or 25.5% for the six months ended March 31, 1996. For the six months ended March 31, 1995 oil and gas production expenses comprised 26.6% of oil and gas sales versus 29.4% of oil and gas sales for the six months ended March 31, 1996. The increase in the oil and gas production expense is anticipated since the Company's oil and gas reserves are maturing and the costs to produce such mature reserves generally exceeds that required to produce more recently developed reserves. Nevertheless, oil and gas production expenses typically do not occur evenly throughout the year and a comparison of expenses for annual fiscal periods is more indicative of future results.

           Depreciation, depletion and amortization decreased $258 or 17.8% from the first half of fiscal 1995 to the first half of fiscal 1996. Such decrease parallels the decrease in production.

Other Income (Expenses)

           Other income increased $2,831. Of this amount, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. There was no counterpart to this recovery in fiscal 1995.

           Interest expense decreased $1,114 or 47.8% from the first half of fiscal 1995 to the first half of fiscal 1996. The decrease is attributable to the decrease in debt owed to General Electric Capital Corporation ("GECC"), the Company's natural gas marketing and transmission lender. This debt constituted over 95% of the Company's debt applicable to continuing operations in both periods being compared and has a fixed annual interest rate of 8.33%.

TAX PROVISIONS

           The tax provision allocated to continuing operations for the six months ended March 31, 1995 has been determined pursuant to "Financial Accounting Standards 109 -- Accounting for Income Taxes" ("FAS/109"). The $33,404 provision against pretax income from continuing operations of $8,165 results primarily because of the creation of a valuation reserve for deferred taxes at December 31, 1994. Previously, the Company had recorded deferred tax assets on all of its tax carryforwards in anticipation of selling its refineries to CORE Refining Corp. ("CORE") in a transaction that would have created taxable income. Subsequently, the CORE transaction failed and the valuation reserve was created because it then became probable that the Company would not be liable for taxes in fiscal 1995 as originally estimated. The management of the Company believes that the intraperiod tax provision allocation between continuing and discontinued operations is misleading because the tax rate applicable to continuing operations does not approximate the tax rate expected by the Company in future tax years.

           No tax provision was required for the six month period ended March 31, 1996 because, as a result of strategies being pursued that will more likely than not generate taxable income, management believes the Company will utilize some of its tax carryforwards during the current year resulting in a projected annual tax rate of zero.

LIQUIDITY AND CAPITAL RESOURCES

           The Company previously indicated that its cash deficit for the period March 1, 1996 to September 30, 1996 was approximately $2,875 (see Item 7 to Form 10-K for the year ended September 30, 1995). As of April 30, 1996, the situation had not significantly changed: the Company's projected cash shortfall through September 30, 1996 approximated $2,750 and is essentially comprised of liabilities of CORE that the Company is obligated to reimburse to CORE when CORE settles and pays such liabilities and refining debt for which the Company has pledged its exploration and production assets. (The Company is currently liable for approximately $4,500 in liabilities but expects to recover approximately $1,850 from its platinum note due from American Western). Subsequently, the Company received a commitment for $3,800 from a bank. The Company and the bank are currently negotiating the documentation for the commitment and the Company anticipates that the commitment will be funded in May 1996. The Company believes that the funds from the bank commitment and non-committed funds generated by the Company's exploration and production operations will meet the Company's ongoing cash requirements until the Company has repaid or refinanced its natural gas marketing and transmission debt. All cash flow from natural gas marketing and transmission operations is dedicated to this debt and thus not available for other corporate requirements/investments. The Company anticipates that this debt will be repaid by January 1997 and then the Company will receive the cash flow from natural gas marketing and transmission operations - currently approximately $22,500 per year. The Lone Star Gas Contract, from which most of this cash flow is derived, expires May 31, 1999.

           The Company has also received a preliminary commitment from the bank for a $30,000 facility. Under the terms of such facility the proceeds would be used to refinance the natural gas marketing and transmission debt and the $3,800 commitment and for new drilling but such debt would be repaid over a longer period and only 35% - 40% of the cash flow would be dedicated to debt service - instead of 100% of cash flow as is presently the case. If the Company concludes such a facility and repays the natural gas marketing and transmission debt, it would have significant cash flow available for drilling and other reserve and pipeline acquisitions.

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

                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Stockholders was held on April 29, 1996. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated April 1, 1996 and the accompanying Proxy Statement. A total of 6,693,646 shares were eligible to vote of which 4,959,799 were present in person or by proxy.

           Martin R. Hoffmann was elected to serve as a director until the 1999 Annual Meeting and the number of votes with respect to Mr. Hoffmann was 4,857,492 votes for his election and 102,307 votes withheld for his election.

        At the Annual Meeting, the stockholders also approved the appointment of Price Waterhouse, LLP as the Company's independent accountants for the fiscal year ending September 30, 1996 by a vote of 4,863,361 for such appointment, 95,525 against and 913 abstentions.

           In addition to the above, Joseph L. Castle II, Sidney F. Wentz and William S. Sudhaus continued on the Board of Directors.

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