Form 10-Q
period 1996-06-30
CASTLE ENERGY CORP
filed 1996-08-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1996
                               --------------------------------------------
                                          or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended ____________________________________________

                         Commission file number: 0-10990
                                                 --------

                            CASTLE ENERGY CORPORATION
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     76-0035225
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     One Radnor Corporate Center, Suite 250,
                100 Matsonford Road, Radnor, Pennsylvania         19087
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code               (610) 995-9400
                                                              ------------------


- --------------------------------------------------------------------------------
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes __X__ No _____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,693,646 shares of Common Stock, $.50 par value, as of August 1, 1996.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                                   Page #
                                                                                                                   ------

Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - June 30, 1996 (Unaudited)
                          and September 30, 1995...................................................................  1
                          Consolidated Statements of Operations - Three Months
                          Ended June 30, 1996 and 1995 (Unaudited).................................................  2
                          Consolidated Statements of Operations - Nine Months
                          Ended June 30, 1996 and 1995 (Unaudited).................................................  3
                          Consolidated Statements of Cash Flows - Nine Months
                          Ended June 30, 1996 and 1995 (Unaudited).................................................  4
                          Consolidated Statements of Stockholders' Equity - Nine
                          Months Ended June 30, 1996 (Unaudited) and Year Ended
                          September 30, 1995.......................................................................  5
                          Notes to the Consolidated Financial Statements (Unaudited)...............................  6-10
             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations......................................................  11-14
Part II.     Other Information

             Item 1.      Legal Proceedings........................................................................  15
             Item 6.      Exhibits and Reports on Form 8-K.........................................................  15
Signatures     ....................................................................................................  16



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)




                                                                                    June 30,       September 30,
                                                                                       1996             1995
                                                                                  -------------    -------------
                                    ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents.................................................   $   2,245            $   5,341
    Restricted cash...........................................................       5,075                4,959
    Accounts receivable.......................................................       5,412                5,641
    Prepaid expenses and other current assets.................................         241                  153
    Deferred income taxes.....................................................       4,623                4,623
    Estimated realizable value of discontinued net refining assets............       6,803               10,803
                                                                                 ---------            ---------
      Total current assets....................................................      24,399               31,520
Property, plant and equipment, net:
    Natural gas transmission..................................................      21,594               22,720
    Furniture, fixtures and equipment.........................................         235                  276
Oil and gas properties, net...................................................      15,666               17,410
Gas contracts, net............................................................      27,485               34,515
Other assets, net.............................................................         666                  463
Note receivable...............................................................      10,000               10,000
                                                                                 ---------           ----------
      Total assets............................................................    $100,045             $116,904
                                                                                  ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................   $  10,975            $  12,080
    Current portion of long-term debt - related party.........................                              250
    Accounts payable..........................................................       3,662                4,715
    Accrued expenses..........................................................       2,051                3,284
    Other liabilities.........................................................       3,315                3,323
    Net refining liabilities retained.........................................      11,043               20,342
                                                                                 ---------           ----------
      Total current liabilities...............................................      31,046               43,994
Long-term debt................................................................       7,278               23,616
Other long-term liabilities...................................................          66                   83
Deferred income taxes.........................................................       7,574                7,574
                                                                                 ---------          -----------
      Total liabilities.......................................................      45,964               75,267
                                                                                 ---------           ----------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 shares issued and outstanding.................................       3,347                3,347
Additional paid-in capital....................................................      66,316               66,316
Accumulated deficit...........................................................     (15,582)             (28,026)
                                                                                 ---------           ----------
      Total stockholders' equity..............................................      54,081               41,637
                                                                                 ---------           ----------
      Total liabilities and stockholders' equity..............................    $100,045             $116,904
                                                                                 =========           ==========



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                               Three Months Ended June 30,
                                                                                             ------------------------------
                                                                                                 1996              1995
                                                                                             -----------       ------------
           Revenues:
               Natural gas marketing and transmission:
                 Gas sales ..........................................................        $    14,474        $    17,800
                                                                                             -----------        -----------
               Exploration and production:
                 Oil and gas sales ..................................................              2,065              2,854
                 Well operations ....................................................                 77                112
                                                                                             -----------        -----------
                                                                                                   2,142              2,966
                                                                                             -----------        -----------
                                                                                                  16,616             20,766
                                                                                             -----------        -----------
           Expenses:
               Natural gas marketing and transmission:
                 Gas purchases ......................................................              9,748             10,041
                 Operating costs ....................................................                360                192
                 General and administrative .........................................                218                371
                 Depreciation and amortization ......................................              2,851              2,846
                                                                                             -----------        -----------
                                                                                                  13,177             13,450
                                                                                             -----------        -----------
               Exploration and production:
                 Oil and gas production .............................................                565                642
                 General and administrative .........................................                156                282
                 Depreciation, depletion and amortization ...........................                623                805
                                                                                             -----------        -----------
                                                                                                   1,344              1,729
                                                                                             -----------        -----------
               Corporate general and administrative expenses ........................                680              1,204
                                                                                             -----------        -----------
                                                                                                  15,201             16,383
                                                                                             -----------        -----------
           Operating income .........................................................              1,415              4,383
                                                                                             -----------        -----------
           Other income (expense):
               Interest income ......................................................                226                263
               Other income .........................................................                478                 65
               Interest expense .....................................................               (303)              (730)
                                                                                             -----------        -----------
                                                                                                     401               (402)
                                                                                             -----------        -----------

           Income from continuing operations before income taxes ....................              1,816              3,981
                                                                                             -----------        -----------
            Provision for (benefit of) income taxes related to continuing operations:
                   State ............................................................                                  (145)
                   Federal ..........................................................                                (1,013)
                                                                                             -----------        -----------
                                                                                                                     (1,158)
                                                                                             -----------        -----------
           Income from continuing operations ........................................              1,816              5,139
            Income (loss) from discontinued refining operations less applicable income
               taxes of $0 in 1996 and a tax benefit of $4,675 in 1995, respectively                                 (7,012)
                                                                                             -----------        -----------
           Net income (loss) ........................................................        $     1,816        ($    1,873)
                                                                                             ===========        ===========
           Net income (loss) per share:
               Income per share from continuing operations - primary ................        $       .27        $       .77
                                                                                             ===========        ===========
                     - fully diluted ................................................        $       .27        $       .77
                                                                                             ===========        ===========
               Loss per share from discontinued refining operations
                     - primary ......................................................                           ($     1.05)
                                                                                             ===========        ===========
                     - fully diluted ................................................                           ($     1.05)
                                                                                             ===========        ===========
               Net income (loss) per share - primary ................................        $       .27        ($      .28)
                                                                                             ===========        ===========
                     - fully diluted ................................................        $       .27        ($      .28)
                                                                                             ===========        ===========
               Weighted average number of common and common equivalent shares
                   outstanding - primary ............................................          6,729,769          6,668,976
                                                                                             ===========        ===========
                     - fully diluted ................................................          6,729,827          6,712,505
                                                                                             ===========        ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                              Nine Months Ended June 30,
                                                                                            -----------------------------
                                                                                               1996                1995
                                                                                            -----------       ------------
           Revenues:
               Natural gas marketing and transmission:
               Gas sales ............................................................       $    50,271        $    58,989
                                                                                            -----------        -----------
               Exploration and production:
                 Oil and gas sales ..................................................             6,466              6,741
                 Well operations ....................................................               345                365
                                                                                            -----------        -----------
                                                                                                  6,811              7,106
                                                                                            -----------        -----------
                                                                                                 57,082             66,095
                                                                                            -----------        -----------
           Expenses:
               Natural gas marketing and transmission:
                 Gas purchases ......................................................            29,814             33,621
                 Operating costs ....................................................               792                675
                 General and administrative .........................................               746                847
                 Depreciation and amortization ......................................             8,545              8,538
                                                                                            -----------        -----------
                                                                                                 39,897             43,681
                                                                                            -----------        -----------
               Exploration and production:
                 Oil and gas production .............................................             1,861              1,675
                 General and administrative .........................................               575                640
                 Depreciation, depletion and amortization ...........................             1,813              2,253
                                                                                            -----------        -----------
                                                                                                  4,249              4,568
                                                                                            -----------        -----------
               Corporate general and administrative expenses ........................             2,930              3,426
                                                                                            -----------        -----------
                                                                                                 47,076             51,675
                                                                                            -----------        -----------
           Operating income .........................................................            10,006             14,420
                                                                                            -----------        -----------
           Other income (expense):
               Interest income ......................................................               697                770
               Other income .........................................................             3,261                 17
               Interest expense .....................................................            (1,520)            (3,061)
                                                                                            -----------        -----------
                                                                                                  2,438             (2,274)
                                                                                            -----------        -----------
           Income from continuing operations before income tax ......................            12,444             12,146
                                                                                            -----------        -----------
            Provision for income taxes related to continuing operations:
                   State ............................................................                                4,030
                   Federal ..........................................................                               28,216
                                                                                            -----------        -----------
                                                                                                                    32,246
                                                                                            -----------        -----------
           Income (loss) from continuing operations .................................            12,444            (20,100)
            Income from discontinued refining operations less applicable income taxes
               of $0 and $21,565, in 1996 and 1995, respectively ....................                               32,347
                                                                                            -----------        -----------
           Net income ...............................................................       $    12,444        $    12,247
                                                                                            ===========        ===========
           Net income (loss) per share:
               Income (loss) per share from continuing operations - primary .........       $      1.85        ($     2.95)
                                                                                            ===========        ===========
                     - fully diluted ................................................       $      1.85        ($     2.95)
                                                                                            ===========        ===========
               Income per share from discontinued refining operations
                     - primary ......................................................                          $      4.75
                                                                                                               ===========
                     - fully diluted ................................................       $                  $      4.75
                                                                                            ===========        ===========
               Net income per share - primary .......................................       $      1.85        $      1.80
                                                                                            ===========        ===========
                     - fully diluted ................................................       $      1.85        $      1.80
                                                                                            ===========        ===========
               Weighted average number of common and common equivalent shares
                   outstanding - primary ............................................         6,717,879          6,797,492
                                                                                            ===========        ===========
                     - fully diluted ................................................         6,729,172          6,785,861
                                                                                            ===========        ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                                       Nine Months Ended June 30,
                                                                                                       --------------------------
                                                                                                         1996               1995
                                                                                                        ---------        ---------

           Net cash flow provided by operating activities .......................................       $  26,477        $  29,083
                                                                                                        ---------        ---------
           Cash flows from investing activities:
               Investment in refining plant .....................................................                          (32,471)
               Investment in oil and gas properties .............................................             (50)          (4,066)
               Investment in pipelines ..........................................................            (276)              (8)
               Purchase of furniture, fixtures and equipment ....................................                             (283)
                                                                                                        ---------        ---------
                    Net cash used in investing activities .......................................            (326)         (36,828)
                                                                                                        ---------        ---------

           Cash flows from financing activities:
              Proceeds of long-term debt ........................................................           3,800           28,253
              Payment of debt issuance costs ....................................................            (388)
              Repayment of long-term debt .......................................................         (32,644)         (28,781)
              Proceeds from exercise of stock options ...........................................                              144
                                                                                                        ---------        ---------
                    Net cash provided by (used in) financing activities .........................         (29,232)            (384)
                                                                                                        ---------        ---------
           Net increase (decrease) in cash and cash equivalents .................................          (3,081)          (8,129)
           Cash and cash equivalents - beginning of period ......................................           5,341           18,118
                                                                                                        ---------        ---------
           Cash and cash equivalents - end of period ............................................       $   2,260        $   9,989
                                                                                                        =========        =========

           Supplemental disclosures of cash flow information are as follows:

               Payment of related party payables in exchange for reduction in cash participations                        $   6,862
                                                                                                                         =========

              MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the forward sale obligations
                 and Societe Generale loan ......................................................                        $ 396,166
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

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                     Common Stock             Additional
                                              -----------------------          Paid-In         Accumulated
                                              Shares           Amount          Capital           (Deficit)         Total
                                              ------           ------          -------           ---------         -----

Balance - October 1, 1994.............        7,627,646         $3,814          $75,754           ($41,648)       $37,920
Stock acquired........................         (969,000)          (485)          (9,622)            (1,275)       (11,382)
Options exercised.....................           35,000             18              184                               202
Net income............................                                                              14,897         14,897
                                             -----------        ------          -------           --------       --------
Balance - September 30, 1995..........        6,693,646          3,347           66,316            (28,026)        41,637
Net income............................                                                              12,444         12,444
                                              ----------        ------          -------           --------       --------
Balance - June 30, 1996...............        6,693,646         $3,347          $66,316           ($15,582)       $54,081
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996 or thereafter. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended June 30, 1996 and 1995 and for a fair statement of financial position at June 30, 1996.

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

         In July 1995, operations ceased at the Powerine Refinery and the assets of the Powerine Refinery were retired. On September 29, 1995, Powerine Oil Company ("Powerine"), the refining subsidiary owning the Powerine Refinery, sold (for legal purposes) substantially all of its refining plant assets to Kenyen Projects Limited ("Kenyen"), retaining certain rack facilities and the land on which the Powerine Refinery is situated and certain other assets. The purchase price was $22,763 consisting of $3,000 cash and a note for $19,763. The note was due in three equal installments of principal and interest of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). As part of the sale, EMC paid the Company $1,000 and indemnified Powerine and the Company for any and all environmental liabilities of Powerine. Subsequent to January 16, 1996, the financial press reported that EMC had acquired the Powerine Refinery from Kenyen.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


         On September 30, 1995, operations ceased at the Company's second refinery, the Indian Refinery, and Indian Refining I Limited Partnership ("IRLP"), the subsidiary owning the Indian Refinery, retired the plant assets of the Indian Refinery. On December 12, 1995, IRLP sold the plant assets of the Indian Refinery to American Western Refining L.P., a subsidiary of Gadgil Western Corporation ("American Western"). The purchase price was $8,000, including $3,000 cash and a note for $5,000. The note bears interest at 8% and is due on the earlier of October 31, 1996 or the date American Western obtains financing to restart the Indian Refinery. The note is secured by the real property and the Indian Refinery. American Western also assumed certain liabilities of IRLP including employee pension liabilities and all environmental liabilities, in conjunction with the sale. IRLP also sold certain precious metal catalysts to American Western for a note for $1,803.

         As a result of the discontinuance of refining operations, assets and liabilities related to the refining segment have been netted. The estimated realizable value of refining assets is shown under the caption "Estimated realizable value of discontinued net refining assets" on the accompanying Consolidated Balance Sheet. The estimated value of all other refining assets and liabilities retained is shown under the caption "Net refining liabilities retained."

         An analysis of the assets and liabilities related to the refining segment for the period October 1, 1995 to June 30, 1996 is as follows:


                                               Estimated
                                              Realizable
                                                Value of              Net
                                              Discontinued         Refining
                                                   Net            Liabilities
                                             Refining Assets       Retained
                                             ---------------       --------

Balance - October 1, 1995....................   $10,803             $20,342
Cash transactions............................    (4,000)             (9,299)
                                               --------             -------
Balance - June 30, 1996......................  $  6,803             $11,043
                                               ========             =======

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

         On October 2, 1995, Shell unilaterally terminated its performance under the LTSA and ceased delivering Caroline Condensate to the Indian Refinery. On January 16, 1996, Shell filed an amended complaint, which added a claim for $10,000 in damages based upon alleged undercharges and other breaches of the LTSA. Management believes the claim of Shell is without merit.

         On December 12, 1995, IRLP sold the Indian Refinery to American Western. As part of the sale, American Western assumed all liabilities and expenses associated with the LTSA litigation. On July 29, 1996, the Shell litigation was settled. MGRM, MG, IRLP and American Western released Shell from all liabilities and Shell released MGRM, MG, IRLP and American Western from all liabilities. No payments were made or obligations assumed by any of the parties in conjunction with the settlement. In addition, IRLP and American Western, on the one hand, and MG and MGRM, on the other hand, provided mutual releases. Such releases did not, however, affect on-going business transactions between MG and its affiliates and the Company and its affiliates.

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

         The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled and MG will still owe the Company its $10,000 note (due October 14, 1997). If the arbitrator settles the Disputed Amount entirely in MG's favor, the

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


Company's note from MG will be discharged and neither the Company nor MG will owe the other. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note believing that it will prevail in the arbitration.

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

        In January 1996, MG did not pay interest on the $10,000 note when such interest was due. As a result, the entire note was due to be paid to the escrow account for the Powerine Arbitration. The Company has filed suit to compel payment of the note.

        Swap Agreement

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1,200 of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $1,356 plus interest under the Swap Agreement. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim and expects to prevail.

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

Note 6 - Credit Facility

         In May 1996, the Company obtained a credit facility from a bank for $3,800. The credit facility is collateralized by the Company's exploration and production assets and a second lien on the Company's natural gas marketing and transmission assets and is payable as a term loan over sixteen months. The amount outstanding under the credit facility bears interest at the prime rate plus 1%. At June 30, 1996 the amount outstanding under the credit facility was $3,715.

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

Note 8 - Subsequent Events

         In connection with the sale of the Indian Refinery to American Western in December 1995, one of the Company's subsidiaries sold platinum to American Western for cash and a promissory note in the principal amount of $1,803. The note was originally due on February 11, 1996, but the Company extended the note to March 22, 1996 and thereafter refrained from seeking to collect on the note to allow American Western time to obtain financing. In April 1996, American Western informed the Company that American Western had obtained a commitment from a financial institution to provide such financing; however, American Western later informed the Company that it was unable to conclude such financing. As a result, the Company's subsidiary, which has a first security interest in the platinum, seized its platinum collateral and is in the process of liquidating it. To date, the Company's subsidiary has received $957 from the liquidation of the collateral.

         As part of the purchase price for the Indian Refinery, IRLP received from American Western a promissory note in the principal amount of $5,000, due the earlier of October 31, 1996 or the date American Western obtains financing to restart the Indian Refinery. Under the terms of the note and a related escrow agreement, American Western was obligated to make quarterly interest payments on the note into an escrow fund held for the benefit of the creditors of IRLP. To date, no interest payments have been made. Accordingly, IRLP gave American Western notice that the note was in default and that the note plus accrued interest were due immediately. During the first half of August 1996, American Western made arrangements to pay the note. Nevertheless, although payment is expected, it had not been received as of August 14, 1996. If American Western does not pay the note, IRLP will not have funds to pay its trade creditors. (The note plus accrued interest aggregates $5,308 whereas IRLP's creditor liabilities approximate $7,000.) Under such circumstances, IRLP may have to foreclose on and sell the Indian Refinery assets to obtain payment on the note or, failing same, consider filing a voluntary petition for bankruptcy.

         In July 1996, a non-operating interest owner in wells operated by one of the Company's subsidiaries filed a lawsuit against the Company and three of its subsidiaries (see "Legal Proceedings" in Part II).

         In July 1996, a suit was filed against Powerine and the Company was named as a co-defendant. The Company has still not been served with the suit (see "Legal Proceedings" in Part II).

         In July 1996, the Shell Litigation was settled (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focuses on the Company's continuing operations -- natural gas marketing and transmission and exploration and production. All references herein to dollars are in thousands.

         The discussion and analysis below includes forward-looking data that are based upon management's estimates, assumptions and projections. Important factors such as litigation, oil and gas price fluctuations and other factors could cause results to differ materially from those expected by management.

Revenues

         Natural Gas Marketing and Transmission

         Gas sales from natural gas marketing decreased $8,718 or 14.8% from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. The decrease was attributable to two factors: a decrease in the annual volumes Lone Star Gas Company, the sole natural gas customer ("Lone Star"), is required to take and the fact that deliveries under the related Lone Star Contract are not proportional throughout the Company's fiscal year.

         Commencing February 1, 1996, the annual volumes Lone Star is required to take under the Lone Star Contract decreased 8.6%. A further and final 1.4% decrease in required volume is scheduled for February 1, 1997. The Lone Star Contract terminates May 31, 1999.

         Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision) and the price received for the gas delivered to Lone Star is also essentially fixed, the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional during the Company's fiscal periods. For the first nine months of fiscal 1996, deliveries to Lone Star approximated seventy-five percent (75%) of annual deliveries required under the Lone Star Contract. The Company, however, expects that deliveries to Lone Star during the last quarter of fiscal 1996 will approximate only seventy percent (70%) of average quarterly deliveries because
a) deliveries during July approximated only seventy percent (70%) of average monthly volumes and b) deliveries during the Company's last fiscal quarter have generally been at such a level. Conversely, the Company expects that deliveries during the period October 1, 1996 to December 31, 1996, the Company's first quarter of fiscal 1997, will exceed average quarterly deliveries by fifteen to twenty percent (15%-20%).

         Exploration and Production

         Oil and gas sales decreased $275 or 4.1% from the nine months ended June 30, 1995 to the nine months ended June 30, 1996. The decrease is comprised of two offsetting factors. Production volumes and thus oil and gas sales declined approximately 16% during the period consistent with the fact that the Company has not replaced any of its reserves or conducted any new drilling. Gas prices, however, increased an average of approximately 15% during the period due to short gas supplies and cold weather - especially in January and February 1996.

Expenses

         Natural Gas Marketing and Transmission

         Gas purchases for natural gas marketing decreased $3,807 or 11.3% from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. This decrease compares to a 14.8% decrease in natural gas marketing sales for the same periods. For the nine months ended June 30, 1995, gas purchases comprised 57.0% of gas sales versus 59.3% of gas sales for nine months ended June 30, 1996. The increase in gas purchases as a percentage of gas sales is attributable to a higher proportion of variable price gas (sold at spot market prices) and a higher average spot price during the 1996 period.

         Exploration and Production

         Oil and gas production (lease operating) expenses increased $186 or 11.1% for the nine months ended June 30, 1996. For the nine months ended June 30, 1995 oil and gas production expenses comprised 24.8% of oil and gas sales versus 28.8% of oil and gas sales for the nine months ended June 30, 1996. The increase in the oil and gas production expense is anticipated since the Company's oil and gas reserves are maturing and the costs to produce such mature reserves generally exceeds that required to produce more recently developed reserves. Nevertheless, oil and gas production expenses typically do not occur evenly throughout the year and a comparison of expenses for annual fiscal periods is more indicative of future results.

         Depreciation, depletion and amortization decreased $440 or 19.5% from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. Such decrease parallels the decrease in production.

Other Income (Expenses)

         Other income increased $3,244 from 1995 to 1996. Of this amount, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. The remaining $519 represented retroactive insurance premium reductions and the settlement of recorded liabilities at amounts less than recorded book values. There were no counterparts to these items in fiscal 1995.

         Interest expense decreased $1,541 or 50.3% from the first nine months of fiscal 1995 to the first nine months of fiscal 1996. The decrease is primarily attributable to the decrease in debt owed to General Electric Capital Corporation ("GECC"), the Company's natural gas marketing and transmission lender. This debt constituted over 90% of the Company's average debt applicable to continuing operations in both periods being compared and has a fixed annual interest rate of 8.33%.

TAX PROVISIONS

         The tax provision allocated to continuing operations for the nine months ended June 30, 1995 has been determined pursuant to "Financial Accounting Standards 109 -- Accounting for Income Taxes" ("FAS/109"). The $32,246 provision against pretax income from continuing operations of $12,146 results primarily because of the creation of a valuation reserve for deferred taxes at December 31, 1994. Previously, the Company had recorded deferred tax assets on all of its tax carryforwards in anticipation of selling its refineries to CORE Refining Corp. ("CORE") in a transaction that would have created taxable income. Subsequently, the CORE transaction failed and the valuation reserve was created because it then became probable that the Company would not be liable for taxes in fiscal 1995 as originally estimated. The management of the Company believes that the intraperiod tax provision allocation between continuing and discontinued operations is misleading because the tax rate applicable to continuing operations does not approximate the tax rate expected by the Company in future tax years.

         No tax provision was required for the nine month period ended June 30, 1996 because, as a result of strategies being pursued that will more likely than not generate taxable income, management believes the Company will utilize some of its tax carryforwards during the current year resulting in a projected annual tax rate of zero.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company's unrestricted cash aggregated $2,245. Although all of the cash flow from its natural gas marketing and transmission business is essentially dedicated to repayment of GECC, its natural gas marketing lender, the Company expects to have repaid the related loan by December 1996 or January 1997. Once the GECC loan is repaid the Company's cash flow from natural gas transmission and marketing activities, approximately $22,500 per year, will be available for other purposes. Although the Company is also indebted to a subordinated lender ($3,715 was owed at June 30, 1996), the subordinated loan is a term loan payable over 18 months, and the first nine monthly debt service payments are only $95 each. As a result of the foregoing, the Company does not foresee any cash flow or liquidity problems once the GECC loan is repaid.

         Until the GECC loan is repaid, the Company anticipates that the $2,245 of unrestricted cash and the undedicated net cash flow from the Company's exploration and production segment will cover the Company's corporate cash requirements. In addition, the Company has also received a commitment from the bank for a $25,000 facility. Under the terms of such facility the proceeds would be used to refinance the natural gas marketing and transmission debt and the $3,715 subordinated debt and for new drilling but such debt would be repaid over a longer period and only 35%-40% of the cash flow would be dedicated to debt service - instead of 100% of cash flow as is presently the case. If the Company concludes such a facility and repays the natural gas marketing and transmission debt, it would have significant cash flow available for drilling and other reserve and pipeline acquisitions.

         Although the Company anticipates that it can close the $25,000 facility, there can be no assurance that such will be the case. Various consents and collateral liens are required and there can be no assurance such liens and consents will be forthcoming. In addition, the Company has projected its cash requirements through January 1997 on the assumption that no environmental costs related to its discontinued refining segment will be incurred and that other legal costs will not be material. There can be no assurance, however, that such will be the case. Finally, the Company has projected its cash requirements through January 1997 assuming the same level of operations as is currently the case. As noted in Note 7 to the June 30, 1996 financial statements, the Company engaged Lazard Freres & Co. to explore strategic alternatives to enhance stockholder value, including the sale of assets, the sale of the Company, merger or joint venture. If the Company undertakes any of these alternatives, the Company's cash requirements may be significantly different.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Subsequent to June 30, 1996, the Company, IRLP and the other parties settled the Shell Litigation. (See Note 4 to the interim financial statements.)

         In July 1996 , an owner of non-operating oil and gas interests in wells operated by Castle Texas Production Limited Partnership, one of the Company's oil and gas subsidiaries ("CTPLP"), filed a suit against the Company, CTPLP, Castle Texas Pipeline Limited Partnership (the Company's pipeline subsidiary), CEC Gas Marketing L.P. (the Company's gas marketing subsidiary), Atlantic Richfield Company, B&A Pipeline Company, and MGRM. The plaintiff claims, among other things, that the parties being sued have underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas production from oil and gas properties operated by CTPLP and attempts to bring a class action on behalf of all such owners based upon various legal theories.

         The Company has responded to the lawsuit and has asserted that the suit is not a proper class action and that the named plaintiff is not an appropriate class representative. Management of the Company and special counsel retained by the Company believe that there are a number of meritorious defenses to the claims being asserted. Among other defenses, the Company has asserted that many of the matters which form the basis for the plaintiff's claims were resolved adversely to certain of the members of the purported class in prior litigation involving the predecessors in title to the Company's subsidiaries. Based upon a review of the pleadings which have been filed, the Company believes that the claims are without merit, and intends to vigorously defend the lawsuit.

         In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress on residents living nearby. The Company is also named as a plaintiff in the suit but has not as yet been served with the lawsuit.

         The Company believes it is not properly a defendant in the lawsuit, since it did not operate the Powerine Refinery. Furthermore, when the Company sold Powerine in January 1996, the buyer assumed all liabilities, including environmental liabilities.

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

       Date: August 14, 1996                  CASTLE ENERGY CORPORATION



                                              /s/ Richard E. Staedtler
                                              ------------------------------
                                              Chief Financial Officer
                                              Chief Accounting Officer