Form 10-K
period 1996-09-30
CASTLE ENERGY CORP
filed 1997-01-10
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

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

       One Radnor Corporate Center
     Suite 250, 100 Matsonford Road
          Radnor, Pennsylvania                                  19087
(Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number:                         (610) 995-9400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock -- $.50 par value and related Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ].

         As of November 30, 1996, there were 6,693,646 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $58,491,360 (6,282,638 shares at $9.31 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 1996 FORM 10-K
                                TABLE OF CONTENTS


    Item                                                                  Page
                                                                          ----
                                     PART I




 1. and 2. Business and Properties..........................................  1

        3. Legal Proceedings................................................  8

        4. Submission of Matters to a Vote of Security Holders.............. 10





                                     PART II




        5.  Market for the Registrant's Common Stock and Related Stockholder
            Matters ........................................................ 11

        6.  Selected Financial Data ........................................ 12

        7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................... 14


        8.  Financial Statements and Supplementary Data..................... 21

        9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ........................................... 60






                                    PART III




        10. Directors and Executive Officers of the Registrant ............. 61

        11. Executive Compensation ......................................... 61

        12. Security Ownership of Certain Beneficial Owners
            and Management ................................................. 61

        13. Certain Relationships and Related Transactions ................. 61





                                     PART IV



        14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ....................................................... 62

                                     PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        Castle Energy Corporation (the "Company") is primarily engaged in natural gas marketing and transmission and oil and gas exploration and production in the United States. During the period from 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary of the Company, owned the Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois. Powerine Oil Company ("Powerine"), another indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California. By September 30, 1995, the Company had terminated and discontinued all of its refining operations.

        The Company engages in natural gas marketing operations which provide gas to Lone Star Gas Company, a division of ENSERCH Corporation ("Lone Star"), pursuant to a take-or-pay contract for natural gas through May 31, 1999 ("Lone Star Contract"). At September 30, 1996, approximately 44 billion cubic feet of natural gas remained to be sold to Lone Star. The Company has proved reserves and fixed price gas purchase contracts in place for the supply of all of the natural gas necessary to fulfill commitments under the Lone Star Contract and, accordingly, has fixed a substantial portion of its gross margin with respect to its gas marketing operations. The Company delivers natural gas to Lone Star through the Company's 77-mile intrastate pipeline located in Rusk County, Texas. At September 30, 1996, the Company's exploration and production operations had proved reserves of approximately 69.6 billion cubic feet of natural gas and 462,000 barrels of oil.

        During the period from September 1989 to October 14, 1994, a substantial portion of the Company's stock was owned by Metallgesellschaft Corp. ("MG"), a wholly-owned subsidiary of Metallgesellschaft A.G. ("MG AG"), a German conglomerate. During this period, MG provided financing and crude supplies to IRLP and Powerine and entered into processing and product offtake agreements with them. These and other transactions with MG and its affiliates are summarized in footnote 20 to the consolidated financial statements, which are included as Item 8 to this Form 10-K. In December 1993, it was reported that MG AG had incurred substantial losses as a result of hedging and other related activities. Thereafter, MG sought to terminate its on-going relationships with the Company. In October 1994, the Company and MG completed the restructuring of such relationships ("MG Settlement"). As a result, substantially all of the Company's contractual relationships with MG and its affiliates were amended or terminated. Subsequent to the MG Settlement, the Company sought to dispose of its two refineries and to expand its natural gas marketing and transmission and exploration and production businesses. Operations at the Powerine Refinery ceased in July 1995 and operations at the Indian Refinery ceased by September 30, 1995. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). On December 12, 1995, IRLP sold the Indian Refinery to American Western Refining L.P. ("American Western"), a subsidiary of Gadgil Western Corporation ("Gadgil"). For accounting purposes, refining operations were classified as discontinued operations in the Company's Consolidated Financial Statements as of September 30, 1995 and retroactively for the fiscal year ended September 30, 1994 (see Note 3 to the consolidated financial statements included in Item 8 to this Form 10-K).

        See Note 21 to the Company's Consolidated Financial Statements for information with respect to the Company's identifiable industry segments for the years ended September 30, 1996, 1995 and 1994.

        On March 5, 1996, the Company engaged an investment banking firm to explore strategic alternatives to enhance stockholder value and to act as the Company's exclusive advisor.

        In July 1996, an owner of oil and gas interests in wells operated by one of the Company's subsidiaries filed a suit against the Company and three of its subsidiaries. The plaintiff claims, among other things, that the subsidiaries have underpaid nonoperating owners with respect to gas production from oil and gas properties and attempts to bring a class action on behalf of all such owners based upon various legal theories.

        In October 1996, the Company announced that it would defer consideration of the sale of its assets and would continue to operate and manage its remaining natural gas marketing and transmission and exploration and production businesses.

        The Company also announced in October 1996 a program to repurchase up to 1,000,000 of its shares through April of 1997 in the open market at stock prices beneficial to the Company.

                     NATURAL GAS MARKETING AND TRANSMISSION

General

       On December 3, 1992, the Company, through three wholly-owned subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("Marketing"), Castle Texas Pipeline Limited Partnership ("Pipeline") and Castle Texas Production Limited Partnership ("Production"), acquired from Atlantic Richfield Company ("ARCO"), a gas contract with Lone Star Gas Company, a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts for an aggregate purchase price of approximately $103.7 million, including cash, assumption of debt and certain transaction costs. Upon acquiring these assets, the Company entered a new segment of the oil and gas business, natural gas marketing and transmission. The Company, through Marketing, sells 75% of its natural gas production to Lone Star and the balance to a variety of customers pursuant to fixed price contracts and in spot markets.

Assets

       Gas Contract

       Pursuant to the terms of the Lone Star Contract, Marketing sells natural gas to Lone Star at a fixed price per thousand Btu ("MBtu"), plus transportation and certain other charges. The Lone Star Contract, which expires in May 1999, provides for minimum deliveries averaging 45.1 million cubic feet per day through May 31, 1999. The contract also includes a take-or-pay provision whereby Lone Star must pay for 60% of the monthly contract volume whether or not it takes such volume (although deficiencies in one month may, subject to certain limitations, be taken in subsequent months without additional payments). Company management anticipates that 24% of annual contract volumes are currently being supplied from wells currently operated by Production. Pursuant to a gas purchase contract between Marketing and MG Natural Gas Corp. ("MGNG"), a wholly-owned subsidiary of MG, MGNG is supplying the remaining 76% of the natural gas required to meet the requirements of the Lone Star Contract at pre-established prices.

       The fixed price received by Marketing for gas sold to Lone Star has been substantially in excess of the spot (market) price during most of the Lone Star Contract from December 3, 1992 (date acquired) through September 30, 1996. It also exceeds the fixed price of gas purchased from MGNG to meet the requirements of the Lone Star Contract. As a result, Marketing has substantially locked in a gross margin equal to the excess of the price received from Lone Star over the price paid to MGNG with respect to the 84% of its natural gas requirement that it must purchase. Such "locked up" gross margins are, however, subject to the supply risk of MGNG, the credit risks of Lone Star and other contractual risks in the Lone Star Contract.

       In September 1993, one of the Company's subsidiaries entered into a contract to sell 7,356,000 btu's (British thermal units) of gas to MGNG. The subsidiary is buying the gas to be sold to MGNG on the spot market and has hedged approximately 14% of the remaining gas to be sold to MGNG. The subsidiary remains exposed to the difference between the sales price to MGNG and the price it will pay to purchase the gas unhedged on the spot market. The gas is to be provided ratably from June 1, 1996 through May 31, 1999 at a fixed price.

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

                                         Twelve Months Ended September 30,
                                ----------------------------------------------
                                     1996              1995           1994
                                ---------------  ---------------  ------------

MCF(1).........................    17,027,691       19,504,735     18,208,312
MCFPD(2).......................        46,651           53,438         49,886

-------------
(1) Thousand cubic feet
(2) Average throughput per day in thousand cubic feet


                     OIL AND GAS EXPLORATION AND PRODUCTION

General

       The Company's oil and gas exploration and production business, conducted through Production and Castle Exploration Company, Inc. ("CECI"), a wholly-owned subsidiary, includes interests in approximately 420 producing oil and gas wells located in eight states. Until June 1993 the Company also administered a number of oil and gas partnerships.

Properties

       Proved Oil and Gas Reserves

       The following is a description of the Company's oil and gas reserves as of September 30, 1996. All estimates of reserves are based upon engineering evaluations prepared by Ryder Scott Company Petroleum Engineers and Huntley and Huntley, independent petroleum reservoir engineers, in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 1996 are as follows:


                                                                               Location of Reserves
                                                                   -------------------------------------------------
                                                                       Texas           Other States(2)       Total
                                                                   ------------        ---------------    ----------
Net MCF (1) of gas:
   Proved developed producing.................................       16,279,000            7,202,000      23,481,000
   Proved developed non-producing.............................       10,002,000            1,281,000      11,283,000
   Proved undeveloped.........................................       32,416,000            2,449,000      34,865,000
                                                                   ------------           ----------      ----------
   Total......................................................       58,697,000           10,932,000      69,629,000
                                                                   ============           ==========      ==========
Net barrels of oil:
   Proved developed producing.................................           96,000              171,000         267,000
   Proved developed non-producing.............................           46,000                               46,000
   Proved undeveloped.........................................          149,000                              149,000
                                                                   ------------         ------------      ----------
   Total......................................................          291,000              171,000         462,000
                                                                   ============         ============      ==========

-----------
(1)  Thousand cubic feet
(2)  Alabama, California, Illinois, Louisiana, Mississippi, New Mexico,
             Oklahoma and Pennsylvania

        The Texas reserves were acquired on December 3, 1992 when Production acquired majority working interests in 100 producing oil and gas wells from ARCO.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for the three fiscal years ended September 30, 1996, including production from acquired properties since the date of acquisition.


                                             Fiscal Year Ended September 30,
                                           -----------------------------------
                                           1996            1995           1994
                                           ----            ----           ----
Oil -- Bbls (barrels)..................    46,000         51,000         52,000
Gas -- MCF............................. 3,349,000      3,721,000      3,606,000

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


                                                                               Fiscal Year Ended September 30,
                                                                             ----------------------------------
                                                                             1996           1995           1994
                                                                             ----           ----           ----
Average Sales Price per Barrel of Oil..............................        $17.33        $15.59         $16.03
Average Sales Price per MCF of Gas.................................        $ 2.38        $ 2.13         $ 2.02
Average Production Cost per Equivalent MCF(1)......................        $ 0.56        $ 0.59         $ 0.67

------------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        Approximately 75%, 74% and 67% of gas sold during the fiscal years ended September 30, 1996, 1995 and 1994, respectively, were sold to Lone Star to partially provide the volumes needed for the Lone Star Contract.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 1996. The wells and acreage owned by the Company and its subsidiaries are located in Alabama, California, Illinois, Louisiana, Mississippi, New Mexico, Oklahoma, Pennsylvania and Texas.

                                                             As of
                                                      September 30, 1996
                                                   -------------------------
                                                   Gross(2)           Net(3)
                                                   --------           ------
Productive Wells:(1)
Gas Wells....................................          345               174
Oil Wells....................................           73                27

Acreage:
Developed Acreage............................       79,775            33,303
Undeveloped Acreage..........................       22,360            19,243

-----------------
(1) A "productive well" is a producing well or a well capable of production. Sixty wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.
(2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

        Drilling Activity

        The table below sets forth for the three fiscal years ended September 30, 1996 the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition.


                                                                   Fiscal Year Ended September 30,
                                            -------------------------------------------------------------------------
                                                    1996                      1995                     1994
                                            ---------------------      ---------------------   ----------------------
                                            Productive        Dry      Productive      Dry     Productive         Dry
                                            ----------        ---      ----------      ---     ----------         ---
Developmental:
   Gross..................................        --           --            --         --             --          --
   Net....................................        --           --            --         --             --          --


                                    REFINING

        Until September 30, 1995 two of the Company's subsidiaries operated in the refining segment of the petroleum business. The two subsidiaries owned and operated refineries with a combined refining (distillation) capacity of 135,500 barrels per day. IRLP owned and operated the Indian Refinery in Lawrenceville, Illinois and Powerine owned and operated the Powerine Refinery in Santa Fe Springs, California. On September 20, 1995, Powerine sold the Powerine Refinery to Kenyen. On December 12, 1995, IRLP sold the Indian Refinery to American Western. In addition, Powerine merged into a subsidiary of EMC on January 16, 1996 and was no longer a subsidiary of the Company. The Company still owns IRLP, which is inactive and owns no refining assets.

        As a result of the foregoing, refining operations were classified as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively.


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

        The Castle Pipeline is an intrastate pipeline system and is primarily regulated by the Texas Railroad Commission (the "Railroad Commission"). Under Texas statutes, the Railroad Commission, whose members are elected, has authority to regulate the intrastate transportation, sale, delivery and pricing of natural gas by intrastate pipelines in Texas, including the Castle Pipeline. In its conservation and production regulations, the Railroad Commission is authorized to limit production to market demand. If implemented such limitations could significantly curtail production by mineral owners. To date, either the Railroad Commission has not limited production or the limitations have not affected production by the Company's subsidiaries. There can, however, be no assurance that future limitations of the Railroad Commission will not curtail production.

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

        All states in which the Company conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Some state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or unit. Recently there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation has resulted in, and is anticipated to continue to result in, increased legal and compliance costs being incurred by the Company. Based on past costs, even considering recent increases, management of the Company does not believe such legal and compliance costs will have a material adverse effect on the financial condition or results of operations of the Company.

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 30, 1996, the Company, through its subsidiaries, employed 22 personnel.


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
Radnor, PA                       Corporate Headquarters
Mt. Pleasant, PA                 Oil and Gas Production Office
Pittsburgh, PA                   Drilling and Exploration Office
Tuscaloosa, Alabama              Gas Production Office

ITEM 3. LEGAL PROCEEDINGS

Contingent Environmental Liabilities - Refining

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing. Between September 29, 1995 and December 12, 1995 both of the refineries owned by the Company's refining subsidiaries were sold to outside parties. In each case the purchaser assumed all environmental liabilities. Furthermore, on January 16, 1996, Powerine, the subsidiary that previously owned the Powerine Refinery, was effectively acquired by EMC, an outside, unrelated party. The environmental liabilities of the Powerine Refinery and Indian Refinery as of September 30, 1995 were estimated at $23.6 million and $12.5 million, respectively.

        As of November 30, 1996, neither of the purchasers of the refineries had restarted the refineries. In addition, the purchaser of the Indian Refinery, American Western, has defaulted on its $5 million note to IRLP and filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code. American Western is currently seeking to sell the Indian Refinery.

        Although the environmental liabilities related to both of the subsidiaries' refineries have been assumed by others, there can be no assurance that the Company or IRLP will not be sued for matters related to environmental liabilities of the refineries. Both of the companies to which the refining assets or refining subsidiary stock were sold are thinly capitalized and without significant financial resources. EMC is currently seeking to raise financing for restarting the Powerine Refinery and American Western is attempting to sell the Indian Refinery. If either of these companies fails in such endeavors and cannot pay such notes or environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) could be named a party in related legal actions. Although the Company does not believe it has any liability with respect to such environmental liabilities, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility and fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would incur substantial legal fees and experience the diversion of management resources from other operations.

General

        SWAP Agreement - MGNG

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MGNG and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1.2 million of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $653,000, consisting of $1,356,000 under the Swap Agreement less $703,000 owed to IRLP by MGNG in transactions unrelated to the Swap Agreement, plus interest. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim, expects to prevail and to recover its $703,000 receivable. The litigation is related to the Powerine Arbitration (see below) and the Company expects this litigation to be settled at the same time as or shortly after the Powerine Arbitration litigation is settled.

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

        In December 1996, the Company and MG presented oral arguments to the arbitrator. A decision is expected in the second quarter of fiscal 1997.

        In January 1996, MG did not pay interest on the $10,000,000 note when such interest was due. As a result, the entire note is due to be paid to the escrow account for the Powerine Arbitration. The Company filed suit in Delaware Superior Court to compel MG to pay the entire note. By its terms the note is due on October 14, 1997. The effect of compelling MG to pay the note into the escrow account, if successful, will be that the note, after adjustment by the Arbitrator, if any, will be paid to the Company when the Arbitration is concluded rather than on October 14, 1997, the due date before MG's default.

        Larry Long Litigation

        In January 1996, Larry Long, a nonoperating owner of oil and gas wells, filed a suit against the Company, Production, Pipeline, Marketing, ARCO, B&A Pipeline Company, and a subsidiary of MG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff claims, among other things, that the parties being sued have underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interests owners with respect to gas production from oil and gas properties operated by Production and attempts to bring a class action on behalf of all such owners based upon various legal theories. The plaintiff is seeking recovery of $40,000,000.

        The Company has responded to the lawsuit and has asserted that the suit is not a proper class action and that the named plaintiff is not an appropriate class representative. Management of the Company and special counsel retained by the Company believe that there are a number of meritorious defenses to the claims being asserted. Among other defenses, the Company has asserted that many of the matters which form the basis for the plaintiff's claims were resolved adversely to certain of the members of the purported class in prior litigation involving the predecessors in title to the Company's subsidiaries. In addition, the Company believes that the amount claimed by the plaintiff is not supported by the allegations made. Based upon a review of the pleadings which have been filed, the Company believes that the claims are without merit and intends to vigorously defend the lawsuit. The Company has recently filed a petition for summary judgement against Larry Long. The lawsuit is currently in discovery and deposition proceedings.

        Powerine Class Action Lawsuit

        In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery in the Superior Court of the State of California in Los Angeles, California. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress on residents living nearby. The Company is also named as a plaintiff in the suit but has not as yet been served with the lawsuit.

        The Company believes it is not properly a defendant in the lawsuit, since it did not operate the Powerine Refinery. Furthermore, when the Company sold Powerine in January 1996, the buyer assumed all liabilities, including environmental liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Market

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX".

Stock Price and Dividend Information

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 1996.


                                                           1996                             1995
                                                 -------------------------        -----------------------
                                                    High            Low              High          Low
                                                    ----            ---              ----          ---
First Quarter (December 31)....................   $  9.00          $7.00            $16.00        $11.25
Second Quarter (March 31)......................      9.38           7.38             14.25          8.00
Third Quarter (June 30)........................     12.25           8.75             10.75          7.00
Fourth Quarter (September 30)..................     11.25           8.00             11.00          8.00

        The final sale of the Company's Common Stock as reported by the NNM on November 30, 1996 was $9.31.

        Dividends:

        The Company has not adopted a formal dividend policy and has not declared a dividend since 1989. The loan agreements currently in place with subsidiaries of the Company limit the amount of cash that subsidiaries can transfer to the parent to 25% of the subsidiaries' cash flow. Accordingly, not all of the subsidiaries' profits are available for dividends.

Approximate Number of Holders of Common Stock

        As of November 30, 1996, the Company's Common Stock was held by approximately 4,000 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        During the Company's five fiscal years ended September 30, 1996, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In August 1989, the Company acquired the Indian Refinery. From April 1990 until November 1990, the Company performed refurbishment work on the Indian Refinery and recommenced operations in November 1990. In February 1992, the Company entered into a product offtake agreement with MGR&M ("Indian Offtake Agreement") which was restructured and extended in May 1993. In December 1992, the Company acquired certain assets from ARCO. In June 1993, the Company sold its business of administration of oil and gas partnerships. In October 1993, the Company acquired the Powerine Refinery. During 1995, the Company reached a settlement with MG and its affiliates which would affect the results of operations for all future periods. In September 1995, the Company discontinued its refining operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Company's Consolidated Financial Statements included in Item 8 to this Form 10-K.

        The following selected financial data has been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 1996 and all such income statement information has been reclassified to give effect to the discontinuance of the refining operations. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    For the Fiscal Years Ended September 30,
                                                                    (in Thousands, except per share amounts)
                                                        -------------------------------------------------------------
                                                           1996         1995         1994         1993        1992
                                                        ---------    ---------    ---------    ---------    ---------
Revenues:
    Natural gas marketing and transmission ..........   $  59,471    $  70,402    $  61,259    $  56,676         --
    Exploration and production ......................       9,224        9,197        8,552       10,124    $   5,165
Gross Margin:
    Natural gas marketing and transmission ..........      25,238       30,242       24,199       22,200         --
    Exploration and production ......................       7,179        6,831        5,923        7,469        3,372
Earnings (loss) before interest, taxes, depreciation,
    and amortization:
    Natural gas marketing and transmission ..........      23,162       28,252       22,003       20,361         --
    Exploration and production ......................       5,944        5,761        4,494        5,940        2,181
Corporate general and administrative expenses .......      (3,499)      (4,995)      (5,499)      (2,191)      (1,706)
Depreciation, depletion and amortization ............     (13,717)     (14,155)     (13,452)     (12,191)      (1,453)
Interest expense ....................................      (1,959)      (4,046)      (9,233)      (9,117)      (2,919)
Interest income and other income (expense) ..........       3,884          966          950           85         (476)
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
    income taxes and cumulative effect of a change
    in accounting ...................................      13,815       11,783         (737)       2,887       (4,373)
Provision for (benefit of) income taxes related to
    continuing operations ...........................     (11,259)      37,823      (17,077)     (44,081)          81
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ............      25,074      (26,040)      16,340       46,968       (4,454)
Income (loss) from discontinued refining operations
    net of applicable income taxes ..................                   40,937       22,577       12,355      (47,815)
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of a change
    in accounting principle .........................      25,074       14,897       38,917       59,323      (52,269)
Cumulative effect on prior years of change in
    accounting principle - adoption of FAS 109 ......                                              8,514
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss) ...................................   $  25,074    $  14,897    $  38,917    $  67,837    ($ 52,269)
                                                        =========    =========    =========    =========    =========
Net income (loss) per share (fully diluted):
    Continuing operations ...........................   $    3.73    ($   3.84)   $    1.44    $    6.20    ($   0.35)
    Discontinued operations .........................                     6.04         1.99         1.64        (3.76)
    Cumulative effect of a change in accounting .....                                               1.12
                                                        ---------    ---------    ---------    ---------    ---------
                                                        $    3.73    $    2.20    $    3.43    $    8.96    ($   4.11)
                                                        =========    =========    =========    =========    =========



                            (continued on next page)

                                                                                 September 30,
                                                                                (in Thousands)
                                                        -------------------------------------------------------------
                                                           1996         1995         1994         1993        1992
                                                        ---------    ---------    ---------    ---------    ---------
Balance Sheet Data (at end of Period):
   Working capital (deficit) ........................   ($  4,452)   ($ 12,474)   ($ 22,769)   ($ 47,462)   $   6,451
   Property, plant and equipment, net, including oil
      and gas properties ............................      36,223       40,406      339,876      150,299       85,420
   Total assets .....................................     101,230      116,904      646,491      392,738      167,873
   Long-term debt, including current maturities .....      14,006       35,946      394,123      199,020      202,860
   Stockholders' equity (deficit) ...................      66,711       41,637       37,920       (9,387)     (89,124)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               ("000's" Omitted)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

GENERAL

        From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine, one of the Company's refining subsidiaries, merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1996 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing operations and the anticipated impact, if any, of liquidation of the remaining inactive refining subsidiaries.

Fiscal 1996 vs Fiscal 1995

        Revenues

        Gas sales from natural gas marketing decreased $10,931 or 15.5% from fiscal 1995 to fiscal 1996. The net decrease was caused by three factors one of which increased gas sales and the other two of which decreased gas sales. Gas sales increased $1,833 or 2.6% as a result of gas sales to MGNG commencing in June of 1996 and other gas sales in the first half of fiscal 1996. In fiscal 1995 virtually all gas sales were to Lone Star. This increase was offset by a 5.7% scheduled reduction in contract volumes under the Lone Star Contract and a 12.4% reduction in volumes of gas otherwise delivered to Lone Star in fiscal 1996. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal year. On January 31, 1997, the annual contract volume will decrease approximately 1.5% and remain at such decreased level through the end of the Lone Star Contract.

        Oil and gas sales from the exploration and production segment increased $62 or .7% as a result of offsetting factors. Production, expressed in equivalent units of natural gas, decreased approximately 10% while the prices received for oil and gas production increased approximately 11%. At the current time gas prices are higher than they have been for several years although there can be no assurance this trend will continue.

        Expenses

        Gas purchases decreased $5,937 or 14.8% from fiscal 1995 to fiscal 1996. The decrease closely parallels the decrease in gas sales. In fiscal 1995 gas purchases comprised 57% of gas sales versus 57.6% of gas sales in fiscal 1996.

        Oil and gas production expenses decreased $321 or 13.6% from fiscal 1995 to fiscal 1996. The decrease results primarily from two factors: decreased ad valorem (property) taxes and decreased well maintenance in the summer of 1996 when the Company expected to sell its oil and gas properties. As a result of such deferral of maintenance, it is anticipated that oil and gas production expenses will be slightly higher in fiscal 1997 now that the Company has withdrawn its oil and gas properties from the market and expects to continue to operate and produce them.

        General and administrative expenses applicable to the exploration and production segment increased $165 or 15.4% from fiscal 1995 to fiscal 1996. The increase was caused by increased salaries, insurance and employee benefit costs and increased legal fees.

        Depreciation, depletion and amortization decreased $446 or 16.1%. Approximately 10% of the decrease was caused by and parallels a 10% decrease in oil and gas production. The remaining 6.1% decrease is attributable to changes in estimates concerning proved reserves.

        Corporate general and administrative expenses decreased $1,496 or 30% from fiscal 1995 to fiscal 1996. The decrease was primarily attributable to decreased legal fees, employee salaries and employee benefits.

        Other income increased $2,642 or 940.2%. All of the increase is attributable to recoveries from a plaintiff escrow fund related to shareholder litigation. The amount recovered and recorded as other income in fiscal 1996 was $2,725. There was no counterpart to this item in fiscal 1995.

        Interest expense decreased $2,087 or 51.6% from fiscal 1995 to fiscal 1996. The decrease parallels the decrease in outstanding long-term debt. As a result of the refinancing of the GECC loan on November 26, 1996 the Company replaced a fixed 8.33% rate of interest with a floating interest rate equal to the prime rate plus 1%. The prime rate is currently 8.25%. As a result of the refinancing, changes in the prime rate will henceforth impact the Company's interest expense and results of operations.

        The income tax benefit has been determined pursuant to "Financial Accounting Standards Number 109 - Accounting for Income Taxes (FAS 109)." The tax benefit in fiscal 1996 results from changes in management's assessment of the probability of future taxable income. As a result of the tax benefit recorded in fiscal 1996, the Company expects to provide for income taxes at a 36% blended statutory rate for the remainder of the Lone Star Contract for book purposes. During this period the Company expects to pay income taxes at a 2% effective rate, consisting of federal alternative minimum tax (see Note 19 to the Consolidated Financial Statements).

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

        Exploration and production revenues increased $645 or 7.5% from fiscal 1994. The increase is primarily attributable to increased gas prices. Production for fiscal 1994 consisted of 3,918 equivalent mcf (consisting of 52 barrels of crude and 3,606 mcf of gas) versus 4,027 equivalent mcf (consisting of 51 barrels of crude and 3,721 mcf of gas) for fiscal 1995. The net increase in equivalent mcf was 109 equivalent mcf or 2.8%. Average gas prices increased $.11 per mcf or 5.4% from $2.02 in fiscal 1994 to $2.13 in fiscal 1995. The increase in production consisted of two factors: an increase resulting from the purchase of the production payment from ARCO in October 1994 (see footnote 4 to the consolidated financial statements) offset by a similar decline in production from the Company's other depleting wells. With the exception of the ARCO production payment purchase, only $199 was invested in oil and gas properties in fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity and capital resources position has improved considerably since September 30, 1995. During fiscal 1996 the Company generated $26,864 of operating cash flow. Approximately 91% of this operating cash flow was restricted to and used to reduce the GECC loan and pay related interest expense. As noted above, the Company refinanced the GECC loan and entered into a $25,000 credit facility on November 26, 1996. As of December 1, 1996, $11,126 was outstanding and $13,874 was still available under that facility. In addition, under the new credit facility required principal payments are only $500 per month instead of the entire cash flow generated by the natural gas marketing and transmission and exploration and production subsidiaries as was the case with the previous loan from General Electric Capital Corporation ("GECC"), the Company's natural gas marketing and transmission segment lender.

        As noted previously, the Company withdrew its natural gas marketing and transmission and exploration and production assets from the market and is currently planning to operate these assets rather than sell them. Such plans also include drilling much of the Company's undrilled Texas acreage and other capital projects.

        As a result of the foregoing the Company's expected cash obligations and resources from October 1, 1996 to September 30, 1999 are as follows:


                                                        10/01/96-      10/01/97-         10/01/96-
                                                        09/30/97       09/30/99          09/30/99
                                                        ---------      ---------         ---------
Cash Obligations:
   Repurchase of the Company's shares..............       $11,000                         $11,000
   Repayment of long-term debt.....................         8,172        $ 5,834           14,006
   Planned drilling................................         9,660         18,407           28,067
   Other planned capital expenditures..............         3,000          3,000            6,000
                                                        ---------      ---------        ---------
                                                           31,832         27,241           59,073
                                                        ---------      ---------        ---------

Cash Resources:
   Cash on hand - 10/01/96.........................         3,457                           3,457
   Expected cash flow - existing operations........        26,000         43,300           69,300
   Expected cash flow - new operations.............         2,650         18,715           21,365
                                                        ---------       --------         --------
                                                           32,107         62,015           94,122
                                                        ---------       --------         --------

Excess of Cash Resources over Cash Obligations.....     $     275        $34,774          $35,049
                                                        =========        =======          =======


        The foregoing analysis assumes that stock repurchase, drilling and other capital expenditures obligations are undertaken. Although the Company intends to spend funds for each of these activities, it is not obligated to do so. Furthermore, no cash proceeds with respect to the Powerine Arbitration are included although the Company expects to recover all or most of the $10,000 at stake. Finally, as of December 3, 1996, the Company has an additional $13,874 of funds available for these anticipated cash obligations under its $25,000 credit facility.

        Although the Company has exited the refining business and does not anticipate any further required expenditures related to discontinued refining operations, interested parties could seek redress from the Company for vendor or environmental liabilities. In the past, government and other plaintiffs have often named the most financially capable parties in such cases regardless of the existence or extent of actual liability. Although the Company's management does not believe the Company would ultimately be held liable and has not included any related costs in the above projections, there can be no assurance such will be the case. Even if the Company were to prevail in such litigation, the related legal costs and distraction of the Company's management resources from continuing operations could be significant.

        Finally, the above projections assume that the Company's cash flows will not be adversely impacted by any of the factors discussed subsequently under "Risk Factors." Obviously, if such is not the case and such factors do impact the Company, results could vary and vary significantly from those set forth above.

INFLATION AND CHANGING PRICES

        Natural Gas Marketing and Transmission

        The Company's gas sales contract with Lone Star is essentially a fixed price contract. It continues through May 1999. The Company's gas supply contract is also a fixed price contract. The result is that the Company's gross margin is essentially "locked in" and does not change with inflation. Although there are some operating costs applicable to the natural gas marketing and pipeline transmission segment, which tend to increase with inflation, they are minor and inflation of such costs without concomitant inflation in revenues does not significantly impact operating profits.

        Exploration and Production

        Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

        General

        As noted above, the Company entered into a $25 million facility from a bank syndicate on November 26, 1996. The effective interest rate on the facility is the prime rate plus 1%. To the extent that the Company uses the facility and the prime rate fluctuates, the Company's cost of capital will fluctuate. If the Company draws down all or most of the entire $25,000 facility and the prime rate changes significantly, the effect on the Company's results of operations could be significant.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has released several pronouncements that are not effective until future years. The Company believes that such pronouncements, when effective, will not materially affect the Company's financial condition or results of operations.

RISK FACTORS

        The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this section of Item 7 to this Form 10-K to do so. The Company cautions readers that the following important risk factors could affect the Company's future results of operations, liquidity and capital resources and financial condition and could cause the Company's actual future results of operations, liquidity and capital resources and financial condition to differ materially from those expressed in forward looking statements made by or on behalf of the Company.

        Refinery Matters

        American Western Note

        As a result of the sale of the Indian Refinery, IRLP received a $5,000 note from the purchaser, American Western. At September 30, 1996, the note plus accrued interest aggregated $5,387. At the same date, IRLP owed vendors approximately $7,000. IRLP believes that it can fully discharge its vendor liabilities if it receives the entire $5,387 due from the American Western note. In November 1996, American Western filed for bankruptcy and has undertaken to sell the Indian Refinery while in bankruptcy. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western hold a lien superior to that of IRLP. If the Indian Refinery is sold, there can be no assurance that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If the Indian Refinery is not sold, IRLP will not be able to settle its vendor liabilities. In either of these situations, IRLP may file for bankruptcy since its only significant asset is its note due from American Western. Although the Company does not believe such a development would affect its projected cash flow, such may not be the case, as explained below.

        Although the Company's subsidiaries' have disposed of their two refineries, the Company's future results of operations and cash flow could be adversely affected by contingent liabilities, including environmental liabilities, related to such refineries if the purchasers of such refineries are unable to satisfy such liabilities and the Company becomes liable for such liabilities, including the environmental liabilities as discussed above. In addition, one purchaser is obligated to subsidiaries of the Company for an aggregate of $6,358 in notes and accrued interest, which may not be paid if the purchaser does not receive sufficient proceeds from the sale of the Indian Refinery. See Item 3 - "Legal Proceedings." Although the Company does not believe it has any liabilities with respect to environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would incur substantial legal fees and experience a diversion of management resources from other operations.

        Supply Risk - MGNG Supply Contract

        Approximately 82% of the gas currently delivered to Lone Star pursuant to the Lone Star Contract is provided by MGNG, including approximately 6% of such volumes purchased by MGNG from outside owners in wells operated by Production. The Lone Star Contract expires on May 31, 1999. MGNG is a wholly-owned subsidiary of MG, which, in turn, is indirectly owned by MG AG. If spot gas prices increase significantly and MGNG has not hedged its future commitment to supply gas to the Company or if MGNG experiences financial problems, MGNG may be unable to meet its gas supply commitments to the Company. If MGNG does not fulfill its gas supply commitment to the Company, the Company may not be able to fulfill its gas delivery commitment to Lone Star or to achieve the gross margins currently being earned. This would adversely impact the Company's results of operations and cash flow. Under such circumstances the Company may not be able to recover lost profits and cash flow from MGNG despite provisions providing for such recovery.

        Credit Risk - Lone Star

        At the current time, virtually all of the Company's gas marketing volumes and approximately 75% of the Company's own gas production is sold to a single customer, Lone Star, under a long-term gas sales contract which terminates on May 31, 1999. Although Lone Star has paid for all gas purchased when such payments were due, any inability of Lone Star to continue to pay for gas purchased would adversely affect the Company.

        Supply Risk - MGNG Sales Contract

        The Company has a commitment to sell 7,356 btu's of natural gas to MGNG ratably from June 1, 1996 to May 31, 1999. At September 30, 1996, the remaining commitment of natural gas to be sold to MGNG was 6,537 btu's. Of this remaining volume, only 14% was hedged as of September 30, 1996. If gas prices remain high, as is the situation currently, the Company may incur significant losses when it purchases the unhedged gas to provide the remaining gas to be sold to MGNG (see
Note 15 to the Consolidated Financial Statements).

        Drilling Risk

        After obtaining the requisite financing, the Company anticipates spending as much as $28,000 during the next three years (and as much as $42,000 over the next five years) to drill new wells primarily on acreage acquired from ARCO. Drilling is inherently risky and there can be no assurance that any wells drilled will be economically viable or enable the Company to recover the costs of drilling. If the initial wells drilled by the Company do not find the reserves expected, the Company may not drill additional wells and the revenues and cash flow expected from such drilling may never materialize.

        In addition, an outside interest owner has filed a lawsuit against the Company and three of its subsidiaries (see Item 3 - "Legal Proceedings - Larry Long Litigation"). The Company's management believes that the plaintiff's claims were already resolved in the Company's favor in prior litigation and has filed for summary judgement against the plaintiff. If the issues in such lawsuit are not resolved in the Company's favor or the landowners owning the land on which the new wells are to be drilled do not agree in advance to the gas prices being paid by Marketing, drilling may be postponed until after May 31, 1999. At such time, the Company believes that the pricing issues raised in the Larry Long litigation are no longer applicable.

        Public Market for the Company's Stock

        Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. In addition, the Company's earnings history is sporadic and the Company has not paid dividends since 1989. Although the Company believes that its earnings and cash flow will be more predictable in the future, there can be no assurance that such will be the case. Such volatility may adversely affect the market price and liquidity of the Company's common stock. In addition, there are presently, to the Company's knowledge, several brokerage firms making a market in the Company's common stock. Any cessation of such market making activities by such brokerage firms could adversely affect the market for the Company's common stock.

        As noted earlier, IRLP's only significant asset is a $5.4 million note due from American Western yet IRLP owes approximately $7.0 million to trade vendors. As noted above American Western recently filed for bankruptcy and is conducting an auction to sell its assets. If IRLP does not receive sufficient proceeds for its note to satisfy its trade vendors IRLP may file a voluntary petition for bankruptcy. Under such circumstances the share price of the Company's common stock may decrease significantly given the required public releases and the perceived public reaction to such releases and the estimated period of time customarily required for such proceedings.

        Operational Considerations

        The Company's operations are subject to the risks inherent in the pipeline and oil and gas industries, including the risks of fire, explosion, pipe failure and environmental accidents such as oil spills, gas leaks and ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company's operations could be subject to significant interruption in the event any of these or other problems developed. In accordance with customary industry practice, the Company maintains significant liability, property and business interruption insurance against most, but not all, of the risks described above. There can be no assurance that such an adverse event will not happen, that the Company's insurance will be adequate to cover any losses or liabilities or that it would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                Page
                                                                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994.................     22
Consolidated Balance Sheets, as of September 30, 1996 and 1995..............................................     24
Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.................     25
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 1996, 1995
        and 1994............................................................................................     27
Notes to the Consolidated Financial Statements..............................................................     28

FINANCIAL STATEMENT SCHEDULE:

III.  Condensed Financial Information - Parent Company Only.................................................     56

REPORT OF INDEPENDENT ACCOUNTANTS...........................................................................     59


  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)



                                                                                       Year Ended September 30,
                                                                          ---------------------------------------------
                                                                          1996                1995                1994
                                                                          ----                ----                ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..............................................             $59,471              $70,402             $61,228
      Transportation.........................................                                                           31
                                                                         --------             --------            --------
                                                                           59,471               70,402              61,259
                                                                         --------             --------            --------
    Exploration and production:
      Oil and gas sales......................................               8,782                8,720               8,069
      Well operations........................................                 442                  477                 483
                                                                       ----------          -----------           ---------
                                                                            9,224                9,197               8,552
                                                                        ---------           ----------            --------
                                                                           68,695               79,599              69,811
                                                                         --------            ---------             -------

Expenses:
    Natural gas marketing and transmission:
      Gas purchases..........................................              34,233               40,160              37,029
      Operating costs........................................                 845                  804               1,139
      General and administrative.............................               1,231                1,186               1,088
      Depreciation and amortization..........................              11,393               11,385              11,360
                                                                         --------            ---------             -------
                                                                           47,702               53,535              50,616
                                                                         --------            ---------             -------
    Exploration and production:
      Oil and gas production.................................               2,045                2,366               2,629
      General and administrative.............................               1,235                1,070               1,429
      Depreciation, depletion and amortization...............               2,324                2,770               2,092
                                                                        ---------            ---------            --------
                                                                            5,604                6,206               6,150
                                                                        ---------            ---------            --------
    Corporate general and administrative expenses............               3,499                4,995               5,499
                                                                        ---------            ---------            --------
                                                                           56,805               64,736              62,265
                                                                         --------             --------             -------
Operating income.............................................              11,890               14,863               7,546
                                                                         --------             --------            --------


                            (Continued on next page)





                   The accompanying notes are an integral part
                          of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)
                         (continued from previous page)



                                                                                             Year Ended September 30,
                                                                                -------------------------------------------------
                                                                                       1996              1995          1994
                                                                                       ----              ----          ----

Other income (expense):
    Interest income........................................................               961              685               528
    Other income...........................................................             2,923              281               422
    Interest expense.......................................................            (1,959)          (4,046)           (9,233)
                                                                                -------------      ------------   --------------
                                                                                        1,925           (3,080)           (8,283)
                                                                                -------------      -----------    --------------
 Income (loss) from continuing operations before income taxes..............            13,815           11,783              (737)
                                                                                 ------------       ----------   ---------------
 Provision for (benefit of) income taxes related to continuing operations:
        State..............................................................              (309)           4,728               (68)
        Federal............................................................           (10,950)          33,095           (17,009)
                                                                                 ------------       ----------     -------------
                                                                                      (11,259)          37,823           (17,077)
                                                                                 ------------       ----------     -------------
Income (loss) from continuing operations...................................            25,074          (26,040)           16,340
Income from discontinued refining operations less applicable income
    taxes of $19,850 and $17,603 in 1995 and 1994, respectively............                             40,937            22,577
                                                                               --------------      -----------    --------------
Net income.................................................................      $     25,074       $   14,897     $      38,917
                                                                               ==============      ===========     =============

Net income (loss) per share:
    Income (loss) per share from continuing operations - primary...........    $         3.73   ($       3.84)   $          1.46
                                                                               ==============    ============    ===============
          - fully diluted..................................................    $         3.73   ($       3.84)   $          1.44
                                                                               ==============    ============    ===============
    Income per share from discontinued refining operations - primary.......    $                 $        6.04   $          2.02
                                                                               ===============   =============   ===============
          - fully diluted..................................................    $                 $        6.04   $          1.99
                                                                               ===============   =============   ===============
    Net income per share - primary.........................................    $         3.73    $        2.20   $          3.48
                                                                               ==============    =============   ===============
          - fully diluted..................................................    $         3.73    $        2.20   $          3.43
                                                                               ==============    =============   ===============

    Weighted average number of common and common equivalent shares
            outstanding - primary..........................................         6,719,000        6,778,000        11,209,000
                                                                                  ===========      ===========       ===========
          - fully diluted..................................................         6,719,000        6,778,000        11,397,000
                                                                                  ===========      ===========       ===========






                     The accompanying notes are an integral
                       part of these financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                                 September 30,
                                                                                             1996               1995
                                                                                             ----               ----
                                     ASSETS
Current assets:
    Cash and cash equivalents...................................................            $  3,457          $   5,341
    Restricted cash.............................................................               1,743              4,959
    Accounts receivable.........................................................              10,217              5,641
    Prepaid expenses and other current assets...................................                  73                153
    Deferred income taxes.......................................................               2,373              4,623
    Estimated realizable value of discontinued net refining assets..............               6,288             10,803
                                                                                           ---------          ---------
      Total current assets......................................................              24,151             31,520
Property, plant and equipment, net:
    Natural gas transmission....................................................              20,987             22,720
    Furniture, fixtures and equipment...........................................                 222                276
Oil and gas properties, net.....................................................              15,014             17,410
Gas contracts, net..............................................................              25,142             34,515
Deferred income taxes...........................................................               5,343
Other assets, net...............................................................                 371                463
Note receivable.................................................................              10,000             10,000
                                                                                          ----------         ----------
      Total assets..............................................................            $101,230           $116,904
                                                                                            ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt...........................................          $    8,172          $  12,080
    Current portion of long-term debt - related party...........................                                    250
    Accounts payable............................................................               3,817              4,715
    Accrued expenses............................................................               1,875              3,284
    Other liabilities...........................................................               3,660              3,323
    Net refining liabilities retained...........................................              11,079             20,342
                                                                                         -----------         ----------
      Total current liabilities.................................................              28,603             43,994
Long-term debt..................................................................               5,834             23,616
Other long-term liabilities.....................................................                  82                 83
Deferred income taxes...........................................................                                  7,574
                                                                                         -----------        -----------
      Total liabilities.........................................................              34,519             75,267
                                                                                         -----------         ----------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 issued and outstanding in 1996 and 1995, respectively...........               3,347              3,347
Additional paid-in capital......................................................              66,316             66,316
Accumulated deficit.............................................................              (2,952)           (28,026)
                                                                                         -----------         ----------
                                                                                              66,711             41,637
                                                                                          ----------         ----------
      Total liabilities and stockholders' equity ...............................            $101,230           $116,904
                                                                                            ========           ========


                   The accompanying notes are an integral part
                         of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)



                                                                                                Year Ended September 30,
                                                                                        ---------------------------------------
                                                                                        1996             1995              1994
                                                                                        ----             ----              ----

Cash flows from operating activities:
    Net income ...............................................................         $ 25,074       $   14,897          $ 38,917
                                                                                       --------       ----------          --------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization...............................           13,612           19,238            43,774
       Amortization of deferred debt issue costs..............................              356            2,732             8,885
       Deferred income taxes..................................................          (10,667)          55,799            (2,900)
       Gain on MG Settlement..................................................                          (396,166)
       Provision for impairment loss..........................................                           323,078
       Write-off of debt acquisition costs....................................              161
       Changes in assets and liabilities:
          Decrease in restricted cash.........................................            5,942            4,750             1,185
          Decrease in temporary investments...................................                             4,436             2,811
          (Increase) decrease in accounts receivable..........................           22,658           27,685            (6,178)
          (Increase) decrease in inventory....................................           22,914           57,401           (18,787)
          (Increase) decrease in prepaid expenses and other current assets....              903            6,366            (4,762)
          (Increase) in other assets..........................................             (103)          (1,793)           (1,523)
          Increase (decrease) in accounts payable.............................           (1,744)         (29,660)           23,448
          Increase (decrease) in accrued expenses.............................          (28,105)         (29,936)            1,958
          Increase (decrease) in other current liabilities....................             (329)             283                41
          Increase (decrease) in other long-term liabilities..................          (23,265)            (630)              927
          (Decrease) in due to related parties................................             (385)          (9,014)           (9,046)
          (Decrease) in deferred revenues.....................................                           (12,124)          (65,807)
                                                                                 --------------        ---------          --------
              Total adjustments...............................................            1,948           22,445           (25,974)
                                                                                     ----------        ---------          --------
              Net cash flow provided by operating activities..................           27,022           37,342            12,943
                                                                                      ---------        ---------          --------
Cash flows from investment activities:
    Proceeds from sale of furniture, fixtures and equipment...................                             4,723                75
    Investment in  refining plant.............................................                           (35,355)          (63,819)
    Realization of discontinued net refining assets...........................            4,000
    Investment in oil and gas properties......................................              (34)          (4,022)             (956)
    Investment in pipelines...................................................             (140)             (47)              (21)
    Purchase of furniture, fixtures and equipment.............................               (1)            (288)           (1,670)
    Business acquisition, net of cash acquired................................                                              (8,230)
                                                                                 --------------   --------------         ---------
              Net cash provided by (used in) investing activities.............            3,825          (34,989)          (74,621)
                                                                                     ----------        ---------          --------

                            (continued on next page)

                   The accompanying notes are an integral part
                          of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)
                         (continued from previous page)



                                                                                               Year Ended September 30,
                                                                                      ---------------------------------------
                                                                                       1996             1995             1994
                                                                                       ----             ----             ----

Cash flows from financing activities:
   Proceeds of long-term debt - related party................................                       $       530        $   67,915
   Proceeds of long-term debt................................................         $  3,800           25,108            12,114
   Proceeds from issuance of common stock, net...............................                               202            48,207
   Repayment of long-term debt - related party...............................             (250)                            (4,388)
   Repayment of long-term debt...............................................          (37,984)         (38,781)          (48,356)
   Payment of debt issuance costs............................................             (486)
                                                                                    ----------        ---------        ----------
         Net cash provided by (used in) financing activities.................          (34,920)         (12,941)           75,492
                                                                                    ----------        ---------        ----------
Net increase (decrease) in cash and cash equivalents.........................           (4,073)         (10,588)           13,814
Cash and cash equivalents - beginning of period..............................            7,530           18,118             4,304
                                                                                    ----------        ---------       -----------
Cash and cash equivalents - end of period....................................        $   3,457        $   7,530         $  18,118
                                                                                    ==========        =========         =========

Supplemental disclosures of cash flow information are as follows:
   Cash paid during the period:
      Interest...............................................................        $   2,086         $ 10,207         $  16,583
                                                                                     =========        =========         =========
      Income taxes...........................................................        $     536         $  1,080         $   8,802
                                                                                     =========        =========         =========

Interest capitalized during the period.......................................                -                -         $   1,519
                                                                                    ==========       ==========         =========

Supplemental schedule of noncash investing and financing activities..........
   Purchase of Powerine Oil Company:
      Basis in assets acquired...............................................                                           $ 186,867
      Cash paid for capital stock and transaction costs......................                                              (8,230)
                                                                                                                       ----------
      Basis in liabilities assumed...........................................                                           $ 178,637
                                                                                                                        =========

    Payment of related party payables in exchange for reduction in cash
       participations........................................................                          $  6,862
                                                                                                       ========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the
      forward sale obligations and Societe Generale loan                                               $396,166
                                                                                                       ========

   Exchange of common stock:
   Acquisition of common stock in exchange for reduction in cash
      participations.........................................................                                           $  39,817
                                                                                                                        =========


                   The accompanying notes are an integral part
                          of these financial statements

                            CASTLE ENERGY CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     ("000's" Omitted Except Share Amounts)



                                            Common Stock           Additional                      Treasury Stock
                                      ----------------------        Paid-In      Accumulated     --------------------
                                      Shares          Amount        Capital        Deficit       Shares        Amount       Total
                                      ------          ------        -------    ---------------   ------        ------     ---------

Balance - September 30, 1993 .....    7,782,506    $    3,891    $   65,387    ($  78,301)       59,860    ($     364)   ($   9,387)
Treasury stock reissued ..........      (59,860)          (30)         (334)                    (59,860)          364
Shares issued for cash ...........    3,500,000         1,750        46,428                                                  48,178
Options exercised ................        5,000             3            26                                                      29
Shares repurchased with cash
           participations ........   (3,600,000)       (1,800)      (35,753)       (2,264)                                  (39,817)
Net income .......................                                                 38,917                                    38,917
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance - September 30, 1994 .....    7,627,646         3,814        75,754       (41,648)                                   37,920
Stock acquired ...................     (969,000)         (485)       (9,622)       (1,275)                                  (11,382)
Options exercised ................       35,000            18           184                                                     202
Net income .......................                                                 14,897                                    14,897
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance - September 30, 1995 .....    6,693,646    $    3,347        66,316       (28,026)                                   41,637
Net income .......................                                                 25,074                                    25,074
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance - September 30, 1996 .....    6,693,646    $    3,347    $   66,316    ($   2,952)                               $   66,711
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========


                   The accompanying notes are an integral part
                          of these financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 1 - BUSINESS AND ORGANIZATION

      Settlement with Principal Stockholder

      Castle Energy Corporation ("Castle" or the "Company") is a Delaware corporation. From September 1989 until October 14, 1994, its principal shareholder was Metallgesellschaft Corporation ("MG"), an indirect wholly-owned subsidiary of Metallgesellschaft AG ("MG AG"), a German conglomerate which had, in the past, owned as much as 49% of the Company. In addition, the Company had extensive transactions and agreements with MG and its affiliates as described in Notes 17 and 20. On August 31, 1994, the Company entered into two agreements with MG and its affiliates which terminated most relationships with MG and significantly restructured the remaining relationships (the "MG Settlement") (see Note 3). All amounts related to transactions with MG and its affiliates are not reported as related party transactions subsequent to October 14, 1994.

      Business Segments

      The Company's principal lines of business are natural gas marketing and transmission and oil and gas exploration and production. Until September 30, 1995, the Company's major business segment was refining (see Note 3). The Company's operations are conducted within the United States.

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

      At present the principal use of the Castle Pipeline is to deliver gas pursuant to the Lone Star Contract. The Company entered into a management service contract with MG Gathering Corp. ("MGG"), a subsidiary of MG, to operate the Castle Pipeline. Subsequent to September 30, 1996, the Company's pipeline subsidiary notified MGG of its intent to terminate the management service contract with MGG (see Note 24).

      The Lone Star Contract expires May 31, 1999. This contract provides for minimum daily deliveries of gas at specific fixed prices, and also includes certain minimum amounts under take-or-pay provisions. Based on reserve reports, management believes approximately 16% of the annual contract volumes can be supplied from Company-operated wells; the Company has entered into a long-term contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, to supply the remaining 84% of the annual contract volumes needed for the Lone Star Contract. For the year ended September 30, 1996, approximately 95% of all gas volumes and 97% of all gas sales by the natural gas marketing and transmission segment were sold to Lone Star. Until June of 1996 in excess of 99% of all gas volumes sold by the natural gas marketing and transmission segment were sold to Lone Star.

      In addition to the Lone Star Contract, a subsidiary of the Company has a contract to sell 7,356 btu's (British thermal units) of natural gas at a fixed price from June 1, 1996 to May 31, 1999.

      Oil and Gas Exploration and Production

      The Company's oil and gas exploration and production operations currently include interests in approximately 450 producing oil and gas wells located in nine states, including the Texas reserves acquired in connection with the acquisition of the natural gas marketing and transmission assets. At present, approximately 75% of the Company's natural gas production is sold to Lone Star as described above.

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

      Powerine

      In October 1993, the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery") from MG (see Note 4). From October 1, 1993 to February 1, 1995, Powerine sold all of its refined products to MGRM under a product offtake agreement (the "Powerine Offtake Agreement") subject to MGRM's obligation to purchase refined products from raw materials on hand at the Powerine Refinery at (or subject to contracts calling for delivery to the Powerine Refinery by) February 1, 1995. MGRM's failure to purchase products refined after February 1, 1995 is at issue in the Powerine Arbitration (see Note 15). On September 29, 1995, Powerine sold substantially all of its refining plant to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC") (see Note 3). Results of Powerine's operations are included in these financial statements (discontinued operations - refining) commencing October 1, 1993.

      As a result of the transactions with Kenyen, American Western and EMC, the Company disposed of its interests in the refining segment. The results of refining operations are shown as discontinued operations in the Consolidated Statement of Operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The significant accounting policies discussed are limited to those applicable to the Company's continuing business segments - natural gas marketing and exploration and production. References should be made to previous Forms 10-K for summaries of accounting principles applicable to the discontinued refining segment.

      Principles of Consolidation

      The consolidated financial statements presented include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Revenue Recognition

         Natural Gas Marketing and Transmission

         Revenues are recorded when deliveries are made. Essentially all of the Company's deliveries are made under two contracts, the Lone Star Contract and a contract with MGNG.

         Exploration and Production

         Oil and gas revenues are recorded when oil and gas volumes are delivered to the purchaser. Fees from well operations are recorded when earned.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

      Cash and Cash Equivalents

      The Company considers all highly liquid investments, such as time deposits and money market instruments, purchased with a maturity of three months or less, to be cash equivalents.

      Property, Plant and Equipment

      Natural gas transmission, property, plant and equipment and furniture, fixtures and equipment are stated at the lower of cost or impaired (fair market) value. Depreciation on natural gas transmission, property, plant and equipment is recorded on a straight-line basis over fifteen years, the estimated useful life of the assets. Furniture, fixtures and equipment is depreciated on a straight-line basis over periods of three to ten years, the estimated useful lives of the assets.

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

      Impairment of Long-Term Assets

      The Company adopted Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" during the second quarter of fiscal 1995. The effect of adoption was not significant. Accordingly, the Company reviews its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss would be based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

      Hedging Activities

      The Company employs hedging strategies to hedge its future natural gas purchase requirements for its gas sales contract to MGNG (see Notes 1 and 15). The Company hedges future commitments. Gains and losses from hedging activities are credited or debited to the item being hedged, the cost of gas purchased for the MGNG gas sales contract.

      Other Assets

      Costs applicable to the issuance of debt are capitalized and amortized using the interest method based upon the scheduled debt repayment terms.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

      Gas Contracts

      The purchase price allocated to the Lone Star Contract was capitalized and is being amortized over the term of the related contract (6.5 years).

      Gas Balancing

      The Company operates under several natural gas sales contracts where it is entitled to sell other owners' shares of natural gas produced from a well if such other owners do not elect to sell their shares of production. Under the terms of the related joint operating agreements, the non-selling owners are entitled to make up gas sales from the Company's share of production in the future. The Company records sales of other owners' production as deferred revenue and recognizes such deferred revenue when the other owners make up their gas balancing deficiency from the Company's share of production.

      Income Taxes

      In October 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or rates. (See Note
19). FAS 109 also requires that tax provisions and recoveries related to changes in the valuation reserve for deferred tax assets because of a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset in future years be allocated entirely to continuing operations.

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

NOTE 3 -    MG SETTLEMENT AND DISCONTINUED OPERATIONS - REFINING

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

       The completion of the transactions contemplated by the MG Settlement had, among others, three consequences for the Company. First, the offtake agreements with MG terminated and the Company, until it sold the Refineries, was required to market its own products and was subject to market risks. Second, also in 1995, the working capital facilities provided by MGTFC terminated. Third, for Federal and state income tax purposes, the Company recognized income of approximately $391 million, on which, after giving effect to applicable net operating loss and other tax carryforwards and other items of expense and deduction, Federal and state income taxes of approximately $91 million would have been owed had the Company not disposed of or discontinued the refining operations.

       After the MG Settlement was consummated, the Company decided to discontinue the operations of its refining business and to sell or retire its two refineries. At December 31, 1994, the Company provided $345,008 for the estimated impairment of the related refinery assets.

      In July 1995, operations ceased at the Powerine Refinery and Powerine retired the assets of the Powerine Refinery. On September 29, 1995, Powerine sold substantially all of the refining plant assets to Kenyen, retaining certain rack facilities and the land on which the Powerine Refinery is situated. The purchase price was $22,763 consisting of $3,000 cash and a note for $19,763. The note was secured by the Powerine refining plant and bore interest at 10%. The note was due in three equal installments of principal and interest of $7,108 (of which $19,763 is principal) on April 30, June 30 and September 30, 1996. On January 16, 1996 Powerine merged into a subsidiary of EMC and was no longer a subsidiary of the Company. As part of the sale, EMC also indemnified Powerine and the Company for any and all environmental liabilities of Powerine.

      On September 30, 1995, operations also ceased at the Indian Refinery and IRLP retired the plant assets of the Indian Refinery. On December 12, 1995, IRLP sold the plant assets of the Indian Refinery to American Western, a subsidiary of Gadgil Western Corporation ("Gadgil"). The purchase price was $8,000, including $3,000 cash and a note for $5,000. The note bears interest at 8% and was due on the earlier of October 31, 1996 or the date American Western obtained financing to restart the Indian Refinery. The note is secured by the real property and the Indian Refinery. American Western also assumed certain liabilities of IRLP, including employee pension and all environmental liabilities, in conjunction with the sale. Indian Oil Company ("IOC"), another wholly-owned refining subsidiary, also sold certain precious metal catalysts to American Western for a note for $1,803.

      On October 31, 1996, American Western failed to pay the $5,000 note plus $387 of related accrued interest. On November 6, 1996, American Western filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code. Shortly thereafter, American Western filed motions to approve debtor in possession financing and the sale of the Indian Refinery. Both motions were approved.

      American Western expects to sell the Indian Refinery in January 1997. Although IRLP holds a first mortgage on the Indian Refinery other creditors of American Western hold a lien superior to that of IRLP. There can, however, be no assurance that the Indian Refinery will be sold or that the proceeds, if any, to IRLP will equal the note plus interest which is owed to IRLP by American Western. IRLP intends to use the note proceeds, if any, to pay its vendor liabilities, which approximated $7,000 at September 30, 1996. If IRLP does not receive sufficient note proceeds to settle its vendor liabilities, IRLP may file a voluntary petition for bankruptcy.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

      In May 1996, IOC seized the platinum securing the $1,803 note and processed approximately fifty-one percent of the platinum. The proceeds were applied to the note. As of September 30, 1996, $971, consisting of $833 of principal and $138 of accrued interest was still owed on the note by American Western. Although IRLP believes the value of the platinum is sufficient to pay such outstanding principal and interest on the note, a vendor of IRLP has obtained a restraining order which precludes IOC from processing the platinum. IOC is seeking to reverse the restraining order so it can continue processing the platinum and obtain payment for its platinum note. The platinum is security for a loan to a financial institution. This loan aggregated $756 at September 30, 1996.

      As a result of the discontinuance of refining operations, all assets and liabilities related to the refining segment have been netted. The realizable value of net refining assets is shown under the caption "Estimated realizable value of discontinued net refining assets" on the accompanying Consolidated Balance Sheet. The estimated value of the refining liabilities retained is shown under the caption "Net refining liabilities retained."

      An analysis of the assets and liabilities related to the refining segment for the period September 30, 1995 to September 30, 1996 is as follows:

                                                                                Estimated
                                                                             Realizable Value
                                                                             of Discontinued           Net Refining
                                                                            Net Refining Assets     Liabilities Retained
                                                                            -------------------     ---------------------

Property, plant and equipment, net...............................                  $340,280
Goodwill, net....................................................                     5,413
Catalyst, net....................................................                     4,191
Environmental liabilities........................................                   (36,061)
Other, net.......................................................                    20,058
                                                                                 ----------
                                                                                    333,881
Impairment reserve...............................................                  (323,078)
Revolving credit loan............................................                                            $13,249
Other working capital deficit, net...............................                                              7,093
                                                                                  ----------                ---------
Balance - September 30, 1995.....................................                    10,803                   20,342
Cash transactions................................................                    (4,000)                  (9,263)
Other, net.......................................................                      (515)
                                                                                 ----------                 ---------
Balance - September 30, 1996.....................................                $    6,288                  $11,079
                                                                                 ==========                  =======

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

      Summary operating results of discontinued operations are as follows and include the $391,135 gain realized on the settlement with MG in 1995 and the $323,078 impairment write-down in 1995. No refining operations were recorded in 1996 because processing had ceased by September 30, 1995 and all refining subsidiaries were in the process of liquidation.


                                                                                                  September 30,
                                                                                            --------------------------
                                                                                              1995             1994
                                                                                              ----             ----

Revenues............................................................................         $711,976          $940,514
                                                                                             ========          ========
Income before income taxes..........................................................        $  60,787         $  40,180
Provision for income taxes..........................................................           19,850            17,603
                                                                                           ----------        ----------
Net earnings from discontinued operations...........................................        $  40,937         $  22,577
                                                                                            =========         =========

                                       33

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


      In computing the operating results of discontinued operations, interest expense specifically associated with refining debt has been included in discontinued operations.

NOTE 4 -- ACQUISITIONS

      Purchase of Powerine

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

NOTE 5 - RESTRICTED CASH

                Restricted cash consists of the following:


                                                                                                         September 30,
                                                                                                  -------------------------
                                                                                                     1996             1995
                                                                                                     ----             ----

      Lender escrow.......................................................................          $   875
      Gas revenues deposited in lender's escrow account...................................                             $4,143
      Funds supporting letters of credit issued for operating bonds.......................              216               362
      Other...............................................................................              652               454
                                                                                                   --------          --------
                                                                                                     $1,743            $4,959
                                                                                                     ======            ======

          Subsequent to September 30, 1996, the lender escrow was released in conjunction with the Company's refinancing of its natural gas marketing loan from General Electric Capital Corporation ("GECC") (see Notes 14 and 24).

NOTE 6 - ACCOUNTS RECEIVABLE

          Based upon past customer experiences, the limited number of customer accounts receivable relationships, and the fact that the Company's subsidiaries can offset unpaid accounts receivable against an outside owner's share of oil and gas revenues, management believes all receivables to be collectible. Accounts receivable consist of the following:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


                                                                                                          September 30,
                                                                                                   -------------------------
                                                                                                    1996             1995
                                                                                                    ----             ----

      Natural gas marketing...............................................................         $  8,553            $4,450
      Oil and gas.........................................................................            1,487               991
      Other...............................................................................              177               200
                                                                                                   --------          --------
                                                                                                    $10,217            $5,641
                                                                                                    =======            ======

          Account receivable due from Lone Star aggregated $8,149 and $4,044 at September 30, 1996 and 1995, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

          Natural gas transmission consists of the following:

                                                                                                          September 30,
                                                                                                   -------------------------
                                                                                                    1996             1995
                                                                                                    ----             ----

      Natural gas pipeline................................................................          $28,117           $27,977
      Less:  Accumulated depreciation.....................................................           (7,130)           (5,257)
                                                                                                  ----------        ---------
                                                                                                    $20,987           $22,720
                                                                                                    =======           =======

          Furniture, fixtures and equipment are as follows:

                                                                                                            September 30,
                                                                                                      -------------------------
                                                                                                       1996             1995
                                                                                                       ----             ----

      Furniture, fixtures and equipment...................................................             $423              $467
      Less:  Accumulated depreciation.....................................................             (201)             (191)
                                                                                                      -----             ------
                                                                                                       $222              $276
                                                                                                       ====              ====

NOTE 8 - GAS CONTRACTS

          Gas contracts consist of the following:

                                                                                                          September 30,
                                                                                                   -------------------------
                                                                                                    1996             1995
                                                                                                    ----             ----

      Gas contracts.......................................................................          $61,151           $61,151
      Less:  Accumulated amortization.....................................................          (36,009)          (26,636)
                                                                                                   --------          --------
                                                                                                    $25,142           $34,515
                                                                                                    =======           =======

NOTE 9 - OIL AND GAS PROPERTIES


                                                                                                          September 30,
                                                                                                   -------------------------
                                                                                                    1996             1995
                                                                                                    ----             ----

      Evaluated properties................................................................          $28,090           $28,175
      Less:   Accumulated depreciation, depletion and amortization........................          (12,979)          (10,668)
      Accumulated full cost ceiling reserve...............................................              (97)              (97)
                                                                                                 ----------       -----------
                                                                                                     15,014            17,410
      Unevaluated properties..............................................................
                                                                                                    $15,014           $17,410
                                                                                                    =======           =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

          Capital costs incurred by the Company in oil and gas activities, all of which are located in the United States, are as follows:

                                                                                                     September 30,
                                                                                        ----------------------------------------
                                                                                         1996              1995             1994
                                                                                         ----              ----             ----

          Property acquisition costs - proved properties....................                              $3,823
          Development costs.................................................               $34               199             $956
                                                                                        ------          --------             ----
                                                                                           $34            $4,022             $956
                                                                                           ===            ======             ====

          Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:


                                                                                                Year Ended September 30,
                                                                                        ----------------------------------------
                                                                                        1996              1995             1994
                                                                                        ----              ----             ----
          Revenues:
             Crude oil, condensate, natural gas liquids and natural gas
             sales..........................................................            $8,782            $8,720           $8,069
                                                                                        ------            ------           ------
          Costs and expenses:
             Production costs...............................................            $2,045            $2,366           $2,629
             Depreciation, depletion and amortization.......................             2,311             2,757            2,014
                                                                                       -------           -------          -------
             Total costs and expenses.......................................             4,356             5,123            4,643
                                                                                       -------           -------          -------
          Income tax provision..............................................             1,593             1,439            1,370
                                                                                       -------           -------          -------
          Income from oil and gas producing activities......................            $2,833            $2,158           $2,056
                                                                                        ======            ======           ======

          The income tax provision is computed at the blended rate (Federal and state combined) of 36% in 1996 and 40% in 1995 and 1994.

          Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:


                                                                                                 Year Ended September 30,
                                                                                      ------------------------------------------
                                                                                         1996              1995             1994
                                                                                         ----              ----             ----

          Depreciation, depletion and amortization..........................            $2,311            $2,757           $2,014
                                                                                        ======            ======           ======
          Depletion rate per equivalent MCF of natural gas..................           $  0.64           $  0.68          $  0.51
                                                                                       =======           =======          =======

NOTE 10 -- PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

       Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Ryder Scott Company Petroleum Engineers and Huntley & Huntley, and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

       Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                                           Oil (BBLS)             Natural Gas (MCF)
                                                                                           ----------             ----------------
Proved developed and undeveloped reserves:
       As of October 1, 1993..............................................                   238,354                45,478,755
          Revisions of previous estimates.................................                   136,132                13,051,146
          Production......................................................                   (52,078)               (3,605,915)
                                                                                            --------               -----------
       As of September 30, 1994...........................................                   322,408                54,923,986
          Revisions of previous estimates.................................                    65,562                 2,537,310
          Acquisition of minerals in place................................                    13,882                 2,828,172
          Production......................................................                   (50,972)               (3,721,249)
                                                                                            --------               -----------
       As of September 30, 1995...........................................                   350,880                56,568,219
          Revisions of previous estimates.................................                   156,992                16,410,374
          Production......................................................                   (46,030)               (3,349,493)
                                                                                            --------               -----------
       As of September 30, 1996...........................................                   461,842                69,629,100
                                                                                             =======                ==========

Proved developed reserves:
       October 1, 1993....................................................                   238,354                41,926,376
                                                                                             =======                ==========
       September 30, 1994.................................................                   300,813                45,941,369
                                                                                             =======                ==========
       September 30, 1995.................................................                   248,228                31,534,882
                                                                                             =======                ==========
       September 30, 1996.................................................                   312,527                34,763,938
                                                                                             =======                ==========

        The revisions of previous estimates result from significant additions of proved undeveloped and proved developed non-producing reserves.

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


                                                                                                     September 30,
                                                                                   ----------------------------------------------
                                                                                        1996              1995             1994
                                                                                        ----              ----             ----

         Future cash inflows................................................          $138,327          $103,811          $97,098
         Future production costs............................................           (46,835)          (32,537)         (35,994)
         Future development costs...........................................           (31,195)          (22,976)         (12,995)
         Future income tax expense..........................................            (7,451)           (6,829)          (5,875)
                                                                                   -----------       -----------         --------
         Future net cash flows..............................................            52,846            41,469           42,234
         Discount factor of 10% for estimated timing of future cash flows...           (28,352)          (20,096)         (23,769)
                                                                                    ----------        ----------          -------
         Standardized measure of discounted future cash flows...............         $  24,494         $  21,373          $18,465
                                                                                     =========         =========          =======

        The future cash flows were computed using the applicable year-end prices and costs and respective year-end statutory tax rates that related to then existing proved oil and gas reserves in which the Company has mineral interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36% in 1996 and 40% in 1995 and 1994.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


                                                                                                    September 30,
                                                                                       -----------------------------------------
                                                                                        1996              1995             1994
                                                                                        ----              ----             ----

        Standardized measure, beginning of year.............................           $21,373           $18,465          $26,956
        Sale of oil and gas, net of production costs........................            (6,737)           (6,354)          (5,440)
        Net changes in prices...............................................             2,094             4,474           (9,927)
        Purchases of reserves in place......................................                 -             3,016                -
        Changes in estimated future development costs.......................            (2,617)           (6,158)           5,079
        Development costs incurred during the period that reduced future
           development costs................................................                 -               207              706
        Revisions in reserve quantity estimates.............................            10,391             1,601            8,887
        Net changes in income taxes.........................................                66              (952)            (616)
        Accretion of discount...............................................             2,137             1,847            2,696
        Other:
           Change in timing of production...................................            (2,213)            3,566           (5,814)
           Other factors....................................................                               1,661           (4,062)
                                                                                      --------           -------         --------
        Standardized measure, end of year...................................           $24,494           $21,373          $18,465
                                                                                       =======           =======          =======

NOTE 11 -- OTHER ASSETS

        Other assets consist of the following:


                                                                                                            September 30,
                                                                                                     -------------------------
                                                                                                       1996              1995
                                                                                                       ----              ----

      Debt issuance costs..................................................................           $   487            $  87
      Organization costs...................................................................               805              805
      Other................................................................................                14               12
                                                                                                     --------            -----
                                                                                                        1,306              904
      Less:   Accumulated amortization.....................................................              (935)            (441)
                                                                                                      -------            -----
                                                                                                      $   371             $463
                                                                                                      =======             ====

NOTE 12 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses consist of the following:


                                                                                                           September 30,
                                                                                                    -------------------------
                                                                                                      1996              1995
                                                                                                      ----              ----

      Interest.............................................................................          $     99          $   391
      Employee related costs...............................................................               870            1,003
      Taxes, including payroll taxes.......................................................               171              877
      Other................................................................................               735            1,013
                                                                                                     --------          -------
                                                                                                       $1,875           $3,284
                                                                                                       ======           ======

          Other current liabilities consist of the following:


                                                                                                            September 30,
                                                                                                     -------------------------
                                                                                                        1996              1995
                                                                                                        ----              ----

         Deferred revenue - gas balancing..................................................            $1,623           $1,147
         Undistributed revenues - outside interest owners..................................             1,163            1,468
         Suspended revenues - outside interest owners......................................               679              693
         Other.............................................................................               195               15
                                                                                                     --------        ---------
                                                                                                       $3,660           $3,323
                                                                                                       ======           ======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 13 -- ENVIRONMENTAL MATTERS

        As noted previously, the purchasers of Powerine and the Indian Refinery assumed all of the environmental liabilities of Powerine, the Powerine Refinery and the Indian Refinery. At the time such environmental liabilities were assumed by the purchasers, their recorded book values were $23,561 for the Powerine Refinery and $12,500 for the Indian Refinery.

        As of November 30, 1996, EMC had not obtained financing and had not restarted the Powerine Refinery. On November 6, 1996, American Western filed a voluntary petition for bankruptcy and thereafter obtained bankruptcy court approval to sell the Indian Refinery to the highest bidder.

        Accordingly, although the environmental liabilities related to both of the Company's Refineries have been assumed by others, there can be no assurance that the Company or one of its subsidiaries will not be sued for matters related to environmental liabilities of the Refineries. The purchasers of Powerine and the Indian Refinery are thinly capitalized and without significant financial resources. One purchaser, American Western, has filed for bankruptcy and plans to sell the Indian Refinery to the highest bidder. If either of these companies fails in such endeavors and they or their successors cannot pay their environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) could become a party in related legal actions. Although the Company does not believe it has any liabilities with respect to environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would incur substantial legal fees and experience a diversion of management resources from other operations.

NOTE 14 -- DEBT

        Long-term debt consists of the following:


                                                                                                            September 30,
                                                                                                    -----------------------------
                                                                                                       1996               1995
                                                                                                       ----               ----

      GECC loan...........................................................................            $10,488             $33,196
      Subordinated debt...................................................................              3,518
      Other...............................................................................                                  2,500
                                                                                                     --------           ---------
                                                                                                       14,006              35,696
      Less:  Current portion..............................................................             (8,172)            (12,080)
                                                                                                     --------             -------
                                                                                                      $ 5,834             $23,616
                                                                                                      =======             =======

        The General Electric Corp. ("GECC") loan was made to two of the Company's natural gas subsidiaries, Castle Texas Pipeline L.P. ("Pipeline") and CEC Gas Marketing L.P. ("Marketing"). The GECC loan bore interest of 8.33% and was secured by a first security interest in all of the assets of Pipeline and Marketing, as well as a pledge of the partnership interests and capital stock of the general and limited partners of these partnerships. All of the cash flow generated by Pipeline and Marketing was dedicated to repayment of the GECC loan.

        Subsequent to September 30, 1996, the GECC loan was refinanced (see Note 24).

        In May 1996, the Company entered into a subordinated term loan facility of $3,800. The loan was subordinated to the GECC Loan, was payable over 18 months and bore interest at the prime rate plus 1%. In November 1996, the Company entered into a $25,000 facility with a syndicate of banks and the subordinated lender contributed its loan to the new facility (see Note 24).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The balance sheet classification and scheduled maturities of long term debt at September 30, 1996 are based upon the repayment schedule of the $25,000 facility (see Note 24).

        The other long-term debt of $2,500 earned interest at the twelve-month LIBOR rate determined annually on December 11, plus 1/2%. The debt was due to a financial institution which was previously a shareholder of the Company. The debt was repaid in June 1996.

        Long-term debt-related party consists of a loan from Stockholder which earned interest at the twelve-month LIBOR rate determined annually on December 11, plus 1/2%. The debt was due to a stockholder who was also a director of the Company until January 5, 1996. The debt was repaid in June 1996.

        Maturities

        The scheduled maturities of long-term debt outstanding as of September 30, 1996 are as follows:


For the Year Ending September 30,
---------------------------------
   1997....................................................        $   8,172
   1998....................................................            5,834
                                                                   ---------
                                                                     $14,006
                                                                   =========
NOTE 15 -- COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments at September 30, 1996:


For the Year Ending September 30,
---------------------------------
      1997.................................................            $227
      1998.................................................             189
      1999.................................................              34
                                                                     ------
                                                                       $450
                                                                     ======

        Rent expense for the years ended September 30, 1996, 1995 and 1994, excluding refining related rent expense, was $236, $255 and $255, respectively.

        Compensation/Severance Obligations

        As of September 30, 1996, the Company had the following compensation obligations under employment agreements with three officers of three of its subsidiaries:


For the Year Ending September 30,
---------------------------------
      1997.................................................             $251
      1998.................................................               53
                                                                      ------
                                                                        $304
                                                                      ======

        The Company entered into the employment agreements in fiscal 1995 and fiscal 1996.

        In addition, the Company and its subsidiaries have severance agreements with all of their employees that provide for severance compensation, in the event substantially all of the Company's assets are sold and the employees are terminated. Such severance obligations, net of $95 compensation obligations, approximate $1,000 at September 30, 1996. In addition, in the event of such sale of substantially all its assets, the Company has agreed to pay the remaining contractual obligations under its agreement with Terrapin Resources, Inc. (see below) and to pay its Chairman his accumulated retirement benefit (see Note 16).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Letters of Credit

        At September 30, 1996, the Company had issued letters of credit of $216 for oil and gas drilling, operating and plugging bonds. The letters of credit are renewed semi-annually or annually.

        At September 30, 1996, the Company had also guaranteed gas purchase obligations related to its gas marketing activities. At the present level of gas purchases by such subsidiaries, such guarantees approximate $800.

        Long Term Supply Commitments

        The Company has a gas purchase agreement with MGNG (see Note 20). Aggregate future purchase commitments under the gas purchase long-term supply commitment are as follows:


For the Year Ending September 30,
---------------------------------
        1997...............................................          $29,705
        1998...............................................           30,444
        1999...............................................           20,727
                                                                    --------
                                                                     $80,876
                                                                    ========

        If MGNG fails to perform its obligations under this contract, there is no assurance that Marketing could fulfill its obligations under the Lone Star Contract in a manner which would permit Marketing to maintain its current profit margin on sales of natural gas.

        The Company also has a commitment to sell 7,356 btu's (British thermal units) of natural gas at a fixed price from June 1, 1996 to May 31, 1999 to MGNG. The Company anticipates supplying the gas from gas purchases on the spot market. The Company's obligations to sell natural gas to MGNG at September 30, 1996 are as follows:

For the Year Ending September 30,
---------------------------------
                                                                BTU's
                                                       (British Thermal Units)
                                                       -----------------------
        1997.........................................            2,452
        1998.........................................            2,452
        1999.........................................            1,633
                                                                 -----
                                                                 6,537
                                                                 =====

        Prior to September 30, 1996, Production entered into fixed price contracts to hedge 14% of the gas to be sold to MGNG at a fixed price. At September 30, 1996, the market value of the hedges was approximately $316 and the excess of the gas sales price to MGNG over the hedged cost was approximately $136. Production has not yet hedged the other 86% of the gas that must be delivered to MGNG under the contract. If spot gas prices are above the fixed price to MGNG, Production could incur a loss when it buys the gas to supply MGNG on the remaining unhedged volumes. At December 31, 1996, the cost to purchase fixed price contracts for the remaining unhedged deliveries to MGNG exceeded the gas sales revenues to be received from MGNG by approximately $825. In addition, Production has provided a $264 margin account deposit and must provide additional cash in a margin account if the market price of gas is less than the fixed price.

        The notional amounts of fixed price contracts for natural gas were as follows:

                                                           September 30, 1996
                                                           ------------------
 Fixed price contracts to buy gas........................         $2,070
 Fixed price contracts to sell gas.......................           (418)
                                                                 -------
 Net.....................................................         $1,652
                                                                 =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

Management Agreements

        The Company has two long-term management agreements with a subsidiary of Terrapin Resources, Inc. ("Terrapin") to provide accounting and management with respect to the Company's exploration and production assets and to provide corporate accounting services. Terrapin is wholly-owned by an officer of the Company. Obligations under these agreements are as follows:

For the Year Ending September 30,
---------------------------------
      1997.................................................        $   384
      1998.................................................            399
      1999.................................................            277
                                                                  --------
                                                                    $1,060
                                                                  ========

        Lone Star Contract

        Additionally, the Company's natural gas marketing and pipeline segment sells substantially all of its natural gas to only one customer -- Lone Star. Sales to Lone Star by the Natural Gas Marketing and Transmission segment aggregated $62,140, $74,675 and $66,393 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Approximately 24% of Lone Star's requirements under the gas sales contract are currently supplied from wells operated by the Company. The balance of these requirements are purchased from MGNG pursuant to a gas purchase contract. If MGNG were to fail to perform its obligations under this contract, there could be no assurance that the Company could fulfill its obligations under the Lone Star Contract in a manner which would permit the Company to maintain its current profit margin on sales of natural gas.

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

        The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decides in favor of the Company, the Company's note to MG will be reduced and the net amount due to the Company from MG will be increased. If the arbitrator settles the Disputed Amount entirely in the Company's favor, the Company's note to MG will be cancelled and MG will still owe the Company its $10,000 note (due October 14, 1997). If the arbitrator settles the Disputed Amount entirely in MG's favor, the Company's note from MG will be discharged and the Company will incur a $10,000 loss from discontinued refining operations. In such case the Company's future earnings will also be adversely impacted since the Company has not recorded any reserve against the note. Although the Company expects to prevail, there can be no assurance such will be the case.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        In December 1996, the Company and MG presented oral arguments to the arbitrator. A decision is expected in the second quarter of fiscal 1997.

        In January 1996, MG did not pay interest on the $10,000 note when such interest was due. As a result, the entire note is due to be paid to the escrow account for the Powerine Arbitration. The Company is litigating to compel MG to pay the entire note. By its terms the note is due on October 14, 1997. The effect of compelling MG to pay the note into the escrow account, if successful, will be that the note, after adjustment by the Arbitrator, if any, will be paid to the Company when the Arbitration is concluded rather than on October 14, 1997, the due date before MG's default.

        Swap Agreement - MGNG

        In April 1995, IRLP terminated a Natural Gas Swap Agreement (the "Swap Agreement"), dated October 14, 1994 between MGNG and IRLP, claiming the right to do so based on breaches of other agreements by MG and its affiliates. MGNG disregarded IRLP's termination notice and sent IRLP a termination notice alleging IRLP was the defaulting party and claiming approximately $1,200 of losses. IRLP has refused to pay MGNG's claim. In June 1995, MGRM, as MGNG's assignee, filed a complaint in Delaware state court, claiming $653, consisting of $1,356 under the Swap Agreement less $703 owed to IRLP by MGNG in transactions unrelated to the Swap Agreement, plus interest. IRLP has answered the complaint. The Company's management believes that IRLP has good defenses to that claim, expects to prevail and to recover its $703 receivable. This litigation is related to the Powerine Arbitration (see above) and the Company expects this litigation to be settled at the same time as or shortly after the Powerine Arbitration litigation is settled.

        Powerine Class Action Lawsuit

        In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress on residents living nearby. The Company is also named as a defendant in the suit but has not as yet been served with the lawsuit.

        The Company believes it is not properly a defendant in the lawsuit, since it did not operate the Powerine Refinery. Furthermore, when the Company sold Powerine in January 1996, the buyer assumed all liabilities, including environmental liabilities.

        Larry Long Litigation

        Larry Long filed a suit against the Company, Production, Pipeline, Marketing, ARCO, a subsidiary of ARCO and MGNG. The plaintiff claims, among other things, that the parties being sued have underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interests owners with respect to gas production from oil and gas properties operated by Production and attempts to bring a class action on behalf of all such owners based upon various legal theories. The plaintiff is seeking recovery of $40,000.

        The Company has responded to the lawsuit and has asserted that the suit is not a proper class action and that the named plaintiff is not an appropriate class representative. Management of the Company and special counsel retained by the Company believe that there are a number of meritorious defenses to the claims being asserted. Among other defenses, the Company has asserted that many of the matters which form the basis for the plaintiff's claims were resolved adversely to certain of the members of the purported class in prior litigation involving the predecessors in title to the Company's subsidiaries. In addition, the Company believes that the amount claimed by the plaintiff is far in excess of and not supported by the allegations made. Based upon a review of the pleadings which have been filed, the Company believes that the claims are without merit and intends to vigorously defend the lawsuit. The Company has recently filed a petition for summary judgement against Larry Long. The lawsuit is currently in discovery and deposition proceedings.

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

NOTE 16 -- EMPLOYEE BENEFIT PLANS:

        On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate.

        Employees participating in the Plan could authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the year ended September 30, 1996, the Company's and its subsidiaries' contributions to the Plan aggregated $26.

        Although the Company's refining subsidiaries sponsored pension, profit sharing and 401(k) plans for their employees, such plans were transferred to the purchasers of such refineries and the purchasers assumed all related plan liabilities.

        Post Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post retirement plans for employees. The Company has, however, granted the Company's Chief Executive Officer a retirement benefit. At September 30, 1996, the Chief Executive Officer's accrued retirement benefit was $848.

NOTE 17 -- STOCKHOLDERS' EQUITY

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

         On April 21, 1994, the Board of Directors of the Company adopted a Stockholder Rights plan under which one preferred stock purchase right has been distributed for each outstanding share of the Company's common stock. Each right initially entitles holders of common stock to buy one-hundredth of one share of a new series of preferred stock at an exercise price of $35.00. The rights will be exercisable only if a person or group, without the prior approval of the Company's Board of Directors, acquires 15% or more of the outstanding common stock or announces a tender offer as a result of which such person or group would own 15% or more of the common stock. If a person to whom these provisions apply becomes a beneficial owner of 15% or more of the outstanding common stock, each right (other than rights held by such acquiring person) will also enable its holder to purchase common stock (or equivalent securities) of the Company having a value of $70.00 for a purchase price of $35.00. In addition, if the Company is involved in a merger or other business combination with another entity, at or after the time that any person acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at $35.00 per right, common shares of such other entity having a value of $70.00

         On September 9, 1994, the Company acquired and cancelled 3,600,000 shares of its common stock from MG. On October 14, 1994, 969,000 shares of common stock were surrendered by MG and cancelled by the Company, reducing MG's ownership of the Company's common stock to zero. In addition, the convertible debenture was cancelled and all warrants were subsequently cancelled (see Notes 3, 18 and 20).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         Subsequent to September 30, 1996, the Company repurchased 3,500 of its shares pursuant to a share repurchase plan (see Note 24).

         Pursuant to the terms of its $25,000 credit facility with a syndicate of banks, the Company's natural gas marketing and transmission and exploration and production subsidiaries are precluded from paying more than 25% of quarterly cash flow, as defined, to the parent. The book value of the restricted net assets of the related natural gas marketing and transmission and exploration and production subsidiaries aggregated $76,719 at September 30, 1996 (see Note 24).

NOTE 18 -- STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 1996 are as follows (in whole units):

                                                                              Non-          Incentive
                                                              Incentive     Qualified         Plan           Other
                                              Warrants         Options       Options         Options        Options         Total
                                             ----------      ----------    ----------      ---------     ----------     -----------
Outstanding-October 1, 1993................   1,975,000         2,500       110,000         195,000         92,500       2,375,000
Issued.....................................                                                 434,000        100,000         534,000
Exercised..................................                                                                 (5,000)         (5,000)
Cancelled..................................                                                (100,000)                      (100,000)
Expired....................................  (1,055,000)                    (17,500)        (41,666)        (7,500)     (1,121,666)
                                              ---------     ---------      --------        --------      ----------      ---------
Outstanding-September 30, 1994.............     920,000         2,500        92,500         487,334        180,000       1,682,334
Issued.....................................                                                 115,000                        115,000
Exercised..................................                                                                (35,000)        (35,000)
Expired....................................    (897,500)                    (25,000)        (58,500)       (10,000)       (991,000)
                                             ----------     ---------      --------        --------        -------       ---------
Outstanding-September 30, 1995.............      22,500         2,500        67,500         543,834        135,000         771,334
Issued.....................................                                  10,000          15,000                         25,000
Expired....................................     (22,500)                                   (270,834)       (15,000)       (308,334)
Cancelled..................................                                                               (100,000)       (100,000)
                                             ------------   ---------  ------------   -------------       --------      ----------
Outstanding-September 30, 1996.............      -              2,500        77,500         288,000         20,000         388,000
                                             ------------       =====       =======         =======       ========      ==========

Exercisable at September 30, 1996                -              2,500        77,500         218,500         20,000         318,500
                                             ============       =====       =======         =======       ========      ==========

Become exercisable during fiscal year ended:
       September 30, 1997..................                                                  48,250                         48,250
       September 30, 1998..................                                                  20,000                         20,000
       September 30, 1999..................                                                   1,250                          1,250
                                                                                          ---------                   ------------
                                                                                             69,500                         69,500
                                                                                           ========                    ===========

Reserved at September 30, 1994.............     920,000         2,500        92,500         562,500        180,000       1,757,500
                                             ==========         =====       =======         =======        =======       =========
Reserved at September 30, 1995.............      22,500         2,500        67,500         562,500        135,000         790,000
                                             ==========         =====       =======         =======        =======      ==========
Reserved at September 30, 1996.............      -              2,500        77,500         562,500         20,000         662,500
                                             ============       =====       =======         =======       ========      ==========

Exercise prices at:
       September 30, 1996..................   N/A               $6.00        $6.00-        $  8.44-         $11.00
                                                                             $8.00         $ 14.25

       September 30, 1995..................  $11.00             $6.00        $6.00         $  8.50-         $11.00-
                                                                                           $ 14.25          $12.25

       September 30, 1994..................  $11.00             $6.00        $6.00-        $ 10.25          $ 5.75-
                                                                             $8.50         $ 14.25          $12.25

       Exercise Termination Dates..........   N/A                1997      1997-1998      1996-2006        1996-2003

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

         The Incentive Plan provides that an aggregate of 562,500 shares of common stock of the Company will be available for awards in the form of stock options, including incentive stock options and non-qualified stock options generally at prices at or in excess of market prices at the date of grant.

         The Incentive Plan also provides that each outside director of the Company will annually be granted an option to purchase 5,000 shares of common stock at fair market value on the date of grant.

         In conjunction with the MG Settlement, certain warrants were cancelled (see Note 3).

         In December 1996, 162,500 options expired, 10,000 options were exercised and an additional 32,000 options were issued. The exercise price was the market price on date of issuance.

         In addition to stock options and warrants, the Company has issued the following stock appreciation rights:

                                                                                  Measurement Price
                                                 --------------------------------------------------------------------------------
                                                   $5.00          $6.00          $8.00         $12.50         $13.00        Total
                                                   -----          -----          -----         ------         ------        -----

Outstanding-October 1, 1993...............       300,000        180,000        140,833        150,000        36,667       807,500
Exercised.................................      (300,000)       (67,500)       (20,000)                                  (387,500)
Cancelled.................................                                     (13,333)                                   (13,333)
                                                --------      ---------       --------       --------       -------     ---------
Outstanding-September 30, 1994............             -        112,500        107,500        150,000        36,667       406,667
Exercised.................................                     (112,500)       (20,000)                                  (132,500)
                                                --------      ---------       --------       --------       -------     ---------
Outstanding-September 30, 1995............             -              -         87,500        150,000        36,667       274,167
Cancelled.................................                                     (87,500)      (150,000)      (36,667)     (274,167)
                                                --------      ---------       --------       --------       -------     ---------
Outstanding-September 30, 1996............             -              -              -              -             -            -
                                                ========      =========       ========       ========       =======     =========

         The stock appreciation rights entitled the holder to cash compensation equal to the difference between the price per share of the Company's common stock and the measurement price with respect to the number of rights issued, subject to adjustment. Costs associated with stock appreciation rights were recorded over the relevant period of employment. During the years ended September 30, 1995 and 1994, the Company recorded (income) expense related to stock appreciation rights of ($1,162) and $4,848, respectively.

         The stock appreciation rights cancelled in fiscal 1996 were cancelled as part of severance settlements with former officers of the Company and IRLP.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 19 -- INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                   September 30,
                                                                                    ----------------------------------------------
                                                                                       1996              1995             1994
                                                                                       ----              ----             ----
         Provision for (benefit of) income taxes:
            Current:
              Federal.......................................................         $     300          $  1,852         $  2,877
              State.........................................................                11                22              549
            Deferred:
              Federal.......................................................             4,462            20,157           28,702
              State.........................................................               128             2,532          (14,827)
            Adjustment to the valuation reserve for deferred taxes:
              Federal.......................................................           (15,712)           29,415          (34,701)
              State.........................................................              (448)            3,695           17,926
                                                                                     ---------         ---------         --------
                                                                                      ($11,259)          $57,673        $     526
                                                                                       =======           =======        =========

         Intraperiod tax allocation of tax provision (benefit):
              Continuing operations.........................................          ($11,259)          $37,823         ($17,077)
              Discontinued operations.......................................                              19,850           17,603
                                                                                     ---------          --------         --------
                                                                                      ($11,259)          $57,673       $      526
                                                                                       =======           =======       ==========

         The intraperiod tax allocation was made pursuant to FAS 109.

         Deferred tax assets (liabilities) are comprised of the following at September 30, 1996 and 1995:

                                                                                                            September 30,
                                                                                                      ------------------------
                                                                                                        1996             1995
                                                                                                        ----             ----

         Operating loss and other tax carryforwards..........................................           $28,098         $23,786
         Depletion accounting................................................................            (1,106)         (1,398)
         Depreciation........................................................................            (5,194)         (6,232)
         Amortization (gas contracts)........................................................             1,665           2,553
         Discontinued net refining assets, including environmental...........................             1,147          18,557
         Installment sale accounting.........................................................                 -          (4,000)
         Other...............................................................................            (2,950)         (3,107)
                                                                                                       --------        --------
                                                                                                         21,660          30,159
         Valuation allowance.................................................................           (13,944)        (33,110)
                                                                                                       --------         -------
                                                                                                       $  7,716       ($  2,951)
                                                                                                       ========        ========

         Deferred tax assets - current.......................................................          $  2,373        $  4,623
         Deferred tax assets - non-current...................................................             5,343               -
         Deferred tax liabilities - non-current..............................................                            (7,574)
                                                                                                       --------       ---------
                                                                                                       $  7,716       ($  2,951)
                                                                                                       ========        ========

         Upon adoption of FAS 109, the Company recorded an asset of $73,909 and provided a valuation reserve against the asset of $65,395. During fiscal 1993, the Company reduced the valuation reserve based upon the Company's entering into certain long-term purchase and sale commitments, refinancing its debt and the related earnings projections. At September 30, 1994, the Company adjusted its valuation reserve such that the remaining deferred tax assets approximated the net tax benefit that the Company expected to realize from its net operating loss carryforwards as a result of the gain realized from the MG Settlement (See Note
3). As a result of unanticipated delays and larger than expected losses in the sale of its refineries, the Company did not realize all of its tax carryforwards. As a result, the Company provided a $31,955 valuation reserve at

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

December 31, 1994 which was subsequently increased to $33,110 at September 30, 1995. During the year ended September 30, 1996, the Company reduced its valuation reserve to $13,944 in anticipation of future taxable income from the Lone Star Contract and the decreased probability of additional losses related to discontinued refining operations.

         The Company has recorded a net deferred tax asset of $7,716 at September 30, 1996. Realization is dependent on generating sufficient taxable income through the remaining term of the Lone Star Contract. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                               Year Ended September 30,
                                                                                      -------------------------------------------
                                                                                        1996              1995             1994
                                                                                        ----              ----             ----
         Tax at statutory rate..............................................           $ 4,835           $25,400          $13,805
         State taxes, net of federal benefit................................               138             4,063            2,371
         Non-deductible goodwill amortization...............................                               1,855              311
         Changes in prior year's estimates..................................                              (6,847)
         Changes in valuation allowance.....................................           (16,160)           33,110          (16,775)
         Other..............................................................               (72)               92              814
                                                                                       -------           -------         --------
                                                                                      ($11,259)          $57,673         $    526
                                                                                       =======           =======         ========

         The tax provision (benefit) applicable to discontinued operations - refining differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                                       Year Ended September 30,
                                                                                                     ----------------------------
                                                                                                          1995             1994
                                                                                                          ----             ----
         Income (loss) before income taxes - discontinued operations - refining...............           $60,787          $40,180
                                                                                                         =======          =======

         Tax (benefit) at statutory rate......................................................           $21,275          $14,063
         State taxes, net of federal benefit..................................................             3,403            2,416
         Non-deductible goodwill amortization.................................................             1,855              311
         Change in prior year's estimate......................................................            (6,847)
         Other................................................................................               164              813
                                                                                                         -------          -------
                                                                                                         $19,850          $17,603
                                                                                                         =======          =======

         At September 30, 1996, the Company had the following tax carryforwards available:

                                                                                                            Federal Tax
                                                                                                   -----------------------------
                                                                                                                    Alternative
                                                                                                                      Minimum
                                                                                                       Regular          Tax
                                                                                                       -------      ------------
        Net operating loss...................................................................           $58,636         $74,073
        Alternative minimum tax credits......................................................           $ 2,176             N/A
        Statutory depletion..................................................................           $12,702         $ 3,153
        Investment tax credit................................................................           $   239             N/A

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


         The net operating loss and investment tax credit carryforwards expire from 1997 through 2008. Of the Company's net operating losses, approximately $6,821 (approximately $2,341 for alternative minimum tax purposes) are applicable to subsidiaries acquired by the Company and may only be used to offset future taxable income of the acquired companies which generated the loss. Similar restrictions apply to all of the Company's investment tax credit carryforwards and approximately $9,000 of the Company's statutory depletion carryforwards.

         On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss became subject to an annual limitation of $7,845. Such annual limitation, however, was increased by the amount of net built in gain at the time of the change of ownership. Such net built-in gain aggregated $219,430. During fiscal 1995, the Company utilized $81,175 of its net operating loss, including $72,653 of built-in gain, to offset the gain from the MG Settlement (see Note 3). During fiscal 1996, the Company utilized $9,657 of its operating loss, including $1,812 of built-in gain.

         The Company also has approximately $61,200 in individual state tax loss carryforwards available at September 30, 1996. Such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company previously incurred refining losses and currently has only minor operations and no current plans for future operations.

NOTE 20 -- RELATED PARTIES

         During the fiscal year ended September 30, 1994, the Company conducted several transactions with its principal stockholder, MG, and its subsidiaries. As a result of the MG Settlement on October 14, 1994, MG's ownership of the Company was reduced to zero and MG was thereafter no longer a related party. The following summarizes the MG subsidiaries with which the Company and its affiliates conducted transactions, and the nature and dollar amount of such related party transactions.

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

         The fiscal 1994 transactions with MG and its affiliates are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

                                                                                                              Dollar
                                                                                                             Volume of
                                                                                                            Transaction
              Parties                                                                                       Year Ended
------------------------------------------                                                                 September 30,
            Company               MG                                 Description                               1994
----------------------        ------------                           -----------                           -------------
IRLP                            MGTFC           Interest paid by IRLP to MGTFC on MGTFC                       $1,147
                                                Subordinated Note.

IRLP, Indian Powerine           MG              Payments by IRLP and IPLP to MG for crude oil                $50,257
Limited Partnership                             and feedstock supply.
("IPLP"), a wholly-owned
subsidiary of the Company

IRLP, IPLP & Powerine           MG              Payments of fees to MG with respect to feedstock              $2,614
                                                supply and credit agreements.

IRLP                            MGRM            Payments by MGRM to IRLP under swap (hedging)                 $3,082
                                                agreement with respect to crude oil.

Powerine                        MGRM            Payments by Powerine to MGRM for the supply of               $47,129
                                                crude and oil.

Powerine                        MG Petcoke      Payment by MG Petcoke to Powerine for purchase                $2,516
                                                of coke.

IRLP                            MGTFC           Payment by IRLP to MGTFC for lease catalyst                      $85
                                                costs.

IRLP                            MGTFC           Payment by IRLP to MGRM for natural gas                       $8,462
                                                supplies.

IRLP, IPLP & Powerine           MGF             Payments by IRLP, IPLP and Powerine to MGF for                  $292
                                                brokerage services for hedging activities.

IRLP                            MGRM            Payments received by IRLP for sales of refined              $498,225
                                                products to MGRM under the Indian Offtake
                                                Agreement.

Powerine                        MGRM            Payments received by Powerine for sales of refined          $348,751
                                                products to MGRM under Powerine Offtake
                                                Agreement.

IRLP                            MGRM            Payments by MGRM to IRLP for IRLP's operating                $11,899
                                                the Indian Refinery at less than full capacity.

Pipeline                        MGG             Pipeline paid MGG for pipeline management                       $148
                                                services.

Marketing                       MGNG            Marketing paid MGNG for gas marketing services.                 $240

Marketing                       MGNG            Marketing paid MGNG for gas supplies under a                 $31,069
                                                long-term gas supply agreement

         In addition to the above-related party transactions with MG and its affiliates, the Company undertook the following related party transactions:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         Sale of Subsidiaries

         On March 31, 1993, the Company entered into an agreement to sell to Terrapin Resources, Inc. ("Terrapin") its oil and gas partnership management businesses for $1,100 ($800 note bearing interest at 8% per annum and $300 cash) which approximated book value. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by a former officer and director of the Company. In November 1994, this former officer and director rejoined the Company as an officer. In December 1994, the note was repaid.

         In conjunction with the sale of its partnership management business, the Company and Production entered into two management agreements with Terrapin to manage its exploration and production operations. The second agreement was amended in 1996 to include corporate accounting functions. Management fees incurred to Terrapin for the years ended September 30, 1996, 1995 and 1994 aggregated $613, $579 and $584, respectively.

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

         Professional Fees

         A former officer of the Company is also a partner in a law firm which served as general counsel to the Company. Legal fees incurred by the Company to this firm during the years ended September 30, 1996, 1995 and 1994 were $307, $2,593 and $5,101, respectively. The officer resigned on June 5, 1995.

         A former member of the Board of Directors is also a partner in a law firm which currently serves as general counsel for the Company. Legal fees incurred by the Company to this firm during fiscal 1996, 1995 and 1994 approximated $317, $1,225 and $806, respectively. The partner in the law firm resigned as a director of the Company on October 6, 1995.

         Loan to Officer

         On February 26, 1993, an officer of IRLP was loaned $250. The principal amount of the loan was due and payable in full on the earlier of January 31, 1996 or the termination of the officer's employment. The loan accrued interest at the prime rate in effect on the date of the loan as adjusted each January 1. The officer terminated his employment on December 22, 1995. The loan and accrued interest was offset against compensation due to the officer as part of the officer's severance. In addition, the officer surrendered all stock appreciation rights which he held.

         CORE, Inc.

         In the first quarter of fiscal 1995, the Company decided to dispose of its refining operations. During the period from October 14, 1994 to September 29, 1995, the Company financed three attempts to sell one or both of its refineries to CORE Refining Corporation ("CORE") (previously SIPAC, Inc.). CORE is wholly-owned by a director of the Company. The director was also the President and Chief Operating Officer of the Company until January 1996. Pursuant to several agreements with CORE, the Company agreed to reimburse CORE for certain expenses incurred by CORE in attempting to raise financing for a management buyout of one or both of the Company's Refineries. Such agreements with CORE also provided that the Company would be reimbursed for most of such funding should CORE succeed in raising financing. In September 1995, the third CORE attempt to obtain financing for the management buyout failed. During the year ended September 30, 1995, IRLP recorded $3,768 of expenses related to CORE. The Company is not responsible for any CORE expenses incurred after September 29, 1995.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         Payment of Legal Fees for Former Director

         In conjunction with the MG Settlement, the Company paid legal fees incurred by a director of the Company. For the years ended September 30, 1996, 1995 and 1994, such fees were $3, $327 and $191, respectively. The director resigned in June 1995.

NOTE 21 -- BUSINESS SEGMENTS

         Prior to August 14, 1989, when the Indian Refinery was acquired, the Company was involved in only one business segment, the exploration for and the production of oil and gas and administration of related oil and gas partnerships. Upon the acquisition of the Indian Refinery in August 1989, the Company became engaged in an additional business segment, refining. This segment had no operations until October 1, 1990. On December 3, 1992, the Company entered a third segment of the petroleum business - natural gas marketing. The Company disposed of its partnership administration business in June 1993 but continued its exploration and production business. As a result of the foregoing, the Company operated in three segments of the petroleum business during the fiscal years ended September 30, 1995 and 1994 - refining, natural gas marketing and transmission and exploration and production. As of September 30, 1995, the Company had disposed of its refining segment (see Note 3) and thus operated in only two business segments in fiscal 1996 - natural gas marketing and transmission and exploration and production.


                                                                     Year Ended September 30, 1996
                                      --------------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       -----------      --------------       ------------       ------------
Revenues...........................     $63,789           $  9,224                               ($  4,318)         $  68,695
Operating income (loss)............      11,769              3,620                                  (3,499)            11,890
Identifiable assets................      58,368             27,281                                  15,581            101,230
Capital expenditures...............         140                 34                                       1                175
Depreciation, depletion and
   amortization....................      11,393              2,324                                     251             13,968



                                                                     Year Ended September 30, 1995
                                       -------------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       -----------      --------------       ------------       ------------
Revenues...........................     $74,675            $ 9,197                                ($ 4,273)         $  79,599
Operating income (loss)............      16,867              2,991                                  (4,995)            14,863
Identifiable assets................      72,724             25,272                                  18,908            116,904
Capital expenditures...............          47              4,022              $35,355                  4             39,428
Depreciation, depletion and
   amortization....................      11,385              2,770                                      77             14,232


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

                                                                     Year Ended September 30, 1994
                                       --------------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       -----------      --------------       ------------       ------------
Revenues...........................      $66,424           $  8,552                              ($  5,165)         $  69,811
Operating income (loss)............       10,643              2,402                                 (5,499)             7,546
Identifiable assets................       80,560             19,714           $469,149              77,068            646,491
Capital expenditures...............           21                956            218,088                 346            219,411(1)
Depreciation, depletion and
   amortization....................       11,360              2,092                                     66             13,518

----------------
(1) Includes $152,945 of additions related to the acquisition of Powerine.

NOTE 22 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash, Cash Equivalents and Temporary Investments -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

       Note receivable - MG - at September 30, 1996, the Company had the following long-term note receivable:

              Note - MG                    $10,000                   8%

       The Company believes the interest rate on the note approximates the market value given the guarantee of the note by MG AG.

       Debt -- At September 30, 1996, the Company had the following debt with interest rates which were fixed:


GECC Loan.............................    $10,488               8.33%
Subordinated Loan.....................    $ 3,518       Prime plus 1%

       The Company has recently conducted negotiations with prospective lenders and has ascertained that an interest rate of approximately 9.25% would have been likely if the Company were to have refinanced the GECC loan at September 30, 1996. Accordingly, the estimated fair market value of the GECC loan at September 30, 1996, based upon an interest rate of 9.25%, and anticipated future cash flows, is approximately $10,472.

       All other debt is at rates tied to market indices and is considered to be stated at fair value.

       Hedges -- At September 30, 1996, the Company had hedged approximately 910 btu of gas that it expects to purchase to sell to MGNG. The book value of such hedges is zero. The fair market value, based upon the market value of the related fixed price hedge contracts, was $316 at September 30, 1996.

       Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 23 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following information has been restated to reflect the discontinuance of refining operations, retroactively.

                                                              First             Second            Third              Fourth
                                                             Quarter            Quarter          Quarter             Quarter
                                                          (December 31)       (March 31)        (June 30)        (September 30)
                                                          -------------       ----------        ---------        --------------
         Fiscal 1996:
           Revenues..................................      $18,042             $22,424          $16,616               $11,613
           Operating income before interest and
             income taxes............................        3,226               5,365            1,415                 1,884
           Net income................................        5,494               5,134            1,816                12,630
           Net income per share......................      $   .82             $   .76          $   .27               $  1.88

      Net income for the quarter ended September 30, 1996 includes an $11,259 tax benefit related to a change in the valuation reserve for deferred tax assets (see Note 2 and 19).

                                                           First              Second             Third              Fourth
                                                          Quarter             Quarter           Quarter             Quarter
                                                       (December 31)        (March 31)         (June 30)        (September 30)
                                                       -------------        ----------         ---------        --------------
        Fiscal 1995:
          Revenues................................         $22,414             $22,915          $20,766               $13,504
          Operating income before interest and
             income taxes.........................           4,784               5,253            4,383                   443
          Net income (loss).......................          14,084                  36           (1,873)                2,650
          Net income (loss) per share.............         $  1.97             $  0.01         ($  0.28)              $   .39

         See Note 3 for a discussion of the first quarter gain on the MG Settlement and the quarterly adjustments to the carrying value of net refining assets. Changes in the valuation reserve for deferred tax assets are discussed in Note 19.

         The sum of the quarterly per share amounts ($2.09) differs from the annual per share amount ($2.20) primarily because of the 969,000 shares of the Company's common stock acquired on October 14, 1994 as part of the MG Settlement (see Note 3).

NOTE 24 -- SUBSEQUENT EVENTS

         Refinancing of GECC Debt

         On November 26, 1996, the Company entered into a $25,000 credit facility with a syndicate of banks, including its subordinated lender. The credit facility consists of a $10,000 revolving credit facility and a $15,000 term loan facility. The revolving credit facility is repayable on December 31, 1997. The revolving credit borrowing base is equal to calculated values for the Lone Star Contract and the Company's proved developed producing reserves less the amount outstanding under the term loan facility and cannot exceed $10,000. The term loan facility is $15,000 and is repayable at $500 per month with a balloon payment of remaining principal on May 31, 1999. The revolving credit and term loan facilities bear interest at the prime rate plus 1% and are secured by all of the Company's natural gas marketing and exploration and production assets, as well as the stock and partnership interests of its natural gas marketing and exploration and production subsidiaries. The proceeds of the $25,000 credit facility are to be used to repay the GECC loan, to finance drilling of the Company's Texas properties and for other capital projects. In addition, up to $11,000 can be used to repurchase the Company's stock. The credit facility also contains working capital and tangible net worth covenants.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         As of December 1, 1996, $11,126 was outstanding under the new facility, consisting of $7,592 used to repay the GECC loan, $3,409 contributed by the subordinated lender and a $125 facility fee paid to the bank syndicate.

         Repurchase of Shares

         In October 1996, the Company announced a plan to repurchase up to 1,000,000 of its shares. Subsequently, the Company repurchased 3,500 of its shares on the open market for $31.

         Termination of MG Management Agreements

         In December 1996, the Company informed MG of its intention to terminate its pipeline management and gas services agreements with subsidiaries of MG. These agreements are to be terminated January 31, 1997 and the Company intends to perform these functions internally.

         Stock Options

         In December 1996, 162,500 options expired, 10,000 options were exercised and an additional 32,000 options were issued (see Note 18).

                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION
                                    (PARENT)
              CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

         The following represents the financial position, statements of operations and statements of cash flows for Castle Energy Corporation, the parent company, as of September 30, 1996, 1995 and 1994 and for the three periods then ended.

                            CASTLE ENERGY CORPORATION
                            CONDENSED BALANCE SHEETS
                     ("000's" Omitted, except share amounts)

                                                                                                 September 30,
                                                                                        ------------------------------
                                                                                            1996              1995
                                                                                            ----              ----
                                  ASSETS
Current assets:
   Cash.........................................................................           $ 1,322            $ 6,067
   Accounts receivable..........................................................                 4
   Deferred income taxes........................................................             2,373              4,623
   Other assets.................................................................                                  140
                                                                                           -------            -------
          Total current assets..................................................             3,699             10,830
Deferred income taxes...........................................................             5,343
Investment (accumulated losses in excess of investment) in subsidiaries:........
   Exploration and production...................................................            11,932              9,650
   Refining (discontinued)......................................................            (9,842)            38,478
   Natural gas marketing and transmission.......................................            43,988             34,462
   CEC Inc......................................................................             1,587                759
Intercompany advances...........................................................            28,949
Other assets....................................................................               545                300
                                                                                           -------            -------
          Total assets..........................................................           $86,201            $94,479
                                                                                           =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion - long-term debt.............................................           $ 1,200           $  2,750
   Accounts payable and accrued expenses........................................               809              7,337
   Income taxes payable.........................................................                                  507
                                                                                           -------            -------
          Total current liabilities.............................................             2,009             10,594
   Long-term debt - intercompany................................................            12,042             34,674
   Long-term debt...............................................................             2,317
   Other liabilities............................................................             3,122
   Deferred income taxes........................................................                                7,574
                                                                                           -------            -------
          Total liabilities.....................................................            19,490             52,842
                                                                                           -------            -------
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized, no shares issued Common stock, $.50; 25,000,000 shares authorized; 6,693,646, 6,693,646 and 7,627,646 shares issued and outstanding in 1996,
       1995 and 1994, respectively..............................................             3,347              3,347
   Additional paid-in capital...................................................            66,316             66,316
   Accumulated deficit..........................................................            (2,952)           (28,026)
                                                                                           -------            -------
                                                                                            66,711             41,637
                                                                                           -------            -------
          Total liabilities and stockholders' equity (deficit)..................           $86,201            $94,479
                                                                                           =======            =======

                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION
                                    (PARENT)
                       CONDENSED STATEMENTS OF OPERATIONS
                                ("000's" Omitted)

                                                                                              Year Ended September 30,
                                                                                     --------------------------------------------
                                                                                      1996              1995              1994
                                                                                      ----              ----              ----
Revenues:
   Other income............................................................          $  3,341
   Oil and gas sales.......................................................                             $      9         $     15
   Management fees.........................................................               600              3,640            4,956
   Interest/dividend income................................................                78              5,352            3,354
                                                                                     --------          ---------         --------
                                                                                        4,019              9,001            8,325
                                                                                     --------          ---------         --------
Costs and expenses:
   General and administrative..............................................             2,398              6,820           10,631
   Oil and gas production..................................................                                    6                6
   Interest expense........................................................               192              3,633            2,608
   Depreciation, depletion and amortization................................               250                 77               66
   Other...................................................................                                1,909              541
                                                                                     --------          ---------         --------
                                                                                        2,840             12,445           13,852
                                                                                     --------          ---------         --------
Income (loss) before equity in undistributed earnings (losses) of
   subsidiaries and provision for (benefit of) income taxes................             1,179             (3,444)          (5,527)
Equity in undistributed earnings (losses) of subsidiaries:
   Exploration and production..............................................             2,282                248             (111)
   Refining (discontinued).................................................                               44,866           38,537
   Natural gas transmission and marketing..................................             9,526             25,636            4,087
   CEC, Inc................................................................               828                759
                                                                                     --------          ---------         --------
                                                                                       13,815             68,065           36,986
Provision for (benefit of) income taxes....................................           (11,259)            53,168           (1,931)
                                                                                     --------          ---------         --------
Net income.................................................................           $25,074            $14,897          $38,917
                                                                                     ========          =========         ========


                                                                    SCHEDULE III

                            CASTLE ENERGY CORPORATION
                                    (PARENT)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)

                                                                                             Year Ended September 30,
                                                                                      --------------------------------------------
                                                                                        1996              1995             1994
                                                                                        ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) before equity in undistributed earnings of
       subsidiaries and provision for (benefit of) income taxes............            $12,438          ($56,613)       ($  3,596)
                                                                                       -------          ---------       ----------
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization.............................               250                77               66
       Deferred income taxes................................................            10,667            52,027               39
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable...........................                (4)            2,673           (1,815)
       (Increase) decrease in other assets..................................               131              (129)           1,482
       Increase (decrease) in accounts payable, accrued expenses............            (7,035)            2,850             (795)
       (Decrease) in other liabilities......................................             3,122                             (1,100)
                                                                                       -------          ---------       ----------
          Total adjustments.................................................             7,131            57,498           (2,123)
                                                                                       -------          ---------       ----------
          Net cash flows provided by operating activities...................            19,569               885           (5,719)
                                                                                       -------          ---------       ----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:

   Proceeds of sale of subsidiaries.........................................             1,000
   Proceeds from sale of fixed assets.......................................                                  10
   Purchase of furniture, fixtures and equipment............................                (1)               (3)            (348)
   Business acquisition, net of cash acquired...............................                                               (8,230)
                                                                                       -------          ---------       ----------
          Net cash provided by (used in) investing activities...............               999                 7           (8,578)
                                                                                       -------          ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock, net..............................                                 202           48,207
   Proceeds of long-term debt...............................................             3,800
   Repayment of long-term debt, including intercompany debt.................           (25,665)
   Payment of debt issuance costs...........................................              (486)
   Investment in subsidiaries...............................................                               3,590          (17,300)
   Intercompany (advances) loans............................................            (2,962)           (8,346)          (7,290)
                                                                                       -------          ---------       ----------
          Net cash provided by (used in) financing activities...............           (25,313)           (4,554)          23,617
                                                                                       -------          ---------       ----------
Net increase (decrease) in cash and cash equivalents........................            (4,745)           (3,662)           9,320
Cash and cash equivalents - beginning of period.............................             6,067             9,729              409
                                                                                       -------          ---------       ----------
Cash and cash equivalents - end of period...................................           $ 1,322          $  6,067        $   9,729
                                                                                       =======          ========        =========

Supplemental schedule of noncash investing and financing activities:
   Purchase of Powerine Oil Company:
       Basis in assets acquired.............................................                                            $ 186,867
       Cash paid for capital stock and transaction costs....................                                               (8,230)
                                                                                                                        ---------
          Basis in liabilities assumed......................................                                            $ 178,637
                                                                                                                        =========
Exchange of common stock:
      Acquisition of common stock in exchange for reduction in cash                                                     $  39,817
              participations................................................                                            =========


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
CASTLE ENERGY CORPORATION


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Castle Energy Corporation and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
January 9, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       There have been no disagreements on any matter of accounting principles or financial statement disclosure with the Company's independent accountants during the fiscal years ended September 30, 1996, 1995 or 1994 which will be filed with the Securities Exchange Commission pursuant to Rule 14g-6 under the Securities Exchange Act of 1934.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS**

--------------
** The information required by Item 10, 11, 12 and 13 are incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

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
                    Marketing Inc. and MG Refining and Marketing, Inc.(8)

Exhibit Number      Description of Document
--------------      -----------------------
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

Exhibit Number      Description of Document
--------------      -----------------------
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

Exhibit Number      Description of Document
--------------      -----------------------
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

Exhibit Number      Description of Document
--------------      -----------------------
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

Exhibit Number      Description of Document
--------------      -----------------------
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

Exhibit Number      Description of Document
--------------      -----------------------
    10.115          Letter Agreement, dated January 29, 1996, between Indian Refining and Marketing Company, Indian
                    Refining & Marketing Inc., Indian Refining Limited Partnership and John D. R. Wright III regarding
                    Mr. Wright's termination.(18)

    10.116          Amendment No. 1 to Stock and Asset Purchase Agreement Dated as of November 21, 1995.(18)

    10.117          Loan Agreement among Castle Exploration Company, Inc.; Castle Texas Production Limited
                    Partnership; Castle Texas Pipeline Limited Partnership; and CEC Gas Marketing Limited Partnership, as
                    Borrowers, Castle Pipeline Company; CEC Marketing Company and Castle Production Company, as General
                    Partners, Castle Energy Corporation and Commercial National Bank in Shreveport as of April 30, 1996

    10.118          First Amendment to Loan Agreement, dated November 8, 1996, Castle Exploration Company, Inc.;
                    Castle Texas Production Limited Partnership; Castle Texas Pipeline Limited Partnership; and CEC
                    Gas Marketing Limited Partnership, as Borrowers, Castle Pipeline Company; CEC Marketing
                    Company and Castle Production Company, as General Partners, Castle Energy Corporation and
                    Commercial National Bank in Shreveport

    10.119          Amended and Restated Loan Agreement, dated November 26, 1996, among Commercial National
                    Bank in Shreveport, As Agent, the Several Financial Institutions From Time to Time thereto, and
                    Castle Exploration Company, Inc.; Castle Texas Production Limited Partnership; Castle Texas
                    Pipeline Limited Partnership; and CEC Gas Marketing Limited Partnership, as Borrowers, Castle
                    Pipeline Company; CEC Marketing Company and Castle Production Company, as General Partners,
                    and Castle Energy Corporation

    11.1            Statement re: Computation of Earnings Per Share

    21              List of subsidiaries of Registrant

    23.1            Consent of Price Waterhouse LLP

    23.2            Consent of Ryder Scott Company

    23.3            Consent of Huntley & Huntley

    27              Financial Data Schedule

    (b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1996.

--------------
**       The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission
(1)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1990
(2)      Incorporated by reference to the Registrant's Form 10-Q for the fiscal third quarter ended June 30, 1991
(3)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991
(4)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended December 31, 1991
(5)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1992
(6)      Incorporated by reference to the Registrant's Form 8-K, dated December 3, 1992
(7)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1993
(8)      Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(9)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993
(10)     Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(11)     Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994
(12)     Incorporated by reference to the Registrant's Form 8-K, dated August 31, 1994.
(13)     Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994.

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

                                          CASTLE ENERGY CORPORATION


Date: January 3, 1997                     By:/s/JOSEPH L. CASTLE II
                                             ----------------------
                                                 Joseph L. Castle II
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Date: January 2, 1997                     By:/s/RICHARD E. STAEDTLER
                                             -----------------------
                                                 Richard E. Staedtler
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/JOSEPH L. CASTLE II           Chairman of the Board          January 3, 1997
----------------------
   Joseph L. Castle II




/s/MARTIN R. HOFFMANN            Director                       January 7, 1997
----------------------
   Martin R. Hoffmann





/s/WILLIAM S. SUDHAUS            Director                       January 3, 1997
----------------------
   William S. Sudhaus



/s/SIDNEY F. WENTZ               Director                       January 3, 1997
----------------------
   Sidney F. Wentz

                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS
                               (December 31, 1996)


JOSEPH L. CASTLE II                         WILLIAM S. SUDHAUS

Director                                    Director
Chairman & Chief Executive Officer          President of TALON Resources

MARTIN R. HOFFMANN                          SIDNEY F. WENTZ

Director                                    Director
   Of Counsel to Washington, D.C.           Chairman of The Robert Wood Johnson
     Office of Skadden, Arps, Slate,           Foundation
     Meagher & Flom


                               OPERATING OFFICERS

JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Chairman & Chief Executive Officer          Chief Financial Officer
                                            Chief Accounting Officer

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

Exploration And Production                  Natural Gas Transmission and
                                            Marketing

Castle Texas Production Limited Partnership Castle Texas Pipeline Limited
2410 State Highway, 322 North               Partnership
Henderson, Texas 75652                      2410 State Highway, 322 North
                                            Henderson, Texas 75652

                                            CEC Gas Marketing Limited
                                            Partnership
                                            2410 State Highway, 322 North
                                            Henderson, Texas 75652


                                     AGENTS

Counsel                                     Independent Reservoir Engineers

Duane, Morris & Heckscher                   Huntley & Huntley, Inc.
One Liberty Place, 42nd Floor               340 Mansfield Avenue
Philadelphia, PA 19103-7396                 Pittsburgh, PA 15220

Independent Accountants                     Ryder Scott Company Petroleum
                                            Engineers
                                            600 Seventeenth Street, Suite 900N
Price Waterhouse LLP                        Denver, Colorado 80202
Thirty South Seventeenth Street
Philadelphia, PA 19103

Registrant and Transfer Agent

American Stock Transfer
40 Wall Street, 46th Floor
New York, New York 10005