Form 10-Q
period 1996-12-31
CASTLE ENERGY CORP
filed 1997-02-13
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1996
                               ------------------------------------------------
                                                        or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended _______________________________________________

                         Commission file number: 0-10990
                                                 -------


                            CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                        76-0035225
----------------------------               ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                     One Radnor Corporate Center, Suite 250,
                    100 Matsonford Road, Radnor, Pennsylvania        19087
-------------------------------------------------------------------------------
              (Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code  (610) 995-9400
                                                    ----------------

_______________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes __X__ No _____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 5,925,946 shares of Common Stock, $.50 par value outstanding as of February 10, 1997.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                        Page #
                                                                                                        ------

Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - December 31, 1996
                          (Unaudited) and September 30, 1996...........................................     1

                          Consolidated Statements of Operations - Three Months
                          Ended December 31, 1996 and 1995 (Unaudited).................................     2

                          Consolidated Statements of Cash Flows - Three Months
                          Ended December 31, 1996 and 1995 (Unaudited).................................     3

                          Consolidated Statements of Stockholders' Equity - Year
                          Ended September 30, 1996 and Three Months Ended
                          December 31, 1996 (Unaudited)................................................     4

                          Notes to the Consolidated Financial Statements (Unaudited) ..................     5

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..........................................     9

Part II.     Other Information

             Item 1.      Legal Proceedings............................................................    16

             Item 6.      Exhibits and Reports on Form 8-K.............................................    16

Signature    ..........................................................................................    17


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)




                                                                                      December 31,        September 30,
                                                                                          1996                1996
                                                                                      ------------        -------------
                                    ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents.................................................           $  3,366             $  3,457
    Restricted cash...........................................................              1,908                1,743
    Accounts receivable.......................................................             16,133               10,217
    Prepaid expenses and other current assets.................................                238                   73
    Deferred income taxes.....................................................              2,373                2,373
    Estimated realizable value of discontinued net refining assets............              6,288                6,288
                                                                                         --------             --------
      Total current assets....................................................             30,306               24,151
Property, plant and equipment, net:
    Natural gas transmission..................................................             20,519               20,987
    Furniture, fixtures and equipment.........................................                210                  222
Oil and gas properties, net...................................................             14,622               15,014
Gas contracts, net............................................................             22,798               25,142
Deferred income taxes.........................................................              4,155                5,343
Other assets, net.............................................................                601                  371
Note receivable...............................................................             10,000               10,000
                                                                                         --------             --------
      Total assets............................................................           $103,211             $101,230
                                                                                         ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................           $  6,000             $  8,172
    Accounts payable..........................................................              6,954                3,817
    Accrued expenses..........................................................              2,489                1,875
    Other liabilities.........................................................              4,094                3,660
    Net refining liabilities retained.........................................             10,048               11,079
                                                                                         --------             --------
      Total current liabilities...............................................             29,585               28,603
Long-term debt................................................................              4,627                5,834
Other long-term liabilities...................................................                 83                   82
                                                                                         --------             --------
      Total liabilities.......................................................             34,295               34,519
                                                                                         --------             --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,693,646 issued and outstanding........................................              3,347                3,347
Additional paid-in capital....................................................             66,316               66,316
Accumulated deficit...........................................................               (716)              (2,952)
                                                                                         --------             --------
                                                                                           68,947               66,711
      Treasury stock - at cost (3,500 shares).................................                (31)                   -
                                                                                         --------             --------
                                                                                           68,916               66,711
                                                                                         --------             --------
      Total liabilities and stockholders' equity..............................           $103,211             $101,230
                                                                                         ========             ========



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                     Three Months Ended December 31,
                                                                                     -------------------------------
                                                                                       1996                    1995
                                                                                     ----------          -------------
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................            $   18,425          $      15,840
                                                                                     ----------          -------------
                                                                                         18,425                 15,840
                                                                                    -----------          -------------
    Exploration and production:
      Oil and gas sales..................................................                 2,094                  2,071
      Well operations....................................................                   106                    131
                                                                                   ------------          -------------
                                                                                          2,200                  2,202
                                                                                   ------------          -------------
                                                                                         20,625                 18,042
                                                                                   ------------          -------------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                11,243                  8,741
      Operating costs....................................................                   239                    256
      General and administrative.........................................                   304                    244
      Depreciation and amortization......................................                 2,905                  2,846
                                                                                   ------------          -------------
                                                                                         14,691                 12,087
                                                                                   ------------          -------------
    Exploration and production:
      Oil and gas production.............................................                   577                    734
      General and administrative.........................................                   212                    220
      Depreciation, depletion and amortization...........................                   494                    631
                                                                                   ------------          -------------
                                                                                          1,283                  1,585
                                                                                   ------------           ------------
    Corporate general and administrative expenses........................                 1,143                  1,144
                                                                                   ------------           ------------
                                                                                         17,117                 14,816
                                                                                   ------------           ------------
Operating income.........................................................                 3,508                  3,226
                                                                                   ------------           ------------

Other income (expense):
    Interest income......................................................                   225                    231
    Other income (expense)...............................................                  (40)                  2,744
    Interest expense.....................................................                 (199)                   (707)
                                                                                   -----------            ------------
                                                                                           (14)                  2,268
                                                                                   -----------            ------------
Net income before provision for income taxes.............................                 3,494                  5,494
                                                                                   ------------           ------------
 Provision for income taxes:
        State............................................................                    35
        Federal..........................................................                 1,223
                                                                                   ------------
                                                                                          1,258
                                                                                   ------------           ------------
Net income...............................................................          $      2,236           $      5,494
                                                                                   ============           ============

Net income per share:
    Primary..............................................................          $        .33           $        .82
                                                                                   ============           ============
    Fully diluted........................................................          $        .33           $        .82
                                                                                   ============           ============

 Weighted average number of common and common equivalent shares outstanding:
       Primary...........................................................             6,717,477              6,711,741
                                                                                     ==========           ============
       Fully diluted.....................................................             6,728,709              6,717,043
                                                                                     ==========           ============



              The accompanying notes are an integral part of these
                             financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                                 Three Months Ended December 31,
                                                                                                 -------------------------------
                                                                                                      1996                  1995
                                                                                                  -------------          ----------

 Net cash flow provided by (used in) operating activities................................      $     3,543             $   12,875
                                                                                                -----------             ----------

Cash flows from investing activities:
    Investment in oil and gas properties.................................................              (98)                   (15)
    Investment in pipelines..............................................................               (1)                   (23)
                                                                                                ----------             ----------
         Net cash used in investing activities...........................................              (99)                   (38)
                                                                                                ----------             ----------

Cash flows from financing activities:
   Proceeds of long-term debt............................................................            7,456
   Repayment of long-term debt...........................................................          (10,835)               (14,658)
   Payment of debt issuance costs........................................................             (125)
   Acquisition of treasury stock.........................................................              (31)
                                                                                                ----------             ----------
         Net cash provided by (used in) financing activities.............................           (3,535)               (14,658)
                                                                                                ----------             ----------
Net increase (decrease) in cash and cash equivalents.....................................              (91)                (1,821)
Cash and cash equivalents - beginning of period..........................................            3,457                  6,710
                                                                                                -----------            -----------
Cash and cash equivalents - end of period................................................        $   3,366              $   4,889
                                                                                                 ==========             ==========

Supplemental disclosures of cash flow information are as follows:
Cash paid during the period:
   Interest..............................................................................        $     298              $     718
                                                                                                ===========            ===========
   Income taxes..........................................................................                -             $      500
                                                                                                ===========            ===========





   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)




                                                Common Stock        Additional                      Treasury Stock
                                                ------------         Paid-In       Accumulated    ------------------
                                         Shares          Amount      Capital          Deficit     Shares     Amount          Total
                                         ------          ------      ----------  --------------   ------     ------      ---------

Balance - September 30, 1995.......... 6,693,646         $3,347      $66,316        ($28,026)                              $41,637
Net income............................                                                25,074                                25,074
                                       ---------         ------      -------         -------                               -------
Balance - September 30, 1996.......... 6,693,646          3,347       66,316          (2,952)                               66,711
Purchase of treasury stock............                                                            3,500       ($31)            (31)
Net income............................                                                 2,236                                 2,236
                                       ---------         ------      -------        --------      -----      -----         -------
Balance - December 31, 1996            6,693,646         $3,347      $66,316       ($    716)     3,500       ($31)        $68,916
                                       =========         ======      =======        =========     =====      =====         =======












   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 1996 and 1995 and for a fair statement of financial position at December 31, 1996.

Note 2 - September 30, 1996 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1996 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine Oil Company ("Powerine"), one of the Company's refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations.

Note 4 - Contingencies/Litigation

         Powerine Arbitration

         One of the Company's subsidiaries owns a $10,000 note (the "MG Note") due from MG Corp. ("MG"), a former related party. The subsidiary also owes a $10,000 note to MG. The subsidiary was also assigned the claim of another former subsidiary of the Company against MG. The claim relates to discontinued refining operations. The claim was submitted to binding arbitration. In December

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


1996, after lengthy written arguments, the parties presented final oral arguments to the arbitrator. A final decision of the arbitrator is expected by March 31, 1997.

         The arbitrator's decision will affect the amount the Company's subsidiary ultimately realizes on the MG Note. The amount stipulated by the arbitrator will be offset against the subsidiary's note to MG. If the arbitrator settles the claim entirely in the subsidiary's favor, the subsidiary will reduce its note to MG to zero and expect to collect the entire $10,000 due on the MG Note on its due date, October 14, 1997. If the arbitrator settles the claim entirely in MG's favor, the two $10,000 notes will be offset and the Company will not collect any note proceeds. If the arbitrator settles the claim in the subsidiary's favor but for less than $10,000, the MG Note due to the subsidiary and ultimate note proceeds to be collected by it will be reduced. Since the Company expects to prevail and has not recorded an arbitration reserve against the MG Note, the Company's future operations will be adversely impacted to the extent the arbitrator's award is less than $10,000. Since the claim relates to discontinued operations, any impact will be considered with and be offset, where applicable, against other items impacting discontinued operations.

         SWAP Agreement - MGNG

         Another of the Company's subsidiaries is involved with litigation with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG. The litigation concerns competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and one of the Company's refining subsidiaries. The litigation is related to the Powerine Arbitration litigation (see above) and the Company expects this litigation to be settled at the same time or shortly after the Powerine Arbitration litigation is settled. If the Company's subsidiary prevails, it expects to recover up to $703. If MGNG prevails, the Company's subsidiary may be liable for up to $653. The amount at stake is accordingly $1,356. The Company has recorded neither an asset nor a liability as a result of this litigation. Therefore, the amount at which it is resolved will directly impact discontinued operations. The impact of resolution will be considered with and be offset against other items, if any, impacting discontinued operations.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, Atlantic Richfield Company ("ARCO"), B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to the Lone Star Gas Company ("Lone Star"). Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that , based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


        After some initial recovery, additional named plaintiffs have joined the suit and the pleadings have been significantly amended. ARCO, B&A Pipeline Company and MGNG have been dropped as defendants in the lawsuit and the plaintiffs have limited their proposed class of plaintiffs to royalty owners and overriding royalty owners of the Company's exploration and production subsidiary. In amending their pleadings, the plaintiffs have reduced their basic claim for actual damages to seeking royalties based upon certain operating fee reimbursements received by the Company's natural gas marketing subsidiary. The management of the Company believes that the plaintiffs' claims are without merit and that the total exposure to the Company is less than $3,000 if it were to lose the case. The Company intends to vigorously defend its position. The Company is also considering ceasing the payment of excess royalties (royalties at a rate in excess of current market prices) to royalty and overriding royalty owners in certain wells based upon recent legal precedents.

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

Note 5 - Stockholder Litigation Recovery

        In December 1995, the Company received $2,725 from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. The recovery is shown as "Other Income (Expense)" in the Consolidated Statement of Operations.


Note 6 - Refinancing of Debt

        In December 1996, the Company entered into a $25,000 credit facility with a syndicate of banks, including its subordinated lender. The credit facility consists of a $10,000 revolving credit facility and a $15,000 term loan facility. The revolving credit facility is repayable on December 31, 1997. The revolving credit borrowing base is equal to predetermined values for the Lone Star Contract (see below) and the Company's proved developed producing reserves less the amount outstanding under the term loan facility and cannot exceed $10,000. The term loan facility is repayable at $500 per month with a balloon payment of remaining principal on May 31, 1999. The revolving credit and term

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


loan facilities bear interest at the prime rate plus 1% and are secured by all of the Company's natural gas marketing and transmission and exploration and production assets, as well as by the stock and partnership interests of its natural gas marketing and transmission and exploration and production subsidiaries. The proceeds of the $25,000 credit facility were used to repay the loan to General Electric Capital Corporation, the Company's previous natural gas marketing and transmission lender, and are to be used to finance drilling of the Company's Texas properties and for other capital projects. In addition, up to $11,000 of the facility could be used to repurchase the Company's stock. The credit facility also contains working capital and tangible net worth covenants.

        At January 31, 1997, the amount outstanding under the term loan facility was $12,127. No amounts were outstanding under the revolving credit facility. The remaining amount that could be used to repurchase the Company's stock was approximately $8,000.

Note 7 - Subsequent Event

        Subsequent to December 31, 1996, the Company purchased 764,206 shares of its outstanding common stock. The purchase price was $8,452. The shares acquired are held in treasury. Of the amount paid for the acquired shares, $2,000 was financed from the Company's $25,000 credit facility (see above) and the remainder from internally generated funds. Had the shares been acquired as of September 30, 1996, net income per share for the quarter ended December 31, 1996 would have been $.38.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focuses primarily on the Company's continuing operations -- natural gas marketing and transmission and exploration and production. All references herein to dollars are in thousands.

         The discussion and analysis below includes forward-looking data that are based upon management's estimates, assumptions and projections. Important factors such as litigation, oil and gas price fluctuations and other factors could cause results to differ materially from those expected by management.

Natural Gas Marketing and Transmission

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing segment is as follows:


                                            Lone
                                            Star            MGNG                           Intercompany
                                          Contract        Contract           Other         Eliminations         Consolidated
                                          --------        --------           -----         ------------         ------------

Quarter Ended December 31,
                1996:

   Gas sales                              $18,370          $1,236                             ($1,181)             $18,425
   Gas purchases                          (11,017)         (1,407)                              1,181              (11,243)
                                          -------          ------                             -------              -------
   Gross margin                           $ 7,353         ($  171)                             $    0              $ 7,182
                                          =======          ======                             =======              =======

Quarter Ended December 31,
                1995:

   Gas sales                              $16,683                            $139             ($  982)             $15,840
   Gas purchases                           (9,584)                           (139)                982               (8,741)
                                          -------                           -----             -------              -------
   Gross margin                           $ 7,099                               -                  -               $ 7,099
                                          =======                           =====             =======              =======

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


              Lone Star Contract

              Natural gas sales under the Lone Star Contract (see below) increased $1,687 or 10.1% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Under the Company's long-term gas sales contract with Lone Star Gas Company ("Lone Star Contract"), the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

              For the first quarter of fiscal 1997 deliveries and sales to Lone Star exceeded by approximately 21% those which would have resulted if daily deliveries had been fixed and equal. Since deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the remainder of fiscal 1997 will average less than those which would have resulted if daily deliveries were fixed and equal.

              Gas purchases for the Lone Star Contract increased $1,433 or 15.0% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. For the quarter ended December 31, 1995 gas purchases comprised 57.4% of gas sales versus 60.0% of gas sales for the quarter ended December 31, 1996. From 1996 to 1997 the gross margin increased $254 or 3.6%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) decreased 2.6% from 42.6% for the quarter ended December 31, 1995 to 40.0% for the quarter ended December 31, 1996. The increase in gas purchases as a percentage of gas sales and resulting decrease in the gross margin percentage results from two factors - a $251 non recurring favorable gas purchase adjustment in the first quarter of fiscal 1996 which had no counterpart in the first quarter of fiscal 1997 and increased gas purchase costs applicable to the Company's own equity gas production. The increased gas purchase costs applicable to the Company's equity gas production result from the fact that approximately 12% of the gas supplied to Lone Star is from the Company's own production. The average price applicable to such production increased approximately 20% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 and such increase is reflected in the increased gas purchase cost applicable to the Lone Star Contract.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


              MGNG Contract

              One of the Company's natural gas marketing subsidiaries is a party to a gas sales contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of Metallgesellschaft Corp. ("MG"). MG is a former related party of the Company. Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 Btu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the quarter ended December 31, 1996, the Company realized a negative gross margin of $171 on gas sales to MGNG. The negative margin resulted because the spot (market) prices paid by the Company for gas, less hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The Company has not yet hedged the entire gas purchase requirement for this contract. As a result, the Company expects to realize a negative gross margin on this contract through at least the second quarter of fiscal 1997. Future gross margins will depend primarily on future spot (market) prices of gas and the results of the Company's ability to hedge its commitments at favorable prices.

              Other Gas Sales

              In the first quarter of fiscal 1996, the Company recorded gas sales of $139 to outside parties. Since February 1996, the Company has not sold gas to outside parties other than Lone Star and MGNG.

         General and Administrative Expenses

         General and administrative expenses applicable to natural gas marketing and transmission increased $60 or 24.6% from the first quarter of 1996 to the first quarter of 1997. The increase consists primarily of increased salaries and other employee costs and increased insurance expense. The Company has recently reduced the number of employees in its natural gas marketing and transmission segment and has terminated its contracts with subsidiaries of MG to manage its pipeline and gas marketing administration. These functions are now being handled by the Company internally. As a result of these initiatives, the Company anticipates that future general and administrative expenses will decline.

Exploration and Production

         Revenues

              Oil and Gas Sales

              Oil and gas sales increased $23 or 1.1% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. The net increase is attributable to offsetting factors. The prices received for oil and gas production in the first quarter of fiscal 1997 increased approximately 20% versus the oil and gas prices received in the first quarter of fiscal 1996. Such prices were the highest for a sustained

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


period in several years. The increase in oil and gas prices was, however, offset by a decrease in production volumes of approximately 16% from the first quarter of fiscal 1996 to fiscal 1997. The decline in production results from the general maturing of the Company's reserves since the Company has not made any significant reserve acquisitions or conducted any significant drilling for approximately two years. Now that the Company has refinanced its debt, however, all of the cash flow from exploration and production is no longer dedicated to repayment of debt. As a result, the Company tentatively expects to conduct significant workovers and new drilling - especially on its Texas properties and acreage - for at least the next two or three years. The Company has already commenced several well workovers. The Company expects that these activities, if completed as planned, will result in significantly increased oil and gas production in the future. (See below under "Liquidity and Capital Resources".)

         Expenses

              Oil and Gas Sales

              Oil and gas production (lease operating) expenses decreased $157 or 21.4% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. Such expenses constituted 27.6% of oil and gas sales during the first quarter of fiscal 1997 versus 35.4% of oil and gas sales during the first quarter of fiscal 1996. Since oil and gas production expenses do not occur evenly throughout the year, a comparison of expenses for annual periods is more meaningful and more indicative of future results. As noted above, the Company has commenced what it anticipates will be an extensive workover program on its producing wells. Although most of these costs will be capitalized, some will be expensed and will result in increased oil and gas production expense. Conversely, the Company has recently reduced its pumper staff by 25% and anticipates that the reduction will decrease oil and gas production expenses by approximately $130 annually.

              General and Administrative

              General and administrative expense decreased $8 or 3.6% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. The net decrease resulted from offsetting factors. General and administrative costs decreased approximately $50 because the Company closed its Tulsa, Oklahoma production office in February 1996. Such costs, however, increased approximately $40 due to legal costs related to the Larry Long Lawsuit, which was filed in July 1996 (see Note 4 to the financial statements).

              Depreciation, Depletion and Amortization

              Depreciation, depletion and amortization decreased $137 or 21.7% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. The decrease relates to a decrease of approximately 16% in production volumes. For the last two years the Company has not made any substantial reserve acquisitions or conducted substantial drilling. As a result, depletion has been primarily dependent upon estimates of existing proved reserves and actual production. As noted above, the Company currently

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


plans to commence drilling its Texas acreage in the near future. To the extent it does so, future depletion will be significantly influenced by the finding costs (cost/mcf of gas discovered) applicable to such new drilling.

Other Income (Expense)

       Other Income (Expense)

       Other income (expense) decreased $2,784 from $2,744 of other income for the quarter ended December 31, 1995 to other expense of $40 for the quarter ended December 31, 1996. Of the $2,744 of other income in 1996, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. There was no counterpart in fiscal 1997.

       Interest Expense

       Interest expense decreased $508 or 71.9% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. The decrease is primarily attributable to the decrease in debt owed to General Electric Capital Corporation ("GECC"), the Company's former natural gas marketing and transmission lender. This debt bore interest at a constant 8.33% interest rate. In December 1996, the Company refinanced the GECC debt and replaced it with a $25,000 facility with an interest rate of the prime rate plus 1%. (See Note 6 to the financial statements). At December 31, 1996, the amount of long-term debt outstanding under the new facility was $10,627. Subsequent to December 31, 1996, this was increased by $2,000. If the Company does not significantly increase its borrowings under the new facility, it expects only a slight increase in interest expense given a steady prime rate.

TAX PROVISION

       During the periods being compared, the Company had substantial tax carryforwards. At September 30, 1995 a 100% valuation reserve was recorded to offset the deferred tax asset resulting from such tax carryforwards and other book-tax timing differences. The valuation reserve was recorded because of uncertainties related to the disposition of the Company's refining operation and other factors. No tax provision was required for the quarter ended December 31, 1995 because, as a result of strategies being pursued that would more likely than not generate taxable income, management believed the Company would utilize some of its tax carryforwards during fiscal 1996, resulting in a projected annual tax rate of zero.

       At September 30, 1996, the Company reduced its valuation reserve to $13,944 resulting in a $7,716 net deferred tax asset. The deferred tax asset was recorded primarily because of anticipated future taxable income related to the Lone Star Contract. Management had determined that it was more likely than not such taxable income would be earned; hence the net deferred tax asset was recorded.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


       The tax provision for the quarter ended December 31, 1996 essentially represents the amortization of the deferred tax asset recorded at September 30, 1996 at an effective rate of 36% of earnings. The Company expects to record a similar tax provision for future earnings through amortization of the deferred tax asset. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

LIQUIDITY AND CAPITAL RESOURCES

       As noted in Note 6 to the financial statements, the Company refinanced its natural gas market debt with a new $25,000 facility in December 1996. Whereas virtually all of the Company's cash flow from the assets securing the refinanced debt were dedicated to repayment of the former debt, only $500 is required to be repaid monthly under the new facility. The result of the refinancing is that approximately $1,000 - $2,500 of additional cash flow is available to the Company monthly. As a result of the refinancing, the Company's cash position has improved significantly. An estimate of the Company's expected cash resources and obligations from January 1, 1997 to September 30, 1999 is as follows:


Expected Cash Obligations

   Repurchase of company shares (including 764,206 shares purchased
        after December 31, 1996)....................................    $11,000
   Drilling.........................................................     28,000
   Other capital expenditures.......................................      6,000
   Repayment of debt................................................     10,607
                                                                       --------
                                                                         55,607
                                                                       --------
Expected Cash Resources

   Cash on hand - January 1, 1997...................................      3,366
   Expected cash flow - existing operations.........................     63,000
   Expected cash flow - new drilling................................     21,000
                                                                       --------
                                                                         87,366
                                                                       --------
Excess of Cash Resources Over Cash Obligation.......................    $31,759
                                                                        =======

        The foregoing analysis assumes that stock repurchase, drilling and other capital expenditures obligations are undertaken. Although the Company intends to spend funds for each of these activities, it is not obligated to do so. Furthermore, no cash proceeds with respect to the Powerine Arbitration are included although the Company expects to recover a significant portion of the $10,000 at stake. Finally, as of December 31, 1996, the Company has an additional $13,893 of funds available for these anticipated cash obligations under its $25,000 credit facility.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



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

        One of the Company's subsidiaries that previously managed refining activities, Indian Refining I Limited Partnership ("IRLP"), owes its vendors approximately $7,000. Its only major asset is a $5,500 note due from the purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"). IRLP believes that it can fully discharge its vendor liabilities if it receives the entire $5,500 due from the American Western note. In November 1996, American Western filed for bankruptcy and has undertaken to sell the Indian Refinery while in bankruptcy. To date it has not found any qualified and willing buyers. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western hold a lien superior to that of IRLP. If the Indian Refinery is sold, there can be no assurance that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If the Indian Refinery is not sold, IRLP will not be able to settle its vendor liabilities. In either of these situations, IRLP may file for bankruptcy since its only significant asset is its note due from American Western. Although the Company does not believe such a development would affect its projected cash flow, such may not be the case.

        In addition, the above analysis assumes the Company will not have to pay any claim related to the Larry Long Litigation (see Note 4 to the financial statements). Although the Company does not believe its exposure is material, a court of competent jurisdiction may find otherwise. If it appears that the Company will be held liable for any significant royalty claims because of the Larry Long Litigation, the Company may postpone new drilling until June 1999, when the issues being raised are no longer applicable or it may sell its oil and gas assets to a new purchaser which would not be subject to excess royalty issues and would pay royalties at spot (market) prices.

        Finally, the above analysis assumes the Company will not be adversely impacted by any of the factors discussed under "Risk Factors" in Item 7 to the Company's Form 10-K for the year ended September 30, 1996. Reference should be made to such document. The same risk factors apply at December 31, 1996.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1996. Also see
Note 4 to the December 31, 1996 financial statements included in Part I.

Item 6. Exhibits and Reports on Form 8-K

           (A)   Exhibits:
                  Exhibit 11.1- Statement re: Computation of Earnings Per Share
                  Exhibit 27- Financial Data Schedule

           (B)  Reports on Form 8-K: None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date: February 12, 1997                CASTLE ENERGY CORPORATION



                                              /s/Richard E. Staedtler
                                              -----------------------------
                                              Richard E. Staedtler
                                              Chief Financial Officer
                                              Chief Accounting Officer