Form 10-Q
period 1997-03-31
CASTLE ENERGY CORP
filed 1997-05-13
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997
                               ------------------------------------------------

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                                -----------------------------------------------

                         Commission file number: 0-10990
                                                ---------


                            CASTLE ENERGY CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                          76-0035225
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

          One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
                           Radnor, Pennsylvania                         19087
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code         (610) 995-9400
                                                      -------------------------


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
                                             ------    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 5,419,546 shares of Common Stock, $.50 par value outstanding as of May 1, 1997.

                            CASTLE ENERGY CORPORATION

                                      INDEX


                                                                                                Page #
                                                                                                ------
Part I.      Financial Information

             Item 1.  Financial Statements:

                      Consolidated Balance Sheets - March 31, 1997 (Unaudited)
                      and September 30, 1996...................................................   1

                      Consolidated Statements of Operations - Three Months
                      Ended March 31, 1997 and 1996 (Unaudited)................................   2

                      Consolidated Statements of Operations - Six Months Ended
                      March 31, 1997 and 1996 (Unaudited)......................................   3

                      Consolidated Statements of Cash Flows - Six Months Ended
                      March 31, 1997 and 1996 (Unaudited)......................................   4

                      Consolidated Statements of Stockholders' Equity - Year
                      Ended September 30, 1996 and Six Months Ended March
                      31, 1997 (Unaudited).....................................................   5

                      Notes to the Consolidated Financial Statements (Unaudited) ..............   6

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................  10

Part II.     Other Information

             Item 1.  Legal Proceedings........................................................  16

             Item 4.  Submission of Matters to a Vote of Security Holders......................  16

             Item 6.  Exhibits and Reports on Form 8-K.........................................  16

Signature    ..................................................................................  17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                       March 31,         September 30,
                                                                                        1997                1996
                                                                                     ------------       --------------
                                    ASSETS                                           (Unaudited)
Current assets:
    Cash and cash equivalents ..................................................        $   5,298         $   3,457
    Restricted cash ............................................................              816             1,743
    Accounts receivable ........................................................            9,793            10,217
    Prepaid expenses and other current assets ..................................              161                73
    Deferred income taxes ......................................................            2,373             2,373
    Estimated realizable value of discontinued net refining assets .............            6,288             6,288
                                                                                        ---------         ---------
      Total current assets .....................................................           24,729            24,151
Property, plant and equipment, net:
    Natural gas transmission ...................................................           20,024            20,987
    Furniture, fixtures and equipment ..........................................              199               222
Oil and gas properties, net ....................................................           14,381            15,014
Gas contracts, net .............................................................           20,455            25,142
Deferred income taxes ..........................................................            2,609             5,343
Other assets, net ..............................................................              479               371
Note receivable ................................................................           10,000            10,000
                                                                                        ---------         ---------
      Total assets .............................................................        $  92,876         $ 101,230
                                                                                        =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ..........................................        $   6,000         $   8,172
    Accounts payable ...........................................................            4,189             3,817
    Accrued expenses ...........................................................            1,517             1,875
    Other liabilities ..........................................................            3,829             3,660
    Net refining liabilities retained ..........................................            9,220            11,079
                                                                                        ---------         ---------
      Total current liabilities ................................................           24,755            28,603
Long-term debt .................................................................           10,157             5,834
Other long-term liabilities ....................................................               83                82
                                                                                        ---------         ---------
      Total liabilities ........................................................           34,995            34,519
                                                                                        ---------         ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,703,646 and
      6,693,646 shares issued and outstanding in 1997 and
      1996, respectively .......................................................            3,352             3,347
Additional paid-in capital .....................................................           66,398            66,316
Retained earnings (deficit) ....................................................            2,194            (2,952)
                                                                                        ---------         ---------
                                                                                           71,944            66,711
      Treasury stock at cost - 1,264,100 shares in 1997 ........................          (14,063)             --
                                                                                        ---------         ---------
                                                                                           57,881            66,711
                                                                                        ---------         ---------
      Total liabilities and stockholders' equity ...............................        $  92,876         $ 101,230
                                                                                        =========         =========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                   -------------------------------
                                                                                       1997               1996
                                                                                       ----               ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales ............................................................        $    20,367         $    19,957
                                                                                    -----------         -----------
                                                                                         20,367              19,957
                                                                                    -----------         -----------
    Exploration and production:
      Oil and gas sales ....................................................              2,682               2,330
      Well operations ......................................................                129                 137
                                                                                    -----------         -----------
                                                                                          2,811               2,467
                                                                                    -----------         -----------
                                                                                         23,178              22,424
                                                                                    -----------         -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ........................................................             12,832              11,325
      Operating costs ......................................................                129                 176
      General and administrative ...........................................                373                 284
      Depreciation and amortization ........................................              2,779               2,767
                                                                                    -----------         -----------
                                                                                         16,113              14,552
                                                                                    -----------         -----------
    Exploration and production:
      Oil and gas production ...............................................                717                 562
      General and administrative ...........................................                403                 199
      Depreciation, depletion and amortization .............................                405                 559
                                                                                    -----------         -----------
                                                                                          1,525               1,320
                                                                                    -----------         -----------
    Corporate general and administrative expenses ..........................                639               1,106
                                                                                    -----------         -----------
                                                                                         18,277              16,978
                                                                                    -----------         -----------
Operating income ...........................................................              4,901               5,446
                                                                                    -----------         -----------

Other income (expense):
    Interest income ........................................................                210                 240
    Other income (expense) .................................................                (11)                 39
    Interest expense .......................................................               (554)               (591)
                                                                                    -----------         -----------
                                                                                           (355)               (312)
                                                                                    -----------         -----------
Net income .................................................................              4,546               5,134
                                                                                    -----------         -----------
Provision for income taxes:
        State ..............................................................                 45
        Federal ............................................................              1,591
                                                                                    -----------
                                                                                          1,636
                                                                                    -----------         -----------
Net income before provision for income taxes ...............................        $     2,910         $     5,134
                                                                                    ===========         ===========

Net income per share:
        Primary ............................................................        $       .50         $       .77
                                                                                    ===========         ===========
        Fully diluted ......................................................        $       .50         $       .76
                                                                                    ===========         ===========
 Weighted average number of common and common equivalent shares outstanding:
        Primary ............................................................          5,820,232           6,712,938
                                                                                    ===========         ===========
        Fully diluted ......................................................          5,820,232           6,717,402
                                                                                    ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                     Six Months Ended March 31,
                                                                                    ------------------------------
                                                                                       1997                1996
                                                                                       ----                ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales ............................................................        $    38,792         $    35,797
                                                                                    -----------         -----------
                                                                                         38,792              35,797
                                                                                    -----------         -----------
    Exploration and production:
      Oil and gas sales ....................................................              4,776               4,401
      Well operations ......................................................                235                 268
                                                                                    -----------         -----------
                                                                                          5,011               4,669
                                                                                    -----------         -----------
                                                                                         43,803              40,466
                                                                                    -----------         -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ........................................................             24,075              20,066
      Operating costs ......................................................                368                 432
      General and administrative ...........................................                677                 528
      Depreciation and amortization ........................................              5,684               5,613
                                                                                    -----------         -----------
                                                                                         30,804              26,639
                                                                                    -----------         -----------
    Exploration and production:
      Oil and gas production ...............................................              1,294               1,296
      General and administrative ...........................................                615                 419
      Depreciation, depletion and amortization .............................                899               1,190
                                                                                    -----------         -----------
                                                                                          2,808               2,905
                                                                                    -----------         -----------
    Corporate general and administrative expenses ..........................              1,782               2,250
                                                                                    -----------         -----------
                                                                                         35,394              31,794
                                                                                    -----------         -----------
Operating income ...........................................................              8,409               8,672
                                                                                    -----------         -----------

Other income (expense):
    Interest income ........................................................                435                 471
    Other income (expense) .................................................                (51)              2,783
    Interest expense .......................................................               (753)             (1,298)
                                                                                    -----------         -----------
                                                                                           (369)              1,956
                                                                                    -----------         -----------
Net income before provision for income taxes ...............................              8,040              10,628
                                                                                    -----------         -----------
Provision for income taxes:
        State ..............................................................                 80
        Federal ............................................................              2,814
                                                                                    -----------
                                                                                          2,894
                                                                                    -----------         -----------
Net income .................................................................        $     5,146         $    10,628
                                                                                    ===========         ===========

Net income per share:
        Primary ............................................................        $       .80         $      1.58
                                                                                    ===========         ===========
        Fully diluted ......................................................        $       .80         $      1.58
                                                                                    ===========         ===========
 Weighted average number of common and common equivalent shares outstanding:
        Primary ............................................................          6,429,848           6,712,347
                                                                                    ===========         ===========
        Fully diluted ......................................................          6,436,081           6,719,361
                                                                                    ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                Six Months Ended March 31,
                                                               ----------------------------
                                                                 1997                1996
                                                                 ----                ----
Net cash flow provided by operating activities .....           $ 13,900            $ 19,108
                                                               --------            --------

Cash flows from investing activities:
    Investment in oil and gas properties ...........               (225)                (50)
    Investment in pipelines ........................                 (9)                (48)
                                                               --------            --------
         Net cash used in investing activities .....               (234)                (98)
                                                               --------            --------

Cash flows from financing activities:
   Proceeds of long-term debt ......................             13,986
   Repayment of long-term debt .....................            (11,835)            (22,687)
   Acquisition of treasury stock ...................            (14,063)
   Proceeds from exercise of stock options .........                 87
                                                               --------            --------
         Net cash used in financing activities .....            (11,825)            (22,687)
                                                               --------            --------
Net increase (decrease) in cash and cash equivalents              1,841              (3,677)
Cash and cash equivalents - beginning of period ....              3,457               6,710
                                                               --------            --------
Cash and cash equivalents - end of period ..........           $  5,298            $  3,033
                                                               ========            ========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)


                                          Common Stock         Additional                        Treasury Stock
                                     ---------------------      Paid-In      Accumulated    -------------------------
                                       Shares       Amount      Capital        Deficit         Shares         Amount         Total
                                       ------       ------     ----------    -----------       ------         ------         -----
Balance - September 30, 1995......   6,693,646      $3,347      $66,316        ($28,026)                                    $41,637
Net income........................                                               25,074                                      25,074
                                     ---------      ------      -------        --------                                     -------
Balance - September 30, 1996......   6,693,646       3,347       66,316          (2,952)                                     66,711
Options exercised.................      10,000           5           82                                                          87
Stock acquired....................                                                           1,264,100      ($14,063)       (14,063)
Net income........................                                                5,146                                       5,146
                                     ---------      ------      -------        ---------     ----------      --------       -------
Balance - March 31, 1997             6,703,646      $3,352      $66,398        $  2,194      1,264,100      ($14,063)       $57,881
                                     =========      ======      =======        =========     ==========      ========       =======

   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended March 31, 1997 and 1996 and for a fair statement of financial position at March 31, 1997.

Note 2 - September 30, 1996 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1996 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine Oil Company ("Powerine"), one of the Company's refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. One of those subsidiaries, Indian Oil Company ("IOC"), filed for bankruptcy in March 1997. (See "Liquidity and Capital Resources" under Item 2 to this Form 10-Q.) As a result, the Company has accounted for its refining operations as discontinued operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 4 - Contingencies/Litigation

         Powerine Arbitration

         One of the Company's subsidiaries owns a $10,000 note (the "MG Note") due from MG Corp. ("MG"), a former related party. The subsidiary also owes a $10,000 note to MG. The subsidiary was also assigned the claim of another former subsidiary of the Company against MG. The claim relates to discontinued refining operations. The claim was submitted to binding arbitration. In December 1996, after lengthy written arguments, the parties presented final oral arguments to the arbitrator. A final decision of the arbitrator was expected by March 31, 1997, but has still not been received. No date has been set for the arbitrator's decision.

         The arbitrator's decision will affect the amount the Company's subsidiary ultimately realizes on the MG Note. The amount stipulated by the arbitrator will be offset against the subsidiary's note to MG. If the arbitrator settles the claim entirely in the subsidiary's favor, the subsidiary will reduce its note to MG to zero and expect to collect the entire $10,000 due on the MG Note on its due date, October 14, 1997. If the arbitrator settles the claim entirely in MG's favor, the two $10,000 notes will be offset and the Company will not collect any note proceeds. If the arbitrator settles the claim in the subsidiary's favor but for less than $10,000, the MG Note due to the subsidiary and ultimate note proceeds to be collected by it will be reduced. Since the Company expects to prevail and has not recorded a reserve against the MG Note, the Company's future operations will be adversely impacted to the extent the arbitrator's award is less than $10,000. Since the claim relates to discontinued operations, any impact will be considered with and be offset, where applicable, against other items impacting discontinued operations.

         SWAP Agreement - MGNG

         Another of the Company's subsidiaries is involved with litigation with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG. The litigation concerns competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and one of the Company's inactive refining subsidiaries. The litigation is related to the Powerine Arbitration Litigation (see above) and the Company expects this litigation to be settled at the same time as or shortly after the Powerine Arbitration litigation is settled. If the Company's subsidiary prevails, it expects to recover up to $703. If MGNG prevails, the Company's subsidiary may be liable for up to $653. The amount at stake is accordingly $1,356. The Company has recorded neither an asset nor a liability as a result of this litigation. Therefore, the amount at which it is resolved will directly impact discontinued operations. The impact of resolution will be considered with and be offset against other items, if any, impacting discontinued operations.

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

        After some initial deposition and discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear, the plaintiffs have apparently limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary. In amending their pleadings, the plaintiff has reduced its basic claim for actual damages to seeking royalties on certain operating fees received by the Company's natural gas marketing subsidiary. The management of the Company believes that the plaintiff's claims are without merit and that the total exposure to the Company is less than $3,000 if it were to lose the case. A motion for summary judgment has been filed by counsel for the Company with respect to the plaintiffs' amended petition and the Company intends to vigorously defend its position. A hearing on the Company's motion for summary judgement and on the plaintiffs' request for class certification is presently scheduled for May 29, 1997. The Company is also considering ceasing the payment of excess royalties (royalties at a rate in excess of current market prices) to royalty and overriding royalty owners in certain wells based upon recent legal precedents and the terms of underlying leases and taking steps to recover excess royalties paid to the royalty and overriding royalty owners in the past.

        Powerine Class Action Lawsuit

        In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery in the Superior Court of the State of California in Los Angeles, California. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress and property damage to residents living nearby. The Company was also named as a defendant in the suit. In March 1997, the Company was served with the lawsuit.

        In April 1997, the Company filed a notion to quash the plaintiff's summons based upon the lack of jurisdiction. On May 2, 1997, the court granted the Company's motion. As a result, the Company is no longer a party to the Powerine Class Action Lawsuit.

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

Note 6 - Refinancing of Debt

        In December 1996, the Company entered into a $25,000 credit facility with a syndicate of banks, including its subordinated lender. The credit facility consists of a $10,000 revolving credit facility and a $15,000 term loan facility. The revolving credit facility is repayable on December 31, 1997. The revolving credit borrowing base is equal to predetermined values for the Lone Star Contract (see below) and the Company's proved developed producing reserves less the amount outstanding under the term loan facility and cannot exceed $10,000. The term loan facility is repayable at $500 per month with a balloon payment of remaining principal on May 31, 1999. The revolving credit and term loan facilities bear interest at the prime rate plus 1% and are secured by all of the Company's natural gas marketing and transmission and exploration and production assets, as well as by the stock and partnership interests of its natural gas marketing and transmission and exploration and production subsidiaries. The proceeds of the $25,000 credit facility were used to repay the loan to General Electric Capital Corporation, the Company's previous natural gas marketing and transmission lender, and are available to finance drilling of the Company's Texas properties and for other capital projects and to repurchase up to 215,900 more shares of the Company's stock. The credit facility also contains working capital and tangible net worth covenants.

        At March 31, 1997, the amount outstanding under the term loan and revolving credit facilities was $16,157. Approximately $6,840 in additional borrowings was available under the facility.

Note 7 - Subsequent Event

        During the period November 11, 1996 to March 31, 1997, the Company purchased 1,264,100 shares of its outstanding common stock. The purchase price was $14,063. The shares acquired are held in treasury. Of the amount paid for the acquired shares, $6,530 was financed from the Company's $25,000 credit facility (see above) and the remainder from internally generated funds. Had the shares been acquired as of September 30, 1996, net income per share for the six months ended March 31, 1997 would have been $.94.

        Subsequent to March 31, 1997, the Company purchased 20,000 additional shares of its outstanding common stock for $223.

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

Natural Gas Marketing and Transmission

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing and transmission segment is as follows:

                                                 Lone
                                                 Star           MGNG                       Intercompany
                                               Contract       Contract        Other        Eliminations         Consolidated
                                               --------       --------        -----        ------------         ------------
Six Months Ended March 31, 1997

   Gas Sales                                   $39,241         $2,445                         ($2,894)            $38,792
   Gas purchases                               (24,065)        (2,904)                          2,894             (24,075)
                                               -------         ------                         -------             -------
   Gross margin                                $15,176        ($  459)                                            $14,717
                                               =======         ======                         =======             =======

Six Months Ended March 31, 1996

   Gas Sales                                   $37,688                         $184           ($2,075)            $35,797
   Gas purchases                               (21,946)                        (195)            2,075             (20,066)
                                               -------                         ----           -------             -------
   Gross margin                                $15,742                        ($ 11)                              $15,731
                                               =======                         ====           =======             =======

         Lone Star Contract

         Natural gas sales under the Lone Star Contract (see below) increased $1,553 or 4.1% from the first half of fiscal 1996 to the first half of fiscal 1997. Under the Company's long-term gas sales contract with Lone Star Gas Company ("Lone Star Contract"), the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first half of fiscal 1997 deliveries and sales to Lone Star exceeded by approximately 26% those which would have resulted if daily deliveries had been fixed and equal. Since annual deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the remainder of fiscal 1997 will average less than those which would have resulted if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract increased $2,119 or 9.7% from the first half of fiscal 1996 to the first half of fiscal 1997. For the six months ended March 31, 1996 gas purchases comprised 58.2% of gas sales versus 61.3% of gas sales for the six months ended March 31, 1997. From 1996 to 1997 the gross margin decreased $566 or 3.6%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) decreased 3.1% from 41.8% for the six months ended March 31, 1996 to 38.7% for the six months ended March 31, 1997. The increase in gas purchases as a percentage of gas sales and resulting decrease in the gross margin percentage results from two factors: a $251 non-recurring favorable gas purchase adjustment in the first quarter of fiscal 1996 which had no counterpart in the first quarter of fiscal 1997 and increased gas purchase costs applicable to the Company's own equity gas production. The increased gas purchase costs applicable to the Company's equity gas production result because approximately 12% of the gas supplied to Lone Star is from the Company's own production. The average price applicable to such production increased approximately 35% from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 and such increase is reflected in the increased gas purchase cost applicable to the Lone Star Contract. (The gas sales resulting from the Company's equity production are eliminated in arriving at gas sales applicable to the Company's natural gas marketing and transmission segment.)

         MGNG Contract

         One of the Company's natural gas marketing subsidiaries is a party to a gas sales contract with MG. Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 Btu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the six months ended March 31, 1997, the Company realized a negative gross margin of $459 on gas sales to MGNG. The negative margin resulted because the spot (market) prices paid by the Company for gas, less hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The Company has not yet hedged most of the remaining gas purchase requirement for this contract. As a result, the Company may realize a negative gross margin on this contract in the future unless gas purchases can be hedged at a cost equal to or below the fixed gas sales price to MGNG. Future gross margins will accordingly depend primarily on the future spot (market) prices of gas and the results of the Company's ability to hedge its commitments at favorable prices.

         Other Gas Sales

         In the first six months of fiscal 1996, the Company recorded gas sales of $184 to outside parties. Since February 1996, the Company has not sold gas to outside parties other than Lone Star and MGNG.

         General and Administrative Expenses

         General and administrative expenses applicable to natural gas marketing and transmission increased $149 or 28.2% from the first six months of 1996 to the first six months of 1997. The increase is primarily attributable to severance payments made to the former President of the Company's natural gas marketing subsidiary in January 1997. The Company expects general and administrative expenses to decrease in the future because the Company terminated its management agreement with MGNG in January 1997 and is now handling functions previously performed by MGNG internally with its existing staff.

Exploration and Production

         Revenues

              Oil and Gas Sales

              Oil and gas sales increased $375 or 8.5% from the first half of fiscal 1996 to the first half of fiscal 1997. The net increase is attributable to offsetting factors. The prices received for oil and gas production in the first half of fiscal 1997 increased approximately 25% versus the oil and gas prices received in the first half of fiscal 1996. Such prices were the highest for a sustained period in several years. The increase in oil and gas prices was, however, offset by a decrease in production volumes of approximately 15% from the first half of fiscal 1996 to the first half of 1997. The decline in production results from the general maturing of the Company's reserves since the Company has not made any significant reserve acquisitions or conducted any significant drilling for approximately two years. Now that the Company has refinanced its debt, however, all of the cash flow from exploration and production is no longer dedicated to repayment of debt. As a result, the Company has commenced compressor and various well rework projects to increase production. In addition, the Company has contracted with outside drillers to drill five new wells on its Texas properties and anticipates commencing drilling operations during its third fiscal quarter. The Company expects that these activities, if completed as planned, will result in significantly increased oil and gas production in the future. (See below under "Liquidity and Capital Resources".)

         Expenses

              General and Administrative

              General and administrative expenses increased $196 or 46.8% from the first half of fiscal 1996 to the first half of fiscal 1997. The net increase resulted from offsetting factors. General and administrative costs decreased approximately $70 because the Company closed its Tulsa, Oklahoma production office in February 1996. Such costs, however, increased approximately $266 due to legal costs related to the Larry Long Lawsuit, which was filed in July 1996 (see Note 4 to the financial statements).

Other Income (Expense)

       Other Income (Expense)

       Other income (expense) decreased $2,834 from $2,783 of other income for the six months ended March 31, 1996 to other expense of $51 for the six months ended March 31, 1997. Of the $2,783 of other income in 1996, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. There was no counterpart in fiscal 1997.

       Interest Expense

       Interest expense decreased $545 or 42% from the first half of fiscal 1996 to the first half of fiscal 1997. The net decrease in interest expense is attributable to offsetting factors. Amortization of debt issuance costs, which is treated as interest expense for generally accepted accounting procedures, increased $199 from $81 in the first half of fiscal 1996 to $280 in the first half of fiscal 1997. The increase is attributable to debt issuance costs incurred with the Company's refinancing of its GECC debt (see Note 6 to the financial statements). Interest expense, on the other hand, decreased $744 from $1,217 for the first six months of fiscal 1996 to $473 for the first six months of fiscal 1997 primarily because the average debt outstanding during fiscal 1997 was less than that outstanding during fiscal 1996. Whereas the refinanced GECC debt was at the fixed interest rate of 8.33%, the Company's current debt bears interest at the prime rate plus 1%. As a result, the Company's interest expense is now subject to changes in the prime rate. Nevertheless, given long-term debt of $16,157 at March 31, 1997 and no immediate plans to assume more debt, the Company does not expect changes in the prime rate to have a material impact on its future results of operations.

TAX PROVISION

       During the periods being compared, the Company had substantial tax carryforwards. At September 30, 1995 a 100% valuation reserve was recorded to offset the deferred tax asset resulting from such tax carryforwards and other book-tax timing differences. The valuation reserve was recorded because of uncertainties related to the disposition of the Company's refining operations and other factors. No tax provision was required for the six months ended March 31, 1996 because, as a result of strategies being pursued that would more likely than not generate taxable income, management believed the Company would utilize some of its tax carryforwards during fiscal 1996, resulting in a projected annual tax rate of zero.

       At September 30, 1996, the Company reduced its valuation reserve to $13,944 resulting in a $7,716 net deferred tax asset. The deferred tax asset was recorded primarily because of anticipated future taxable income related to the Lone Star Contract. Management had determined that it was more likely than not such taxable income would be earned; hence the net deferred tax asset was recorded.

       The tax provision for the six months ended March 31, 1997 essentially represents the amortization of the deferred tax asset recorded at September 30, 1996 at an effective rate of 36% of earnings. The Company expects to record a similar tax provision for future earnings through amortization of the deferred tax asset. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

       The Company's cash cost for income taxes approximates 2% of taxable income and consists primarily of Federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

       As noted in Note 6 to the financial statements, the Company refinanced its natural gas market debt with a new $25,000 facility in December 1996. Whereas virtually all of the Company's cash flow from the assets securing the refinanced debt were dedicated to repayment of the former debt, only $500 is required to be repaid monthly under the new facility. The result of the refinancing is that approximately $1,000 - $2,500 of additional cash flow is available to the Company monthly. As a result of the refinancing, the Company's cash position has improved significantly. An estimate of the Company's expected cash resources and obligations from April 1, 1997 to September 30, 1999 is as follows:


Expected Cash Resources

   Cash on hand - April 1, 1997........................................ $  5,298
   Expected cash flow - existing operations............................   55,000
   Expected cash flow - new drilling...................................   21,000
                                                                        --------
                                                                          81,298
                                                                        --------
Expected Cash Obligations

   Repurchase of up to 236,900 Company shares (including 20,000 shares
       purchased after March 31, 1997).................................    2,700
   Drilling............................................................   28,000
   Other capital expenditures..........................................    6,000
   Repayment of debt...................................................   16,157
                                                                        --------
                                                                          52,857
                                                                        --------
Excess of Expected Cash Resources Over Expected Cash Obligation........ $ 28,441
                                                                        ========

        The foregoing analysis assumes that stock repurchase, drilling and other capital expenditures obligations are undertaken. Although the Company intends to spend funds for each of these activities, it is not obligated to do so. Furthermore, no cash proceeds with respect to the Powerine Arbitration are included although the Company expects to recover a significant portion of the $10,000 at stake. Finally, as of March 31, 1997, the Company has an additional $6,843 of funds available for these anticipated cash obligations under its $25,000 credit facility.

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

        One of the Company's subsidiaries that previously managed refining activities, Indian Refining I Limited Partnership ("IRLP"), owes its vendors approximately $6,200. Its only major asset is a $5,500 note due from the purchaser of the Indian Refinery, American Western Refining Limited

Partnership ("American Western"). IRLP believes that it can fully discharge its vendor liabilities if it receives the entire $5,500 due from the American Western note. In November 1996, American Western filed for bankruptcy and has undertaken to sell the Indian Refinery while in bankruptcy. To date, it has not found any qualified and willing buyers, although it recently obtained funding through the middle of August 1997 which will support its continuing efforts to sell the Indian Refinery. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western and the party which is funding American Western's bankruptcy proceeding hold liens superior to that of IRLP. If the Indian Refinery is sold, there can be no assurance that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If the Indian Refinery is not sold, IRLP will not be able to settle its vendor liabilities. In either of these situations, IRLP may file for bankruptcy since its only significant asset is its note due from American Western. Although the Company does not believe such a development would affect its projected cash flow, such may not be the case.

        In addition, Indian Oil Company ("IOC"), another wholly-owned subsidiary of the Company, filed for bankruptcy in February 1997. IOC's only asset is platinum catalyst worth approximately $900 and IOC's primary creditor is IRLP. Although the Company does not believe IOC's bankruptcy will affect the Company's financial position or operations, such may not be the case.

        In addition, the above analysis assumes the Company will not have to pay any claim related to the Larry Long Litigation (see Note 4 to the financial statements). Although the Company does not believe its exposure is material, a court of competent jurisdiction may find otherwise. If it appears that the Company will be held liable for any significant royalty claims because of the Larry Long Litigation, the Company may or may not postpone all or some new drilling until June 1999, when the issues being raised are no longer applicable, or it may sell its oil and gas assets to a new purchaser which would not be subject to excess royalty issues and would pay royalties at spot (market) prices.

        Finally, the above analysis assumes the Company will not be adversely impacted by any of the factors discussed under "Risk Factors" in Item 7 to the Company's Form 10-K for the year ended September 30, 1996. Reference should be made to such document. The same risk factors apply at March 31, 1997.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1996. Also see Note 4 to the March 31, 1997 financial statements included in
Part I.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 23, 1997. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated March 12, 1997 and the accompanying Proxy Statement. A total of 5,827,946 shares were eligible to vote of which 5,198,413 were present in person or by proxy.

         John P. Keller was elected to serve as a director until the 2000 Annual Meeting. The number of votes with respect to Mr. Keller was 5,193,640 votes for his election and 4,773 votes withheld.

         At the Annual Meeting, the stockholders also approved the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1997 by a vote of 5,195,214 for such appointment, 2,894 against and 305 abstentions.

         In addition to the above, Joseph L. Castle II, Sidney F. Wentz and Martin R. Hoffmann continued on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

   (A)   Exhibits:
            Exhibit 11.1- Statement re: Computation of Earnings Per Share
            Exhibit 27- Financial Data Schedule

   (B) Reports on Form 8-K:

         1.   February 11, 1997 - Change in Registrant's Certifying Accountant
         2.   March 12, 1997 - Change in Registrant's Certifying Accountant

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date:  May 9, 1997                         CASTLE ENERGY CORPORATION



                                                  /s/Richard E. Staedtler
                                                  ----------------------------
                                                     Richard E. Staedtler
                                                     Chief Financial Officer
                                                     Chief Accounting Officer