Form 10-Q
period 1997-06-30
CASTLE ENERGY CORP
filed 1997-08-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               -------------------------------------------------

                                       or


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------
                         Commission file number: 0-10990
                                                ---------

                            CASTLE ENERGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                 76-0035225
--------------------------------------------------------------------------------
(State or Other Jurisdiction of
  Incorporation or Organization)            (I.R.S. Employer Identification No.)


          One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
                           Radnor, Pennsylvania   19087
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)    (Zip Code)


Registrant's Telephone Number, Including Area Code         (610) 995-9400
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 4,727,296 shares of Common Stock, $.50 par value outstanding as of August 11, 1997.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                         Page #

Part I.      Financial Information
             ---------------------
             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - June 30, 1997
                          (Unaudited) and September 30, 1996.............. 1

                          Consolidated Statements of Operations -
                          Three Months Ended June 30, 1997 and 1996
                          (Unaudited)..................................... 2

                          Consolidated Statements of Operations -
                          Nine Months Ended June 30, 1997 and 1996
                          (Unaudited)..................................... 3

                          Consolidated Statements of Cash Flows -
                          Nine Months Ended June 30, 1997 and 1996
                          (Unaudited)..................................... 4

                          Consolidated Statements of Stockholders'
                          Equity - Nine Months Ended June 30, 1997
                          (Unaudited) and Year Ended September 30, 1996... 5

                          Notes to the Consolidated Financial
                          Statements (Unaudited).......................... 6

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations... 11

Part II.     Other Information
             -----------------

             Item 1.      Legal Proceedings............................... 22

             Item 6.      Exhibits and Reports on Form 8-K................ 22

Signature    ............................................................. 23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)




                                                                                    June 30,          September 30,
                                                                                        1997                1996
                                                                                   -------------------------------
                                    ASSETS                                         (Unaudited)
Current assets:
    Cash and cash equivalents.................................................        $42,573           $   3,457
    Restricted cash...........................................................            774               1,743
    Accounts receivable.......................................................          5,754              10,217
    Prepaid transportation expense............................................          1,500
    Prepaid insurance and other current assets................................             97                  73
    Deferred income taxes.....................................................          2,572               2,373
    Note receivable...........................................................         10,000
    Estimated realizable value of discontinued net refining assets............            901               6,288
                                                                                      --------           --------
      Total current assets....................................................         64,171              24,151
Property, plant and equipment, net:
    Natural gas transmission..................................................                             20,987
    Furniture, fixtures and equipment.........................................            188                 222
Oil and gas properties, net...................................................          2,410              15,014
Gas contracts, net............................................................         18,186              25,142
Prepaid transportation expense................................................          1,419
Deferred income taxes.........................................................          1,557               5,343
Other assets, net.............................................................                                371
Note receivable...............................................................                             10,000
                                                                                      --------           --------
      Total assets............................................................        $ 87,931           $101,230
                                                                                      ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.........................................                         $    8,172
    Dividends payable.........................................................       $     738
    Accounts payable..........................................................           3,718              3,817
    Accrued expenses..........................................................           1,998              1,875
    Other liabilities.........................................................           2,128              3,660
    Net refining liabilities retained.........................................           3,832             11,079
                                                                                      --------           --------
      Total current liabilities...............................................          12,414             28,603
Long-term debt................................................................                              5,834
Other long-term liabilities...................................................              84                 82
                                                                                      --------           --------
      Total liabilities.......................................................          12,498             34,519
                                                                                      --------           --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,792,396 and 6,693,646 shares issued and outstanding in 1997 and
      1996, respectively......................................................           3,396              3,347
Additional paid-in capital....................................................          66,991             66,316
Retained earnings (deficit)...................................................          21,819             (2,952)
                                                                                      --------           --------
                                                                                        92,206             66,711
      Treasury stock at cost - 1,470,100 shares in 1997.......................         (16,773)                 -
                                                                                      --------           --------
                                                                                        75,433             66,711
                                                                                      --------           --------
      Total liabilities and stockholders' equity..............................        $ 87,931           $101,230
                                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                        Three Months Ended June 30,
                                                                                           1997             1996
                                                                                           ----             ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................        $    13,944            $    14,474
      Transportation.....................................................                  7
                                                                                 -----------            -----------
                                                                                      13,951                 14,474
                                                                                 -----------            -----------
    Exploration and production:
      Oil and gas sales..................................................              1,227                  2,065
      Well operations....................................................                 87                     77
                                                                                 -----------            -----------
                                                                                       1,314                  2,142
                                                                                 -----------            -----------
                                                                                      15,265                 16,616
                                                                                 -----------            -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................              8,247                  9,748
      Operating costs....................................................                104                    360
      General and administrative.........................................                 40                    218
      Transportation.....................................................                 81
      Depreciation and amortization......................................              2,590                  2,851
                                                                                 -----------            -----------
                                                                                      11,062                 13,177
                                                                                 -----------            -----------
    Exploration and production:
      Oil and gas production.............................................                498                    565
      General and administrative.........................................                351                    156
      Depreciation, depletion and amortization...........................                563                    623
                                                                                 -----------            -----------
                                                                                       1,412                  1,344
                                                                                 -----------            -----------
    Corporate general and administrative expenses........................                761                    680
                                                                                 -----------            -----------
                                                                                      13,235                 15,201
                                                                                 -----------            -----------
Operating income.........................................................              2,030                  1,415
                                                                                 -----------            -----------
Other income (expense):
    Gain on sale of assets...............................................             19,667
    Interest income......................................................                409                    226
    Other income (expense)...............................................                (22)                   478
    Interest (expense)...................................................               (285)                  (303)
                                                                                 -----------            -----------
                                                                                      19,769                    401
                                                                                 -----------            -----------
Net income before provision for income taxes.............................             21,799                  1,816
                                                                                 -----------            -----------
 Provision for income taxes:
        State............................................................                 49
        Federal..........................................................              1,387
                                                                                 -----------            -----------
                                                                                       1,436
                                                                                 -----------            -----------
Net income...............................................................         $   20,363            $     1,816
                                                                                 ===========            ===========

Net income per share:
        Primary..........................................................         $     3.72        $           .27
                                                                                 ===========            ===========
        Fully diluted....................................................         $     3.71        $           .27
                                                                                 ===========            ===========
Dividend declared per share..............................................         $      .15               -
                                                                                 ===========            ===========

 Weighted average number of common and common equivalent shares outstanding:
        Primary..........................................................          5,467,473              6,729,769
                                                                                 ===========            ===========
        Fully diluted....................................................          5,482,305              6,729,827
                                                                                 ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                      Nine Months Ended June 30,
                                                                                     1997                    1996
                                                                                     ----                    ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales ............................................................     $    52,736           $    50,271
      Transportation .......................................................               7
                                                                                 -----------           -----------
                                                                                      52,743                50,271
                                                                                 -----------           -----------
    Exploration and production:
      Oil and gas sales ....................................................           6,003                 6,466
      Well operations ......................................................             322                   345
                                                                                 -----------           -----------
                                                                                       6,325                 6,811
                                                                                 -----------           -----------
                                                                                      59,068                57,082
                                                                                 -----------           -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ........................................................          32,322                29,814
      Operating costs ......................................................             472                   792
      General and administrative ...........................................             717                   746
      Transportation .......................................................              81
      Depreciation and amortization ........................................           8,274                 8,545
                                                                                 -----------           -----------
                                                                                      41,866                39,897
                                                                                 -----------           -----------
    Exploration and production:
      Oil and gas production ...............................................           1,792                 1,861
      General and administrative ...........................................             966                   575
      Depreciation, depletion and amortization .............................           1,462                 1,813
                                                                                 -----------           -----------
                                                                                       4,220                 4,249
                                                                                 -----------           -----------
    Corporate general and administrative expenses ..........................           2,543                 2,930
                                                                                 -----------           -----------
                                                                                      48,629                47,076
                                                                                 -----------           -----------
Operating income ...........................................................          10,439                10,006
                                                                                 -----------           -----------

Other income (expense):
    Gain on sale of assets .................................................          19,667
    Interest income ........................................................             844                   697
    Other income (expense) .................................................             (73)                3,261
    Interest (expense) .....................................................          (1,038)               (1,520)
                                                                                 -----------           -----------
                                                                                      19,400                 2,438
                                                                                 -----------           -----------
Net income before provision for income taxes ...............................          29,839                12,444
                                                                                 -----------           -----------
 Provision for income taxes:
        State ..............................................................             129
        Federal ............................................................           4,201
                                                                                 -----------           -----------
                                                                                       4,330
                                                                                 -----------
Net income .................................................................     $    25,509           $    12,444
                                                                                 ===========           ===========

Net income per share:
        Primary ............................................................     $      4.19           $      1.85
                                                                                 ===========           ===========
        Fully diluted ......................................................     $      4.18           $      1.85
                                                                                 ===========           ===========
Dividend declared per share ................................................     $       .15                  --
                                                                                 ===========           ===========
 Weighted average number of common and common equivalent shares outstanding:
        Primary ............................................................       6,087,803             6,717,879
                                                                                 ===========           ===========
        Fully diluted ......................................................       6,106,838             6,729,172
                                                                                 ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                                             CASTLE ENERGY CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 ("000's" Omitted)
                                                    (Unaudited)




                                                                                                    Nine Months Ended June 30,
                                                                                                   1997                     1996
                                                                                                   ----                     ----

 Net cash flow provided by operating activities ..................................                $ 70,649                $ 26,477
                                                                                                  --------                --------

Cash flows from investing activities
    Investment in oil and gas properties .........................................                  (1,000)                    (50)
    Investment in pipelines ......................................................                     (58)                   (276)
                                                                                                  --------                --------
         Net cash used in investing activities ...................................                  (1,058)                   (326)
                                                                                                  --------                --------

Cash flows from financing activities:
   Proceeds of long-term debt ....................................................                  13,986                   3,800
   Payment of debt issuance costs ................................................                    (420)                   (388)
   Repayment of long-term debt ...................................................                 (27,992)                (32,644)
   Acquisition of treasury stock .................................................                 (16,773)
   Proceeds from exercise of stock options .......................................                     724
                                                                                                  --------                --------
         Net cash used in financing activities ...................................                 (30,475)                (29,232)
                                                                                                  --------                --------
Net increase (decrease) in cash and cash equivalents .............................                  39,116                  (3,081)
Cash and cash equivalents - beginning of period ..................................                   3,457                   5,341
                                                                                                  --------                --------
Cash and cash equivalents - end of period ........................................                $ 42,573                $  2,260
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

                                           CASTLE ENERGY CORPORATION
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    ("000's" Omitted Except Share Amounts)



                                                                         Additional
                                                Common Stock       Paid-In     Accumulated        Treasury Stock
                                         Shares          Amount    Capital     Deficit         Shares       Amount      Total
                                         ------          ------  ---------     -----------     ------       ------    ---------

Balance - September 30, 1995..........  6,693,646        $3,347    $66,316       ($28,026)                             $41,637
Net income............................                                             25,074                               25,074
                                        ---------        ------    -------        --------                             --------
Balance - September 30, 1996..........  6,693,646         3,347     66,316         (2,952)                              66,711
Options exercised.....................     98,750            49        675                                                 724
Stock acquired........................                                                       1,470,100    ($16,773)    (16,773)
Dividends declared....................                                               (738)                                (738)
Net income............................                                             25,509                               25,509
                                        ---------        ------    -------        --------  ----------     --------    --------
Balance - June 30, 1997                 6,792,396        $3,396    $66,991        $21,819    1,470,100    ($16,773)    $75,433
                                        =========        ======    =======        =======    =========     =======     =======






























   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation
-----------------------------
         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997 or for future fiscal periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Reference should be made to such Form 10-K for capitalized (defined) terms used herein.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended June 30, 1997 and 1996 and for a fair statement of financial position at June 30, 1997.

Note 2 - September 30, 1996 Balance Sheet
-----------------------------------------
         The amounts presented in the balance sheet as of September 30, 1996 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

Note 3 - Sale of Texas Oil and Gas Properties and Pipeline
----------------------------------------------------------
         On May 30, 1997, the Company consummated the sale of its Texas oil and gas properties and pipeline to Union Pacific Resources Company ("UPRC") and Union Pacific Intrastate Pipeline Company ("UPIPC"), respectively. The effective date of the sale was May 1, 1997. The assets sold include approximately 8150 net acres, 115 producing oil and gas wells and a 74-mile pipeline which gathers gas from the producing wells and delivers it to a pipeline owned by Lone Star Gas Company ("Lone Star"). The proved reserves associated with the oil and gas properties that were sold comprised approximately 84% of the Company's proved reserves. The Company still owns its non-Texas oil and gas properties and its gas sales contract with Lone Star. That contract expires on May 31, 1999.

         The purchase price received by the Company was $54,759 and consisted of $50,184 cash, $1,575 of liabilities assumed by UPRC and $3,000 of prepaid gas transportation expense. The gas transportation prepayment relates to natural gas that the Company is required to supply to Lone Star through May 31, 1999. Although the purchase price will be increased or decreased through post closing adjustments not later than November 15, 1997, the net amount of such post closing adjustments is expected to be immaterial.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         As a result of the sale, the Company realized a gain of $35,337 on the sale of the oil and gas properties and a loss of $15,670 on the sale of the pipeline, resulting in a net gain of $19,667.

Note 4 - Discontinued Operations
--------------------------------
         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of another company and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets and are in the process of liquidation. One of those subsidiaries, Indian Oil Company ("IOC"), filed for bankruptcy in March 1997. (See "Liquidity and Capital Resources" under Item 2 to this Form 10-Q.) As a result of the foregoing, the Company has accounted for its refining operations as discontinued operations.

Note 5 - Contingencies/Litigation
---------------------------------
         Powerine Arbitration

         One of the Company's subsidiaries ("CEC, Inc.") owns a $10,000 note (the "MG Note") due from Metallgesellschaft Corp. ("MG"), a former related party, as a result of a global settlement between the Company and MG in October of 1994. The MG Note is due October 14, 1997. CEC, Inc. also has made a $10,000 note to MG (the "CEC Note"). By its terms, the CEC Note matures on October 14, 1997, subject to the provisions discussed below. In April 1996, CEC, Inc. was assigned Powerine's claim against an MG subsidiary in return for paying Powerine $10,000. The claim relates to discontinued operations and has been submitted to binding arbitration between CEC, Inc. and MG pursuant to the terms of an April 13, 1995 Payoff, Loan and Pledge Agreement among the Company, Powerine, MG and certain affiliates (the "Payoff Agreement").

         On May 29, 1997, the arbitrator issued a written opinion finding for CEC, Inc. on all liability issues and directing the parties to calculate the amount due to CEC, Inc. Pursuant to the Payoff Agreement, the Arbitrator's award is limited to $10,700. The amount awarded, plus accrued interest, is first to be offset against the CEC, Inc. Note, with any remaining cash to be paid to CEC, Inc. Although MG may be disputing the computation of interest on the award, the Company's management and special counsel believe that the CEC, Inc. Note should be entirely offset by the Arbitrator's award and that there will be cash remaining of approximately $700. In addition, CEC, Inc. is still owed the MG Note of $10,000. The net recovery expected by the Company is approximately $10,200 since the Company has already incurred legal and other costs related to the arbitration of approximately $500. Since the Company has carried the net receivable on its books at $10,000, the principal balance of the MG Note, it expects to record a gain when the arbitration award is finalized and collected. To the extent that any resulting gain relates to discontinued refining operations, any impact will be considered with and offset against other items impacting discontinued operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         SWAP Agreement - MGNG

         Indian Refining I Limited Partnership ("IRLP"), another of the Company's subsidiaries, is involved with litigation with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG. The litigation involves competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and IRLP. The litigation is related to the Powerine Arbitration Litigation (see above) and IRLP expects this litigation to be settled at the same time as or shortly after the Powerine Arbitration litigation is settled. If IRLP prevails, it expects to recover $703. If MGNG prevailed, IRLP would have been liable for up to $653. The amount at stake is accordingly $1,356. IRLP has recorded neither an asset nor a liability as a result of this litigation. Therefore, the amount at which it is resolved will directly impact its discontinued operations. The impact of resolution will be considered with and be offset against other items, if any, impacting discontinued operations.

         As a result of the favorable decision received in the Powerine Arbitration (see above), IRLP expects to recover $703 plus interest. MGNG has claimed that such amounts are not due until the Powerine Arbitration proceeds are received. The Powerine Arbitration proceeds are expected to be received not later than October 1997. Such recovery will be recorded, however, when and if actual recovery occurs.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, Atlantic Richfield Company ("ARCO"), B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to Lone Star. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000.

        After some initial discovery, the plaintiff's pleading were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs have apparently now limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership. No hearing has been held on the plaintiffs' request for class certification, however. Furthermore, no hearing is presently scheduled, and additional discovery will need to be conducted before any class certification hearing is held.

        Based upon the revised pleadings, management of the Company determined that the possible exposure of the Company and its subsidiary limited partnerships, were they to lose the case, for all gas

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


sold to Lone Star in the past and in the future was less than $3,000 in actual damages. However, the Company recently sold all of its Rusk County oil and gas properties to UPRC (see Note 3). The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production. Management continues to believe that the plaintiffs' claims are without merit and intends to vigorously fight the claims which have been asserted by the plaintiffs. Moreover, management believes that the recent sale to UPRC has reduced the total exposure of the Company and its subsidiary limited partnerships to less than $2,000 in actual damages if they were to lose the case.

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

        In April 1997, the Company filed a notion to quash the plaintiffs' summons based upon the lack of jurisdiction. On May 2, 1997, the court granted the Company's motion. As a result, the Company is no longer a defendant in the Powerine Class Action Lawsuit.

Note 6 - Stockholder Litigation Recovery
----------------------------------------
        In December 1995, the Company received $2,725 from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation. The recovery is shown as "Other Income (Expense)" in the Consolidated Statement of Operations.

Note 7 - Repayment Debt
-----------------------
        The Company used $13,007 of the proceeds from the sale of its oil and gas properties and pipeline (see Note 3) to repay its outstanding revolving credit debt ($12,907) and accrued interest ($100). As a result of this repayment, the Company's remaining oil and gas assets and gas contracts are not subject to lender liens.

Note 8 - Share Repurchase Program
---------------------------------
        The Company's Board of Directors has authorized the Company to purchase up to 2,500,000 of its outstanding shares of common stock on the open market. As of June 30, 1997, 1,470,100 shares had been repurchased. Subsequent to June 30, 1997, the Company purchased an additional 595,000 shares.

         On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.60 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


the Board of Directors. The first quarterly dividend, $.15 per share, was paid on July 15, 1997 to holders of record as of July 11, 1997.

Note 9 - Accounting Pronouncements
----------------------------------
         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company has not completed its calculations of EPS data for the current fiscal year under SFAS No. 128; however, management of the Company does not anticipate the adoption of this pronouncement will have a material impact on the Company's results of operations.

Derivative Financial Instruments
--------------------------------
         The Company utilizes derivative financial instruments to reduce its exposure to changes in the market price of natural gas. Commodity derivatives utilized as hedges of natural gas are futures contracts. Natural gas basis swaps are sometimes used to hedge the basis differential between the derivative financial instrument index price and the natural gas field price. In order to qualify as a hedge, price movements in the underlying commodity derivative must be highly correlated with the hedged commodity.

         Gains and losses on futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of natural gas are deferred on the balance sheet and credited or debited to cost of gas purchased and recognized in operating cash flows when the related hedged transaction occurs. There were no such deferred gains or losses at June 30, 1997 or September 30, 1996. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

         As a result of hedging transactions, the cost of gas purchased was reduced by $73 and zero in the third quarter of 1997 and 1996, respectively. During the first nine months of 1997, the cost of gas purchased was reduced by $580 as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focuses primarily on the Company's continuing operations -- natural gas marketing and transmission and exploration and production. All references herein to dollars are in thousands.

         As noted in Footnote 3 to the June 30, 1997 financial statements, the Company sold approximately 84% of its proved oil and gas reserves and its Texas pipeline on May 30, 1997. As a result, the operations of the assets sold impacted operations for eight of the nine months in fiscal 1997 versus all nine months in fiscal 1996.

         The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and has included a discussion of risk factors related to Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussion and analysis below include forward-looking data that are based upon management's estimates, assumptions and projections. Important factors such as the risk factors listed below could cause results to differ materially from those expected by management.

Natural Gas Marketing and Transmission

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing and transmission segment is as follows:


                                                     Lone
                                                     Star          MGNG                       Intercompany
                                                   Contract      Contract          Other      Eliminations         Consolidated
                                                  ----------     ---------         -----      ------------         ------------
Nine Months Ended June 30, 1997

   Gas Sales .............................         $ 52,491      $  3,668                       ($ 3,423)            $ 52,736
   Gas purchases .........................          (31,626)       (4,119)                         3,423              (32,322)
                                                   ---------      ---------                      ---------           --------
   Gross margin ..........................         $ 20,865      ($   451)                          --               $ 20,414
                                                   =========      =========                      =========           ========

Nine Months Ended June 30, 1996

   Gas Sales .............................         $ 53,509      $    202        $    184       ($ 3,624)            $ 50,271
   Gas purchases .........................          (33,041)         (202)           (195)         3,624              (29,814)
                                                   ---------      ---------        ---------      --------           ---------
   Gross margin ..........................         $ 20,468          --         ($     11)          --               $ 20,457
                                                   =========      =========        =========      ========           =========

         Lone Star Contract

         Natural gas sales under the Lone Star Contract (see below) decreased $1,018 or 1.9% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. Under the Company's long-term gas sales contract with Lone Star ("Lone Star Contract"), the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star

Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the nine months of fiscal 1997 deliveries and sales to Lone Star exceeded by approximately 10% those which would have resulted if daily deliveries had been fixed and equal. Since annual deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the last quarter of fiscal 1997 will average less than those which would have resulted if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract decreased $1,415 or 4.3% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. For the nine months ended June 30, 1996 gas purchases comprised 61.7% of gas sales versus 60.3% of gas sales for the nine months ended June 30, 1997. From 1996 to 1997 the gross margin increased $397 or 1.9%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) increased 1.4% from 38.3% for the nine months ended June 30, 1996 to 39.7% for the nine months ended June 30, 1997.

         The decrease in gas purchases as a percentage of gas sales and resulting increase in gross margin percentage results primarily from the replacement of gas supply contracts with outside interests in wells operated by the Company on April 30, 1997. The expiring contracts called for gas prices substantially in excess of market prices whereas the replacement gas contracts are at market prices, resulting in the decreased costs to the Company for a portion of the gas it supplies to Lone Star. This was offset to a minor degree by a $251 non-recurring favorable gas purchase adjustment in the first quarter of fiscal 1996 which had no counterpart in fiscal 1997.

         As a result of the sale of the Company's Texas oil and gas properties to UPRC (see Note 3 to the June 30, 1997 financial statements), the Company is now purchasing gas for the Lone Star Contract from UPRC. Such gas purchases currently approximate 23% of gas volumes needed for the Lone Star Contract although this percentage is expected to decrease when Lone Star deliveries increase. At the present time, the Company has not hedged the gas supplies it purchases from UPRC and outside interests and thus remains exposed to price risk. If gas prices increase, the Company's cost of gas will increase and its gross margin will decrease because the price at which it sells gas to Lone Star is essentially fixed.

         MGNG Contract

         One of the Company's natural gas marketing subsidiaries is a party to a gas sales contract with MGNG. Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the nine months ended June 30, 1997, the Company realized a negative gross margin of $451 on gas sales to MGNG. The negative margin resulted because the spot (market) prices paid by the Company for gas, less hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The Company has not yet hedged most of the remaining gas purchase requirement for this contract. As a result, the Company may continue to realize a negative gross margin on this contract in the future unless gas purchases can be made or hedged at a cost equal to or below the fixed gas sales price to MGNG. Future gross margins will accordingly depend primarily on the future spot (market) prices of gas and the results of the Company's ability to hedge its commitments at favorable prices. For the month of June 1996, the Company realized a zero gross margin on this contract.

         Other Gas Sales

         In the first four months of fiscal 1996, the Company recorded gas sales of $184 to outside parties. Since February 1996, the Company has not sold gas to outside parties other than Lone Star and MGNG.

         Operating Costs

         Operating costs decreased $320 or 40.4% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. Approximately $88 of the decrease is due to the sale of the Texas pipeline on May 30, 1997 (see Note 3 to the June 30, 1997 financial statements) so that nine months of operations are included in fiscal 1996 versus only eight months of operations in fiscal 1997. The remaining $232 decrease is primarily attributable to the termination of two pipeline employees in January 1997, decreased insurance costs, decreased property taxes and decreased compressor maintenance costs.

         General and Administrative

         General and administrative expenses decreased $29 or 3.9% from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997. The net decrease resulted from offsetting factors. Factors causing a decrease were the sale of the Texas pipeline on May 30, 1997, resulting in only minor general and administrative expense thereafter, the termination of management agreements with subsidiaries of MG in January 1997 and the performance of the related functions internally without additional cost to the Company and decreased insurance expense. The primary factor causing an increase was a severance payment to the former President of the Company's natural gas marketing subsidiary in January of 1997.

         Although the Company still markets natural gas, it no longer owns or operates its Texas pipeline. Future natural gas marketing general and administrative expenses are expected to be immaterial.

         Transportation

         Transportation expense increased from zero for the first nine months of 1996 to $81 for the first nine months of fiscal 1997. All of the transportation expense for fiscal 1997 was incurred in June 1997 and results from the amortization of the prepaid transportation asset received from UPIPC in the sale of the Texas pipeline (see Note 3 to the June 30, 1997 financial statements). Prior to the sale to UPIPC, the Company owned and operated the Texas pipeline and intercompany transportation charges were eliminated in consolidation. Commencing June 1, 1997, the Company must amortize the $3,000 prepaid transportation asset over the remaining term of the Lone Star Contract, which expires on May 31, 1999.

Exploration and Production

         Revenues

              Oil and Gas Sales

              Oil and gas sales decreased $463 or 7.2% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. The decrease results primarily from the sale of 84% of the Company's proved reserves to UPRC on May 30, 1997 (see Note 3 to the June 30, 1997 financial statements). In fiscal 1996 oil and gas sales applicable to such reserves were for nine months versus only eight months in fiscal 1997. In addition to the sale of the properties to UPRC, two other offsetting factors are relevant. Oil and gas sales decreased due to a decrease in production volumes. The decline in production volumes results from the general maturing of the Company's reserves since the Company has not made any significant reserve acquisitions or conducted any drilling for over two years. This decrease was offset by an increase in oil and gas prices in fiscal 1997. Although gas prices for the third quarter of fiscal 1996 were higher than those from the corresponding quarter in fiscal 1997, for the first nine months of fiscal 1997 prices were 20% - 25% higher, on average, than those for the first nine months of fiscal 1996.

              As a result of the sale to UPRC the Company's oil and gas production is expected to decrease by at least 60% - 65%. Although the Company expects to drill several wells on its remaining oil and gas properties, production from such wells is not expected to replace the production volumes sold. The Company continues, however, to seek acquisitions of oil and gas reserves.

         Expenses

              General and Administrative

              General and administrative expenses increased $391 or 68% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. The net increase resulted from offsetting factors. General and administrative costs decreased approximately $80 because the Company closed its Tulsa, Oklahoma production office in February 1996. Such costs, however, increased approximately $370 due to legal costs related to the Larry Long Litigation, which was filed in July 1996 (see Note 5 to the financial statements) and $50 due to increases in employee salaries and benefits. Other factors contributed to the remaining $51 increase.

              Depreciation, Depletion and Amortization

              Depreciation, depletion and amortization decreased $351 or 19.4% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. The decrease was caused by two factors. As a result of the sale of the Company's Texas oil and gas properties to UPRC on May 30, 1997 (see Note 3 to the June 30, 1997 financial statements), there were nine months of depreciation, depletion and amortization with respect to the properties sold in fiscal 1996 versus only eight months in fiscal 1997. In addition, production and thus depreciation, depletion and amortization decreased due to declining production as the Company has not drilled any wells or acquired any significant reserves for over two years.

Other Income (Expense)
----------------------
         Gain on Sale of Assets

         On May 30, 1997, the Company sold its Texas oil and gas properties and pipeline (see Note 3 to the June 30, 1997 financial statements). The sale resulted in a $19,667 non-recurring gain.

         Interest Income

         Interest income increased $147 or 21.1% primarily because of interest earned in June 1997 on the proceeds from the sale of the Company's Texas oil and gas properties and pipeline (see Note 3 to the June 30, 1997 financial statements).

         Other Income (Expense)

         Other income (expense) decreased $3,334 from $3,261 of other income for the nine months ended June 30, 1996 to other expense of $73 for the nine months ended June 30, 1997. Of the $3,261 of other income in 1996, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the Settlement Order for the litigation.

         Interest (Expense)

         Interest expense decreased $482 or 31.7% from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. The net decrease in interest expense is attributable to offsetting factors. Amortization of debt issuance costs, which is treated as interest expense for generally accepted accounting procedures, increased $169 from $174 for the first nine months of fiscal 1996 to $343 for the first nine months of fiscal 1997. The increase is attributable to debt issuance costs incurred in connection with the Company's refinancing of its senior debt. Interest expense, on the other hand, decreased $651 from $1,346 for the first nine months of fiscal 1996 to $695 for the first nine months of fiscal 1997 primarily because the average debt outstanding during fiscal 1997 was less than that outstanding during fiscal 1996. On May 30, 1997, the Company repaid its debt (see Note 7 to the June 30, 1997 financial statements). The Company does not anticipate that it will need future debt financing in the foreseeable future.

         Tax Provision

         During the periods being compared, the Company had substantial tax carryforwards. At September 30, 1995 a 100% valuation reserve was recorded to offset the deferred tax asset resulting from such tax carryforwards and other book/tax timing differences. The valuation reserve was recorded because of uncertainties related to the disposition of the Company's refining operations and other factors. No tax provision was required for the nine months ended June 30, 1996 because, as a result of strategies being pursued that would more likely than not generate taxable income, management believed the Company would utilize some of its tax carryforwards during fiscal 1996, resulting in a projected annual tax rate of zero.

         At September 30, 1996, the Company reduced its valuation reserve to $13,944 resulting in a $7,716 net deferred tax asset. The deferred tax asset was recorded primarily because of anticipated future taxable income related to the Lone Star Contract. Management had determined that it was more likely than not that such taxable income would be earned; hence the net deferred tax asset was recorded.

         The Company's tax provision for the nine months ended June 30, 1997 consists of two components:

         a. The tax provision on pre-tax accounting income, exclusive of the $19,667 gain on the sale of assets, aggregates $3,661 and essentially represents the amortization of the remainning deferred tax asset recorded at September 30, 1996 at an effective rate of 36% of book earnings. The Company expects to record a similar tax provision for future earnings through amortization of the remaining deferred tax asset. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

         b. The tax provision on the $19,667 gain equals the Company's expected tax liability for the taxable income related to the sale and aggregates $669. The tax rate used in such calculation was 2% of related taxable income and consists of Federal alternative minimum taxes. The Company is not subject to a higher tax rate due to its tax carryforwards. A tax provision of 36% was not provided for the gain because a related deferred tax asset had not been provided since the Company did not anticipate selling the properties and had previously taken the properties off the market.

Earnings Per Share
------------------
         Since January 1997, the Company repurchased 2,065,100 of its shares (1,470,100 at June 30, 1997). Earnings per share assuming such shares had not been repurchased and assuming no interest were earned on the funds used to repurchase the shares would have been as follows:


                                                             Nine Months Ended            Quarter Ended
                                                               June 30, 1997             June 30, 1997
                                                         ------------------------       --------------
Earnings Per Share

   Primary                                                    $        3.79                $        3.01
                                                              =============                =============
   Fully diluted                                              $        3.78                $        3.00
                                                              =============                =============

Weighted Average Shares and
   Equivalent Shares Outstanding

   Primary                                                        6,724,041                    6,760,097
                                                                 ==========                   ==========
   Fully diluted                                                  6,743,076                    6,779,132
                                                                 ==========                   ==========

         The Company currently may repurchase an additional 434,900 shares under limitations set by its Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the sale of its oil and gas properties and pipeline and the repayment of its revolving credit facility the Company had $42,573 in unrestricted cash and owed no long-term debt as of June 30, 1997. In addition, the Company retained its gas sales contract with Lone Star and a portion of its exploration and production business. An estimate of the Company's expected cash resources and obligations from July 1, 1997 to September 30, 1999 is as follows:


Expected Cash Resources:                                                                      ("000's" Omitted)
   Cash on hand - July 1, 1997................................................                     $ 42,573
   Cash flow - gas marketing and remaining exploration and
       production operations..................................................                       43,500
   Proceeds from Powerine arbitration.........................................                       10,700
   Proceeds from platinum recovery - IRLP.....................................                          900
   Proceeds from SWAP litigation - IRLP.......................................                          775
   Interest...................................................................                       11,511
                                                                                                   --------
                                                                                                    109,959
                                                                                                   --------

Expected Cash Obligations:

   Liquidation of working capital.............................................                        2,054
   New drilling...............................................................                        1,500
   Purchase of $434,900 shares of common stock of the
       Company (actually purchased after June 30, 1997).......................                        8,091
   Purchase of additional shares of common stock of the
       Company................................................................                        5,654
   Quarterly dividends (based on outstanding shares at August
       11, 1997 less additional purchases of 434,900 shares)..................                        5,151
   IRLP payment of vendors, principally governmental taxing
       authorities supported by tax liens.....................................                        1,675
                                                                                                   --------
                                                                                                     24,125
                                                                                                   --------
Excess of Expected Cash Resources Over Expected Cash
       Obligations............................................................                     $ 85,834
                                                                                                   ========

  The following apply to the Company's expected cash resources and obligations:

              a. Interest income on cash has been computed at 5%. If unanticipated expenditures are made or interest rates decrease, interest income will decrease.

              b. Although the Company is currently evaluating several investments in the energy sector, it does not expect to make any investments at the present time. It may, nevertheless, do so in the future. The above estimates do not include any expenditures for such investments.

              c. The Company's Board of Directors has authorized the purchase by the Company of up to 2,500,000 shares of common stock in the open market. To date, 2,065,100 shares have been repurchased. The Company may or may not repurchase the remaining 434,900 shares available, depending on market prices and other factors and such repurchases may be at a different price than that assumed in the above estimates. The Company may not be able to increase the share repurchase limit above 2,500,000 shares because of Federal tax regulations governing limitations upon the utilization of net operating losses upon changes in ownership. The Company has substantial net operating loss and other tax carryforwards.

              d. Although the Company's Board of Directors has adopted a quarterly dividend policy of $.15 per quarter, the Board may elect to change such policy at any time.

              In addition to the foregoing, the above estimates assume that the Company will not be adversely impacted by any of the following risk factors. If such events occur, the Company's estimated cash flow will probably be adversely affected and such affects may be material.

              a.  Contingent Liabilities - Discontinued Refining Operations
                  ---------------------------------------------------------
                    1.Contingent Environmental Liabilities:
                      -------------------------------------
                    Although the Company has never itself conducted refining operations and its refining subsidiaries have exited the refining business and the Company does not anticipate any further required expenditures related to discontinued refining operations, interested parties could seek redress from the Company for environmental liabilities. In the past, government and other plaintiffs have often named the most financially capable parties in such cases regardless of the existence or extent of actual liability. As a result there exists the possibility that the Company could be named for any environmental claims related to discontinued refining operations of its present and former refining subsidiaries.

                    The Company has recently been informed that the United States Environmental Protection Agency is investigating offsite acid sludge waste found near the Indian Refinery and is also remediating surface contamination in the Indian Refinery property (now owned by American Western - see below). Neither the Company nor IRLP has been named with respect to these actions. Finally, the bankruptcy court handling American Western's bankruptcy proceedings has approved American Western's petition to sell the Indian Refinery in an auction to the highest bidder on August 15, 1997. If there is no bidder or the highest bidder dismantles and salvages the Indian Refinery rather than operates it, the remediation of related environmental contamination and claims against potentially responsible parties may be accelerated. Although the Company does not believe it has any liability with respect to environmental matters of its current and former refining subsidiaries and would contest any claim, courts might find otherwise and the cost and time to litigate such claims would be material and adversely affect the estimated cash flow above. Any resulting litigation could last several years.

                    2.IRLP Vendor Liabilities:
                      ------------------------

                    IRLP owes its vendors approximately $6,100. Its only major asset is a $5,500 note due from the purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"). IRLP believes that it can fully discharge its vendor liabilities if it receives the entire $5,500 due from the American Western note. In November 1996, American Western filed for bankruptcy and has undertaken to sell the Indian Refinery while in bankruptcy. To date, it has not found any qualified and willing buyers and has received approval of the bankruptcy court to conduct an auction to sell the Indian Refinery to the highest bidder on August 15, 1997. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western and the party which is funding American Western's bankruptcy proceeding hold liens superior to that of IRLP. If the Indian Refinery is sold, it is unlikely that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If the Indian Refinery is not sold, IRLP will not be able to settle its vendor liabilities. In either of these situations, IRLP may file for bankruptcy if it cannot settle with its vendors since its only significant asset is its note due from American Western. In addition, the Illinois Department of Revenue recently filed to assess two present officers of the Company and two former officers of the Company for certain tax liabilities of IRLP. The Company has responded that its officers are not liable for the taxes. Although the Company does not believe such developments affect its estimated cash flow, such may not be the case. IRLP's vendors may attempt to hold the Company liable for IRLP's debts and/or the Illinois Department of Revenue may prevail in its efforts to assess officers of the Company for IRLP liabilities, in which case the Company would have indemnification obligations to such officers. In either case the Company's estimated cash flow may be adversely affected.

                    3.IOC Bankruptcy
                    ----------------
                    IOC, another wholly-owned subsidiary of the Company, filed for bankruptcy in February 1997. IOC's only asset is a platinum catalyst worth approximately $901 and IOC's primary creditor is IRLP. Although the Company does not believe IOC's bankruptcy will affect the Company's estimated cash flow or operations, such may not be the case.

                    4.Powerine Arbitration Litigation:
                    ----------------------------------
                    Although the arbitrator has ruled in the Company's favor in the Powerine Arbitration (see Note 5 to the financial statements) and the Company believes that it is entitled to gross arbitration proceeds of $10,700, MG may be disputing the computation and amount of the arbitration award and there can be no assurance that the proceeds expected by the Company will be received as or when anticipated.

                    5.Larry Long Litigation:
                    ------------------------
                    The above cash flow estimate does not assume the Company will have to pay any claim related to the Larry Long litigation. Although the sale of the Company's oil and gas properties has significantly reduced the Company's exposure, there can be no assurance that the plaintiffs will not file new lawsuits, having already amended their original claim three times. In such case, the Company would be exposed to the continuing costs of defending the amended petitions, and, if it is determined that settlement is in the Company's best interest, the cost to settle the lawsuit. No such costs are included in the above estimate of cash flow.

                    6.Credit Risk - Lone Star:
                    --------------------------
                    At the current time, approximately 88% of the Company's gas marketing volumes are sold to a single customer, Lone Star, under a long-term gas sale contract, which terminates on May 31, 1999. Although Lone Star has paid for all gas purchased when such payments were due, any inability of Lone Star to continue to pay for gas purchased would adversely affect the Company's cash flow.

                    7.Supply Risk - MGNG:
                    ---------------------
                    The Company now purchases approximately 77% of its gas supplies for the Lone Star Contract from MGNG. If spot gas prices increase significantly and MGNG has not hedged its future commitment to supply gas to the Company or if MGNG experiences financial problems, MGNG may be unable to meet its gas supply commitments to the Company. If MGNG does not fulfill its gas supply commitment to the Company, the Company may not be able to fulfill its gas delivery commitment to Lone Star or to achieve the gross margins currently being earned. This would adversely impact the Company's cash flow. Under such circumstances the Company may not be able to recover lost profits and cash flow from MGNG despite contractual provisions providing for such recovery.

                    8.Price Risk - Gas Supply:
                    --------------------------
                    The Company has not hedged or fixed the price on approximately 33% of the gas that it must supply over the next 23 months under its two gas sales contracts. If gas prices increase or remain high, the Company may incur significant losses or reduced gross gas margins when it buys gas at market prices to provide gas for its two gas sales contracts, thus reducing its cash flow from that projected.

                    9.Gas Contract Litigation
                    -------------------------
                    The Company's natural gas marketing subsidiaries and MGNG are parties to several natural gas contracts. The provision of such contracts are very complex and it is possible that the Company's subsidiaries and MGNG may litigate several contractual issues of disagreement. The outcome of such litigation may impact the above cash flow estimates.

                    10.Public Market for the Company's Stock
                    ----------------------------------------
                    Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. In addition, the Company's earnings history is sporadic. Although the Company believes that its earnings and cash flow will be more predictable in the future, there can be no assurance that such will be the case. Such volatility may adversely affect the market price and liquidity of the Company's common stock.

                    In addition, the Company, through its stock repurchase program, has effectively become the major market maker in the Company's stock. If the Company must cease repurchasing shares due to tax regulations governing its tax carryforwards or for other reasons, the market value of the Company's stock may be adversely affected.

                    11.Future of the Company:
                    -------------------------
                    As noted in Note 3 to the financial statements, the Company recently sold 84% of its proved oil and gas reserves and its Texas pipeline. The Company's primary remaining asset is its gas sales contract with Lone Star, which expires on May 31, 1999. Although the Company is seeking investments in the energy sector, including oil and gas properties, the current market is a seller's market and the Company may not be able to acquire such investments at a reasonable price. If the Company does not acquire additional assets, its Board of Directors may decide to liquidate the Company and distribute its assets after allowing for adequate reserves.

                    12.Other
                    --------
                    In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits, drilling risks that new drilling will result in dry holes or marginal wells and the risks and costs of litigation.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1996. Also see Note 5 to the June 30, 1997 financial statements included in Part I.

Item 6.    Exhibits and Reports on Form 8-K

           (A) Exhibits:
               Exhibit 3.1  -   Restated Certificate of Incorporation (1)
               Exhibit 3.2  -   Bylaws (2)
               Exhibit 4.1  -   Specimen Stock Certificate representing
                                 Common Stock (3)
               Exhibit 4.2  -   Rights Agreement between Castle Energy
                                 Corporation and American Stock Transfer and
                                 Trust Company as Rights
                                Agent, dated as of April 21, 1994 (2)
               Exhibit 11.1 -   Statement re: Computation of Earnings Per Share
               Exhibit 27   -   Financial Data Schedule

           (B) Reports on Form 8-K:

                 1.   May 16, 1997 -      Item 5 - Other Events
                 2.   May 30, 1997 -      Item 2 - Acquisition or Disposition
                                           of Assets:
                                          Pro-Forma Financial Statements:
                                              Pro-Forma Consolidated Balance
                                               Sheet - March 31, 1997
                                              Pro-Forma Consolidated Statement
                                               of Operations - October 1, 1996 -
                                               March 31, 1997
                                              Pro-Forma Consolidated Statement
                                               of Operations - October 1, 1995 -
                                               September 30, 1996

(1) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1994.
(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1994.
(3) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date:      August 12, 1997                     CASTLE ENERGY CORPORATION



                                                      /s/ Richard E. Staedtler
                                                      -------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer