Form 10-K
period 1997-09-30
CASTLE ENERGY CORP
filed 1997-12-04
CIK 709355

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

                     -------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         As of November 10, 1997, there were 4,713,546 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $58,677,682 (4,191,263 shares at $14.00 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 1997 FORM 10-K
                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                     PART I


1. and 2.      Business and Properties...................................    1

3.             Legal Proceedings.........................................    7

4.             Submission of Matters to a Vote of Security Holders.......   10

                                     PART II

5.             Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................   11

6.             Selected Financial Data...................................   12

7.             Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   14

8.             Financial Statements and Supplementary Data...............   25

                                    PART III

9.             Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................  63

10.            Directors and Executive Officers of the Registrant.........  63

11.            Executive Compensation.....................................  63

12.            Security Ownership of Certain Beneficial Owners and
               Management.................................................  63

13.            Certain Relationships and Related Transactions.............  63

                                     PART IV

14.            Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................  64

                                     PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        Castle Energy Corporation (the "Company") is engaged in natural gas marketing and oil and gas exploration and production in the United States. During the period from 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary partnership of the Company, owned the Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois. Powerine Oil Company ("Powerine"), a former indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California. By September 30, 1995, the Company had terminated and discontinued all of its refining operations.

        The Company engages in natural gas marketing operations which provide gas to Lone Star Gas Company ("Lone Star"), a division of Texas Utilities Mining Company ("TUMCO"), pursuant to a take-or-pay contract for natural gas through May 31, 1999 ("Lone Star Contract"). At September 30, 1997, approximately 28.5 billion cubic feet of natural gas remained to be sold to Lone Star. The Company has fixed price gas purchase contracts in place for the supply of approximately 90% percent of the natural gas necessary to fulfill its commitments under the Lone Star Contract and, accordingly, has fixed a substantial portion of its gross margin with respect to its gas marketing operations. The Company delivers natural gas to Lone Star through a 77-mile intrastate pipeline located in Rusk County, Texas. The pipeline is owned by a subsidiary of Union Pacific Resources Company ("UPRC") and the Company's gas marketing subsidiary has a gas transportation contract with the UPRC subsidiary for the transportation of the gas sales volumes remaining under the Lone Star Contract. The pipeline was previously owned by the Company and was sold to UPRC on May 30, 1997.

        In addition to its natural gas marketing operations, the Company, through its subsidiaries, conducts oil and gas exploration and production operations. The Company's exploration and production subsidiaries own interests in approximately 300 producing oil and gas wells located in eight states. The subsidiaries operate most of the 300 wells. At September 30, 1997, the Company's exploration and production operations included proved reserves of 15.7 billion cubic feet of natural gas and 206,000 barrels of oil.

        During the period from September 1989 to October 14, 1994, a substantial portion of the Company's stock was owned by Metallgesellschaft Corp. ("MG"), a wholly-owned subsidiary of Metallgesellschaft A.G. ("MG AG"), a German conglomerate. During this period, MG provided financing and crude supplies to IRLP and Powerine and entered into processing and product offtake agreements with them. In December 1993, it was reported that MG AG had incurred substantial losses as a result of hedging and other related activities. Thereafter, MG sought to terminate its on-going relationships with the Company. In October 1994, the Company and MG completed the restructuring of such relationships ("MG Settlement"). As a result, substantially all of the Company's contractual relationships with MG and its affiliates were amended or terminated. Subsequent to the MG Settlement, the Company sought to dispose of its two refineries and to expand its natural gas marketing and transmission and exploration and production businesses. Operations at the Powerine Refinery ceased in July 1995 and operations at the Indian Refinery ceased by September 30, 1995. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). On December 12, 1995, IRLP sold the Indian Refinery to American Western Refining L.P. ("American Western"), a subsidiary of Gadgil Western Corporation ("Gadgil"). For accounting purposes, refining operations were classified as discontinued operations in the Company's Consolidated Financial Statements as of September 30, 1995 (see Note 3 to the consolidated financial statements included in Item 8 to this Form 10-K).

        See Note 21 to the Company's Consolidated Financial Statements for information with respect to the Company's identifiable industry segments for the years ended September 30, 1997, 1996 and 1995.

        In July 1996, an owner of oil and gas interests in wells operated by one of the Company's subsidiaries filed a suit against the Company and three of its subsidiaries. The plaintiff claimed, among other things, that the subsidiaries have underpaid nonoperating owners with respect to gas production from oil and gas properties and attempted to bring a class action on behalf of all such owners based upon various legal theories. The plaintiff subsequently amended its pleadings reducing the exposures of the Company and its subsidiaries. (See Item 3 of Part I.)

        On May 30, 1997, the Company consummated the sale of its Texas oil and gas properties and pipeline to UPRC and its wholly-owned subsidiary, and Union Pacific Intrastate Pipeline Company ("UPIPC"), respectively. The effective date of the sale was May 1, 1997. The assets sold included approximately 8,150 net acres, 115 producing oil and gas wells and a 77- mile pipeline which gathers gas from the producing wells and delivers it to a pipeline owned by Lone Star. The proved reserves associated with the oil and gas properties that were sold comprised approximately 84% of the Company's proved reserves. The Company still owns its non-Texas oil and gas properties and its gas sales contract with Lone Star.

        In October 1996 the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. At November 10, 1997, 2,085,100 shares had been repurchased and the Company's Board of Directors had authorized the purchase of up to 414,900 additional shares.

                              NATURAL GAS MARKETING

General

       On December 3, 1992, the Company, through three wholly-owned subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("Marketing"), Castle Texas Pipeline Limited Partnership ("Pipeline") and Castle Texas Production Limited Partnership ("Production"), acquired from Atlantic Richfield Company ("ARCO"), a gas contract with Lone Star, a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts for an aggregate purchase price of approximately $103.7 million, including cash, assumption of debt and certain transaction costs. Upon acquiring these assets, the Company entered a new segment of the oil and gas business, natural gas marketing and transmission.

Assets

       Gas Contract

       Pursuant to the terms of the Lone Star Contract, Marketing sells natural gas to Lone Star at a fixed price per million British thermal units ("MMBtu"), plus transportation and severance tax reimbursement. The Lone Star Contract, which expires on May 31, 1999, provides for minimum average deliveries of 45 million cubic feet per day through May 31, 1999. The contract also includes a take-or-pay provision whereby Lone Star must pay for 60% of the monthly contract volume whether or not it takes such volume (although deficiencies in one month may, subject to certain limitations, be taken in subsequent months without additional payments). Pursuant to a gas purchase contract between Marketing and MG Natural Gas Corp. ("MGNG"), a wholly-owned subsidiary of MG, MGNG is supplying approximately 90% of the natural gas required to meet the requirements of the Lone Star Contract at fixed prices. Marketing is purchasing the remaining 10% of its natural gas requirements from UPRC at spot (market) prices. None of the Company's own gas production is supplied to the Lone Star Contract. All of the gas sold to Lone Star is delivered through a 77-mile pipeline in Rusk County, Texas. The pipeline is now owned by UPIPC. As part of the sale of the pipeline to UPIPC (see above), Marketing entered into a gas transportation contract whereby UPIPC agreed to transport all of the gas remaining to be delivered under the Lone Star Contract. The transportation costs for such transportation were prepaid as part of the sale to UPIPC.

       The fixed price received by Marketing for gas sold to Lone Star has been substantially in excess of the spot (market) price during virtually all of the Lone Star Contract from December 3, 1992 (date acquired) through September 30, 1997 and through November 10, 1997. It also exceeds the fixed price of gas purchased from MGNG for the Lone Star Contract. As a result, Marketing has substantially locked in a gross margin equal to the excess of the price received from Lone Star over the price paid to MGNG with respect to the 90% of its natural gas requirement that it must purchase from MGNG. Such "locked up" gross margins are, however, subject to the supply risk of MGNG, the credit risk of Lone Star and other contractual risks in the Lone Star Contract.

       In September 1993, one of the Company's subsidiaries entered into a contract to sell 7,356,000 MMBtu's of gas to MGNG. The gas is to be provided to MGNG ratably from June 1, 1996 through May 31, 1999 at a fixed price. The subsidiary is buying the gas to be sold to MGNG on the spot market and, at September 30, 1997, had hedged approximately 25% of the remaining gas to be sold to MGNG. The subsidiary remains exposed to the difference between the fixed sales price to MGNG and the price it will pay to purchase gas on the spot market for the remaining 75% of gas to be sold to MGNG. In September and November 1997, the fixed price received from MGNG was significantly less than the spot (market) price.

                     OIL AND GAS EXPLORATION AND PRODUCTION

General

       The Company's oil and gas exploration and production business is currently conducted through Castle Exploration Company, Inc. ("CECI"), a wholly-owned subsidiary, and Petroleum Reserve Corporation, a division of the Company, and includes interests in approximately 300 producing oil and gas wells located in eight states. From December 3, 1992 to May 30, 1997 Production, the Company's other wholly-owned exploration and production subsidiary, owned and operated approximately 115 oil and gas wells in Rusk County, Texas. On May 30, 1997, Production sold these wells and related undrilled acreage to UPRC. As a result, production from these wells is included in the data below only through May 30, 1997 and proved oil and gas reserves related to these wells and related acreage is excluded from Company reserve and acreage data as of September 30, 1997.

Properties

       Proved Oil and Gas Reserves

       The following is a description of the Company's oil and gas reserves as of September 30, 1997. All estimates of reserves are based upon engineering evaluations prepared by Huntley & Huntley, independent petroleum reservoir engineers, in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 1997 are as follows:




Net MCF (1) of gas:
   Proved developed producing.........................        10,383,000
   Proved developed non-producing.....................         1,097,000
   Proved undeveloped.................................         4,212,000
                                                             -----------
   Total..............................................        15,692,000
                                                              ==========
Net barrels of oil:
   Proved developed producing.........................           206,000
   Proved developed non-producing.....................
   Proved undeveloped.................................
   Total..............................................
                                                              ----------
                                                                 206,000
                                                              ==========
----------------
        (1)  Thousand cubic feet

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 1997, including production from acquired properties since the date of acquisition.


                                         Fiscal Year Ended September 30,
                                    -------------------------------------------

                                       1997              1996             1995
                                    ---------         ---------        ---------
Oil -- Bbls (barrels)..........        36,000            46,000           50,000
Gas -- MCF.....................     2,454,000         3,349,000        3,721,000

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


                                                            Fiscal Year Ended September 30,
                                                        ---------------------------------------
                                                           1997           1996           1995
                                                        ---------       --------       --------
Average Sales Price per Barrel of Oil...........           $19.94        $17.33         $15.59
Average Sales Price per MCF of Gas..............          $  2.46       $  2.38        $  2.13
Average Production Cost per Equivalent MCF(1)...         $    .73       $  0.56        $  0.59

----------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        Approximately 55%, 75% and 74% of gas volumes sold during the fiscal years ended September 30, 1997, 1996 and 1995, respectively, were sold to Lone Star to partially provide the volumes needed for the Lone Star Contract. As a result of the sale of the Texas oil and gas properties to UPRC in May 1997, none of the Company's gas volumes are now being sold to Lone Star.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 1997. The wells and acreage owned by the Company and its subsidiaries are located primarily in Alabama, California, Illinois, Louisiana, Mississippi, New Mexico, Oklahoma and Pennsylvania.


                                                               As of
                                                        September 30, 1997
                                                     -------------------------
                                                     Gross(2)          Net (3)
                                                     --------          -------
Productive Wells:(1)
Gas Wells.......................................         273               105
Oil Wells.......................................          35                 8
Acreage:
Developed Acreage...............................      57,658            14,103
Undeveloped Acreage.............................      25,564            14,531
----------
(1) A "productive well" is a producing well or a well capable of production. Fifty-five wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.
(2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 1997 the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition. No exploratory wells were drilled during the periods presented.






                                                                  Fiscal Year Ended September 30,
                                            ----------------------------------------------------------------------------
                                                    1997                       1996                      1995
                                            ---------------------      ---------------------     ----------------------
                                            Productive        Dry      Productive        Dry     Productive         Dry
                                            ----------        ---      ----------        ---     ----------         ---
Developmental:
   Gross..................................       3.0           --          --            --          --             --
   Net....................................       1.4           --          --            --          --             --

        The Company is currently conducting a 10-13 well drilling program on its undrilled Alabama coalbed methane acreage. It has also recently entered into a joint venture to drill up to 100 wells in Pennsylvania over the next three to four years.


                                    REFINING

        Until September 30, 1995 two of the Company's subsidiaries operated in the refining segment of the petroleum business. The two subsidiaries owned and operated refineries with a combined refining (distillation) capacity of 135,500 barrels per day. IRLP owned and operated the Indian Refinery in Lawrenceville, Illinois and Powerine owned and operated the Powerine Refinery in Santa Fe Springs, California. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen. On December 12, 1995, IRLP sold the Indian Refinery to American Western. In addition, Powerine merged into a subsidiary of EMC on January 16, 1996 and is no longer a subsidiary of the Company. The Company still owns IRLP, which is inactive and owns no refining assets.

        As a result of the foregoing, refining operations were classified as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively.


                                   REGULATIONS

         Since the Company has disposed of its refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the Company has some contingent environmental exposures. See Items 3 and 7 to this Form 10-K and Note 13 to the financial statements.

        The oil and gas exploration and production operations of the Company are subject to a number of local, state and federal environmental laws and regulations. To date, compliance with such regulations by the Company's natural gas marketing and transmission and exploration and production segments has not resulted in material expenditures.

        All states in which the Company conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Some state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or unit. Most states also have regulations requiring permits for the drilling of wells, and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Recently there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation has resulted in, and is anticipated to continue to result in, increased legal and compliance costs being incurred by the Company. Based on past costs, even considering recent increases, management of the Company does not believe such legal and compliance costs will have a material adverse effect on the financial condition or results of operations of the Company.

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 10, 1997, the Company, through its subsidiaries, employed 6 personnel. In addition, the Company out sources all of its administrative, land and accounting functions and its well operations functions.


The Company leases certain offices as follows:

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

ITEM 3. LEGAL PROCEEDINGS

Contingent Environmental Liabilities - Refining

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing. Between September 29, 1995 and December 12, 1995 both of the refineries owned by the Company's refining subsidiaries were sold to outside parties. In each case the purchaser assumed all environmental liabilities. Furthermore, on January 16, 1996, Powerine, the subsidiary that previously owned the Powerine Refinery, was effectively acquired by EMC, an outside unrelated party.

        As of November 10, 1997, neither of the purchasers of the refineries had restarted the refineries. In addition, the purchaser of the Indian Refinery, American Western, had defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and recently sold the Indian Refinery to a new owner, an outside party. The new owner of the Indian Refinery has not indicated whether or not it intends to restart the refinery or any portion of it.

        Although the environmental liabilities related to both of the Company's Refineries have been assumed by others, there can be no assurance that the Company or one or more of its subsidiaries will not be sued for matters related to environmental liabilities of the refineries. The purchaser of the Powerine Refinery is thinly capitalized and without significant financial resources. The purchaser of the Indian Refinery, American Western, filed for bankruptcy and sold the Indian Refinery to the highest bidder. If either Powerine or the new owner of the Indian Refinery fails to operate its refinery and/or they or their successors do not provide for related environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) could become a party in related legal actions. Although the Company does not believe it has any liabilities with respect to environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

General

        Powerine Arbitration

        On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MG Trade Finance Corp ("MGTFC"), a wholly-owned subsidiary of MG, including $10.8 million of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

         a. MG released Powerine from all liens and claims.

         b. MG loaned the Company $10 million.

         c. Powerine transferred its claim with respect to the Disputed Amount to the Company.

         d. The claim with respect to the Disputed Amount was submitted to binding arbitration (the "Powerine Arbitration").

         e. MG could offset the $10 million loan to the Company against the $10 million note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

        The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388,500 barrels of refined products lifted by MG's subsidiary, MG Refining and Marketing, Inc. ("MGRM"), and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decided in favor of the Company, the Company's note to MG would be reduced and the net amount due to the Company from MG would be increased. If the arbitrator settled the Disputed Amount entirely in the Company's favor, the Company's note to MG would be cancelled and MG would still owe the Company its $10 million note (due October 14, 1997). If the arbitrator settled the Disputed Amount entirely in MG's favor, the Company's note from MG would be discharged.

        In December 1996, the Company and MG presented oral arguments to the arbitrator.

        On May 29, 1997, the arbitrator issued a written opinion finding for the Company on all liability issues and directing the parties to calculate the amount due to the Company. Pursuant to the Payoff Agreement, the Arbitrator's award is limited to $10.7 million. The amount awarded, plus accrued interest, is first to be offset against the Company's Note to MG ($10 million), with any remaining cash to be paid to the Company. In addition, MG owes the Company $10 million on the MG Note. In the aggregate the Company believes it is due approximately $10.8 million after all offsetting and allowing for interest.

        On October 14, 1997, MG paid the Company $8.7 million. The Company believes it is entitled to an additional $2.1 million. The dispute concerns interest related to the amount awarded. The arbitrator has taken the matter under advisement and is expected to resolve the issue in the near future. Since the Company continues to carry a net receivable of $10 million on its books at September 30, 1997, the Company will record a gain if it ultimately collects more than $10 million and a loss if it ultimately collects less than $10 million. To the extent that any resulting gain or loss relates to discontinued refining operations, any impact will be considered with other items impacting discontinued operations.

        SWAP Agreement - MGNG

        IRLP, the Company's inactive refining subsidiary, is involved in litigation with MGNG. The litigation involves competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and IRLP. The litigation is related to the Powerine Arbitration litigation (see above) and IRLP expects this litigation to be settled shortly after the Powerine Arbitration litigation is finally resolved. If IRLP prevails, it expects to recover $703,000. If MGNG prevailed, IRLP would have been liable for up to $653,000. The amount at stake was accordingly $1,356,000.

        As a result of the favorable decision received in the Powerine Arbitration (see above), IRLP expects to recover $703,000 and has accordingly recorded a $703,000 receivable as of September 30, 1997. MGNG has claimed that such amounts are not due until the Powerine Arbitration proceeds are paid by MG. $8.7 million of such proceeds were paid by MG on October 13, 1997. IRLP believes $703,000 plus interest is already due and is currently preparing legal proceedings against MGNG to recover these amounts. Such recovery will be recorded, however, when and if actual recovery occurs. Therefore, the amount at which it is resolved will directly impact its discontinued operations. The impact of resolution will be considered with other items, if any, impacting discontinued operations.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, ARCO, B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to Lone Star. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40 million.

        After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs have apparently now limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership. No hearing has been held on the plaintiffs' request for class certification, however. Furthermore, no hearing is presently scheduled, and additional discovery will need to be conducted before any class certification hearing is held.

        Based upon the revised pleadings, management of the Company determined that the possible exposure of the Company and its subsidiary limited partnerships for all gas sold to Lone Star in the past and in the future, were they to lose the case, was less than $3 million. However, the Company recently sold all of its Rusk County oil and gas properties to UPRC (see Note 4 to the financial statements). The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production. Management continues to believe that the plaintiffs' claims are without merit and intends to vigorously fight the claims which have been asserted by the plaintiffs. Moreover, management believes that the recent sale to UPRC has reduced the total exposure of the Company and its subsidiary limited partnerships to less than $2 million in actual damages if they were to lose the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Principal Market

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX".

Stock Price and Dividend Information

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 1997.


                                                                        1997                             1996
                                                               -------------------------          --------------------
                                                                  High            Low              High            Low
                                                                  ----            ---              ----            ---

First Quarter (December 31)..................................    $11.50         $ 6.63           $  9.00         $7.00
Second Quarter (March 31)....................................     13.75          10.25              9.38          7.38
Third Quarter (June 30)......................................     13.75          10.50             12.25          8.75
Fourth Quarter (September 30)................................     15.25          12.75             11.25          8.00

        The final sale of the Company's Common Stock as reported by the NNM on November 10, 1997 was at $14.00.

        Dividends:

        On June 30, 1997, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends of $.15 per share on the Company's common stock. The first two quarterly dividends under the policy, $.15 per share each, each of which was declared in fiscal 1997, were paid on July 15, 1997 and October 15, 1997 to holders of record as of July 11, 1997 and October 10, 1997, respectively. As with any Company the declaration and payment of future dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors.

Approximate Number of Holders of Common Stock

        As of November 10, 1997, the Company's Common Stock was held by approximately 3,100 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        During the Company's five fiscal years ended September 30, 1997, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In August 1989, the Company acquired the Indian Refinery. From April 1990 until November 1990, the Company performed refurbishment work on the Indian Refinery and recommenced operations in November 1990. In February 1992, the Company entered into a product offtake agreement with MGRM ("Indian Offtake Agreement") which was restructured and extended in May 1993. In December 1992, the Company acquired certain oil and gas and pipeline assets from ARCO. In June 1993, the Company sold its business of administration of oil and gas partnerships. In October 1993, the Company acquired the Powerine Refinery. During fiscal 1995, the Company reached a settlement with MG and its affiliates and terminated most of its transactions and relationships with MG. By September 1995, the Company had discontinued its refining operations. In May 1997, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and one of its subsidiaries. See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 1997 and all income statement information has been reclassified to give effect to the discontinuance of refining operations. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                           For the Fiscal Years Ended September 30,
                                                          ------------------------------------------------------------------------
                                                                        (in Thousands, except per share amounts)
                                                              1997           1996            1995            1994           1993
                                                          ----------   -------------       --------        --------       --------
Revenues:
    Natural gas marketing and transmission.............      $64,606         $59,471        $70,402         $61,259       $ 56,676
    Exploration and production.........................        7,113           9,224          9,197           8,552         10,124
Gross Margin:
    Natural gas marketing and transmission.............       24,640          25,238         30,242          24,199         22,200
    Exploration and production.........................        5,173           7,179          6,831           5,923          7,469
Earnings before interest, taxes, depreciation, and
 amortization:
    Natural gas marketing and transmission.............       23,054          23,162         28,252          22,003         20,361
    Exploration and production.........................        4,036           5,944          5,761           4,494          5,940
Corporate general and administrative expenses..........       (3,370)         (3,499)        (4,995)         (5,499)        (2,191)
Depreciation, depletion and amortization...............      (12,250)        (13,717)       (14,155)        (13,452)       (12,191)
Interest expense.......................................       (1,038)         (1,959)        (4,046)         (9,233)        (9,117)
Interest income and other income (expense).............       21,097           3,884            966             950             85
                                                            --------       ---------     ----------     -----------   ------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of a change
    in accounting......................................       31,529          13,815         11,783           (737)          2,887
Provision for (benefit of) income taxes related to
    continuing operations..............................        4,663        (11,259)         37,823        (17,077)       (44,081)
                                                           ---------       --------        --------       --------       --------
Income (loss) from continuing operations                      26,866          25,074       (26,040)          16,340         46,968
Income from discontinued refining operations net of
    applicable income taxes............................                                      40,937          22,577         12,355
                                                          ----------   -------------       --------        --------       --------
Income before cumulative effect of a change in
    accounting principle...............................       26,866          25,074         14,897          38,917         59,323
Cumulative effect on prior years of change in
    accounting principle - adoption of FAS 109.........                                                                      8,514
                                                          ----------   -------------  -------------   -------------      ---------
Net income.............................................      $26,866         $25,074        $14,897         $38,917        $67,837
                                                             =======         =======        =======         =======        =======
Dividends..............................................     $  1,446
                                                            ========
Net income (loss) per share (fully diluted):
    Continuing operations..............................    $    4.64       $    3.73    ($    3.84)       $    1.44      $    6.20
    Discontinued operations............................                                        6.04            1.99           1.64
    Cumulative effect of a change in accounting........                                                                       1.12
                                                          ----------   -------------  -------------   -------------     ----------
                                                           $    4.64       $    3.73      $    2.20       $    3.43      $    8.96
                                                           =========       =========      =========       =========      =========
Dividends per share....................................   $      .30
                                                          ==========

                            (continued on next page)


                                                                                     September 30,
                                                                                    (in Thousands)
                                                          ----------------------------------------------------------------------
                                                          1997           1996            1995            1994           1993
                                                          ----           ----            ----            ----           ----
Balance Sheet Data:
   Working capital (deficit)...........................     $46,384      ($   4,452)    ($  12,474)     ($  22,769)     ($ 47,462)
   Property, plant and equipment, net, including oil
      and gas properties...............................       2,998          36,223         40,406         339,876        150,299
   Total assets........................................      82,717         101,230        116,904         646,491        392,738
   Long-term debt, including current maturities........                      14,006         35,946         394,123        199,020
   Stockholders' equity (deficit)......................      67,765          66,711         41,637          37,920         (9,387)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     ("000's" Omitted Except Share Amounts)
                     --------------------------------------

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

        As noted above, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and one of its subsidiaries in May 1997. The oil and gas reserves sold approximated 84% of the Company's oil and gas reserves at the date of sale. As a result operations applicable to the assets sold only impacted consolidated operations for eight months in fiscal 1997 versus twelve months in fiscal 1996, 1995 and 1994.

Fiscal 1997 vs Fiscal 1996

        Natural Gas Marketing and Transmission

        Gas sales from natural gas marketing and transmission increased $5,128 or 8.6% from fiscal 1996 to 1997. The increase consists of the following:


                                                          September 30,
                                                   -------------------------
                                                     1997             1996
                                                   -------           -------

  Gas sales to Lone Star.................          $59,695           $57,823
  Gas sales to MGNG......................            4,904             1,648
                                                   -------           -------
                                                   $64,599           $59,471
                                                   =======           =======

        Lone Star Contact

        Natural gas sales under the Lone Star Contract increased $1,872 or 3.2% from fiscal 1996 to fiscal 1997. Under the Company's long-term gas sales contract with Lone Star, the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

        For fiscal 1997, deliveries and sales to Lone Star, including those derived from the Company's own production, were approximately $220 less than those which would have resulted if daily deliveries had been fixed and equal. At September 30, 1997, the remaining volumes to be delivered under the Lone Star Contract were approximately 4.2% greater than those that would be delivered to Lone Star if daily deliveries were fixed and equal.

        Gas sales to MGNG increased $3,256 or 197.6% from fiscal 1996 to fiscal 1997 because such sales commenced June 1, 1996. Since sales to MGNG are for equal daily volumes at fixed prices the increase in gas sales is directly proportional to the increase in the sales period.

        Gas purchases increased $5,733 or 16.7% from fiscal 1996 to fiscal 1997. The increase consists of the following:

                                                          September 30,
                                                   -------------------------
                                                     1997             1996
                                                   -------           -------

  Gas purchases - Lone Star Contract........       $34,686           $32,878
  Gas purchases - MGNG Contract.............         5,280             1,355
                                                 ---------         ---------
                                                   $39,966           $34,233
                                                   =======           =======

        Gas purchases for the Lone Star Contract increased $1,808 or 5.5% from fiscal 1996 to fiscal 1997. For fiscal 1996 gas purchases comprised 56.9% of gas sales versus 58.1% of gas sales for fiscal 1997. From 1996 to 1997 the gross margin increased $64 or .3%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) decreased 1.2% from 43.1% for fiscal 1996 to 41.9% for fiscal 1997.

        The increase in gas purchases as a percentage of gas sales and the concomitant decrease in the gross margin percentage result from offsetting factors. The cost of gas decreased because the Company replaced gas contracts that expired in April 1997 with market price contracts. The expiring contracts called for gas prices substantially in excess of market prices whereas the replacement gas contracts are at market prices, resulting in the decreased costs to the Company for a portion of the gas it supplies to Lone Star. This reduction was offset by the higher gas prices that the Company had to pay for the 10% of its gas that it supplies to Lone Star and that is not hedged and to a minor degree by a $251 non-recurring favorable gas purchase adjustment in the first quarter of fiscal 1996 which had no counterpart in fiscal 1997.

        Gas purchases applicable to the MGNG Contract as a percentage of related sales increased from 82.2% in fiscal 1996 to 107.7% in fiscal 1997. In fiscal 1996 the gross margin was $293 versus a deficit of $376 in fiscal 1997. The increase in the cost of gas purchases and related decrease in the gross margin were caused by increases in spot gas prices, net of hedging adjustments.

        Operating costs decreased $373 or 44.1% from fiscal 1996 to fiscal 1997. Most of the decrease is attributable to the sale of the Castle Pipeline to UPIPC on May 30, 1997. Other factors accounting for the decrease include the termination of two pipeline employees in January 1997, when the Company still operated the Castle Pipeline and decreased insurance costs, property taxes and compressor maintenance costs during the first eight months of fiscal 1997 versus the first eight months of fiscal 1996.

        General and administrative costs decreased $455 or 40% from fiscal 1996 to fiscal 1997. The primary factor causing the decrease was the sale of the Castle Pipeline to UPIPC on May 30, 1997, resulting in only minor general and administrative expense thereafter. Other factors causing the decrease were the termination of management agreements with subsidiaries of MG in January 1997 and the performance of their functions internally without additional costs and decreased insurance cost. These were offset by an increase due to a $165 severance payment to the former President of the Company's natural gas marketing subsidiary in January 1997.

        Although the Company still markets natural gas, it no longer owns or operates its Texas pipeline. Future natural gas marketing general and administrative expenses are expected to be immaterial.

        Transportation

        Transportation expense increased from zero for fiscal 1996 to $338 for fiscal 1997. All of the transportation expense for fiscal 1997 was incurred from June 1, 1997 to September 30, 1997 and results from the amortization of the prepaid transportation asset received from UPIPC in the sale of the Castle Pipeline (see Note 4 to the financial statements). Prior to the sale to UPIPC, the Company owned and operated the Castle Pipeline and intercompany transportation charges were eliminated in consolidation. Commencing June 1, 1997, the Company commenced amortizing the $3,000 prepaid transportation asset over the remaining term of the Lone Star Contract, which expires on May 31, 1999.

        Depreciation and Amortization

        Depreciation and amortization decreased $754 or 6.6% from fiscal 1996 to fiscal 1997. The decrease results from the sale of the Castle Pipeline to UPIPC on May 30, 1997. The decrease approximates the amount of depreciation and depletion that would have been incurred had the Castle Pipeline not been sold.

        Exploration and Production

        Oil and gas sales decreased $2,042 or 23.3% from fiscal 1996 to fiscal 1997. The decrease results primarily from the sale of 84% of the Company's proved reserves to UPRC on May 30, 1997 (see Note 4 to the financial statements). In fiscal 1996 oil and gas sales applicable to such reserves were for twelve months versus only eight months in fiscal 1997. In addition to the sale of the properties to UPRC, two other offsetting factors are relevant. Oil and gas sales decreased due to a decrease in production volumes. The decline in production volumes results from the general maturing of the Company's reserves since the Company has not made any significant reserve acquisitions and did not conduct any significant drilling until July 1997. This decrease was offset by an increase in oil and gas prices in fiscal 1997.

        As a result of the sale to UPRC, the Company's oil and gas production is expected to decrease by at least 60% - 65%. Nevertheless, the Company has recently entered into a joint venture with another operator to drill up to 100 Appalachian wells over the next three to four years and is also in the process of drilling approximately 10 - 13 coalbed methane wells in Alabama. In addition, the Company is currently reviewing several possible acquisitions of oil and gas assets. As a result the Company expects to replace some of the production and reserves that it sold to UPRC.

        Revenues from well operations decreased $69 or 15.6% from fiscal 1996 to fiscal 1997. The decrease results primarily from operating revenues lost when the Company sold its Rusk County, Texas oil and gas properties to UPRC in May 1997.

        Oil and gas production expenses decreased $105 or 5.1% from fiscal 1996 to fiscal 1997. The decrease was caused by the sale of the Company's Rusk County oil and gas properties to UPRC on May 30, 1997. In fiscal 1997 oil and gas production expenses were 28.8% of oil and gas sales versus 23.3% of oil and gas sales in fiscal 1996. The increase in production expenses as a percentage of oil and gas sales results from the general maturing of the Company's oil and gas properties, the lack of new drilling by the Company for most of the recent fiscal year and the tendency for older depleting properties to carry a higher production expense burden than recently drilled properties. As noted above, the Company has commenced several drilling activities and the oil and gas production expense ratio may improve in the future, although there can be no assurance such will be the case.

        General and administrative expenses decreased $98 or 7.9% from fiscal 1996 to fiscal 1997. The decrease results from offsetting factors. General and administrative expenses decreased because the Company closed its Tulsa office in June 1996 and because the Company sold its Rusk County, Texas oil and gas properties to UPRC in May 1997. These decreases were offset, however, by increased legal fees due to the Larry Long litigation which was filed in July 1996. (See Note 15 to the financial statements.)

        Depreciation, depletion and amortization decreased $713 or 30.7% from fiscal 1996 to fiscal 1997. The decrease was primarily caused by the sale of the Company's Rusk County, Texas oil and gas properties to UPRC on May 30, 1997. Had the properties not been sold to UPRC, depreciation, depletion and amortization for fiscal 1997 would have been approximately $450 higher.

        On May 30, 1997, the Company sold its Texas oil and gas properties and pipeline (see Note 4 to the financial statements). The sale resulted in a $19,667 non-recurring gain. There was no counterpart in fiscal 1996.

        Interest income increased $524 or 54.5% primarily because of interest earned from June 1, 1997 to September 30, 1997 on the unspent proceeds from the sale of the Company's Texas oil and gas properties and pipeline (see Note 4 to the financial statements).

        Other income (expense) decreased $2,978 from $2,923 of other income for fiscal 1996 to other expenses of $55 for fiscal 1997. Of the $2,923 of other income in 1996, $2,725 represented recoveries from a plaintiff class escrow fund related to stockholder litigation. The parties reached a settlement with respect to the stockholder litigation in October 1994. The proceeds to the Company represent unclaimed funds that were to revert to the Company pursuant to the settlement order for the litigation.

        Interest expense decreased $921 or 47.0% from fiscal 1996 to fiscal 1997. The net decrease in interest expense is attributable to offsetting factors. Amortization of debt issuance costs, which is treated as interest expense under generally accepted accounting principles, increased $169 from $174 for fiscal 1996 to $343 for fiscal 1997. The increase is attributable to debt issuance costs incurred in connection with the Company's refinancing of its senior debt. Interest expense, on the other hand, decreased $1,090 from $1,785 for fiscal 1996 to $695 for fiscal 1997 primarily because the average debt outstanding during fiscal 1997 was less than that outstanding during fiscal 1996. On May 30, 1997, the Company repaid its debt. The Company does not anticipate that it will need debt financing in the foreseeable future.

        Tax Provision

        As a result of the tax benefit recorded in fiscal 1996, the Company expected to provide for income taxes at a 36% blended statutory rate for the remainder of the Lone Star Contract for book purposes. During this period the Company expected to pay income taxes, however, at a 2% effective rate, consisting of Federal alternative minimum tax.

        The Company's tax provision for fiscal 1997 consists of two components:

        a. The tax provision on pre-tax accounting income, exclusive of the $19,667 gain on the sale of assets, aggregates $4,270 and essentially represents the amortization of the $7,716 deferred tax asset recorded at September 30, 1996 at an effective rate of 36% of earnings. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

        b. The tax provision on the $19,667 gain equals the Company's expected tax liability for the income related to the sale and aggregates $393. The tax rate used in such calculation was 2%, the Federal alternative minimum tax rate. The Company is not subject to a higher tax rate due to its carryforwards. A tax provision of 36% was not provided for the gain because a related deferred tax asset was previously reserved since the Company did not anticipate selling the properties and had previously taken the properties off the market.

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

        Oil and gas sales from the exploration and production segment increased $62 or .7% as a result of offsetting factors. Production, expressed in equivalent units of natural gas, decreased approximately 10% while the prices received for oil and gas production increased approximately 11%. At the current time gas prices are high although there can be no assurance this trend will continue.

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

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997, the Company generated $26,048 of cash flow from operating activities, $50,184 from the sale of its Rusk County oil and gas properties and pipeline to UPRC and UPIPC, respectively, and $797 from the exercise of stock options, resulting in a total of $77,029 of cash flow generated. Of this amount, $14,006 (net) was used to repay debt, $25,163 was used to repurchase the Company's stock, $1,540 was invested in oil and gas properties and $3,439 was spent for other investing/financing activities, resulting in an increase in unrestricted cash of $32,881. At September 30, 1997, the Company's working capital was $46,384 versus a deficit of $4,452 at September 30, 1996. (Subsequent to September 30, 1997, the Company also received an $8,700 payment from MG). Also at September 30, 1997, the Company was free of long-term debt, having repaid its revolving credit facility with a portion of the proceeds from the sale of its oil and gas properties and pipeline to UPRC and UPIPC, respectively.

        At September 30, 1996, the Company contemplated paying off its senior debt and financing the drilling of its undrilled Texas acreage. As a result of the sale to UPRC and the cash proceeds received, the Company's liquidity and capital resource posture changed significantly. The Company, after repayment of long-term debt, had approximately $40,000 of cash but had sold most of its oil and gas assets. After lengthy consideration, the Company decided to continue operations rather than to liquidate for the following reasons:

        a. The Company's remaining oil and gas production was viable and included undrilled acreage.

        b. The Company's natural gas marketing contract with Lone Star would not terminate until May 31, 1999 and the Company would have had to sell this contract at a significant discount to liquidate.

        c. Given current litigation and on-going contractual relationships, liquidation would be cumbersome and expensive and several contingent obligations would remain.

        d. Management believes that there are several promising opportunities for investment in the oil and gas business specifically and the energy sector generally.

        Nevertheless, the Company's Board of Directors authorized the Company to repurchase up to 2,500,000 of the Company's outstanding shares to provide an exit vehicle for investors who wanted to liquidate their investment in the Company. As of September 30 and November 10, 1997, 2,085,100 shares had been repurchased at a cost of $25,163 ($12.07 average price/share).

        In conjunction with its intention to increase its oil and gas assets, the Company is currently undertaking a 10-13 well drilling program on its undrilled coalbed methane acreage in Alabama. It has also entered into a joint venture to drill up to 100 wells in Appalachia over the next three to four years. These drilling activities will require capital costs of approximately $10,000 from the Company, including $4,000 through September 30, 1999. In addition, subsequent to September 30, 1997, the Company invested $1,000 in a promissory note to Penn Octane Corporation, a public company involved in the liquid petroleum gas and compressed natural gas businesses (see Note 24 to the financial statements). The Company is also currently evaluating other possible acquisitions and investments in the exploration and production business.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash receipts and expected cash obligations included below. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.

        As a result of the sale of its oil and gas properties and pipeline and the repayment of its revolving credit facility, the Company had $36,338 in unrestricted cash and owed no long-term debt as of September 30, 1997. In addition, the Company retains its gas sales contract with Lone Star and a portion of its exploration and production business. An estimate of the Company's expected cash resources and obligations from October 1, 1997 to September 30, 1999 is as follows:


Expected Cash Resources:                                                               ("000's" Omitted)

   Cash on hand - October 1, 1997 ...............................................           $ 36,338
   Cash flow - gas marketing and remaining exploration and production operations              43,150
   Repayment of Penn Octane Corporation note ....................................              1,000
   Proceeds from Powerine Arbitration (received subsequent to September 30, 1997)              8,700
   Additional proceeds from Powerine arbitration ................................              2,140
   Proceeds from platinum recovery - IRLP .......................................                800
   Proceeds from SWAP litigation - IRLP .........................................                703
   Proceeds from American Western note ..........................................              2,919
   Interest .....................................................................              5,715
                                                                                            --------
                                                                                             101,465
                                                                                            --------

Expected Cash Obligations:

   Liquidation of working capital ...............................................                762
   New drilling .................................................................              4,000
   Purchase of 414,900 additional shares of common stock of the Company .........              5,808
   Purchase of note of Penn Octane Corporation (paid subsequent to September 30,
       1997) ....................................................................              1,000
   Quarterly dividends (based on outstanding shares at November 10, 1997 less
       additional purchases of 414,900 shares) ..................................              5,158
   IRLP payment of vendors and funding of environmental reserves ................              4,422
                                                                                            --------
                                                                                              21,150
                                                                                            --------
Excess of Expected Cash Resources Over Expected Cash Obligations ................           $ 80,315
                                                                                            ========

        The following apply to the Company's expected cash resources and obligations:

          a. Interest income on cash has been computed at 5%. If unanticipated expenditures are made or interest rates decrease, interest income will decrease.

          b. The Company is currently evaluating several investments in the energy sector but has not yet made any additional commitments. It may, nevertheless, do so in the future. The above cash estimates do not include any expenditures for such investments.

          c. The Company's Board of Directors has authorized the purchase by the Company of up to 2,500,000 shares of common stock in the open market. To date, 2,085,100 shares have been repurchased. The Company may or may not repurchase the remaining 414,900 shares available, depending on market prices and other factors and such repurchases may be at a different price than assumed in the above estimates.

          d. Although the Company's Board of Directors has adopted a quarterly dividend policy of $.15 per quarter, the Board may elect to change such policy at any time.

          e. The Company has assumed certain cash returns from its recent drilling activities. There can be no assurance that such drilling activities will be successful or that the projected returns will be achieved.

         In addition to the foregoing, the above estimates assume that the Company will not be adversely impacted by any of the following risk factors. If such events occur, the Company's estimated cash flow will probably be adversely affected and such effects may be material.

1. Contingent Environmental Liabilities:


    Although the Company has never itself conducted refining operations and its refining subsidiaries have exited the refining business and the Company does not anticipate any required expenditures related to discontinued refining operations, interested parties could seek redress from the Company for environmental liabilities. In the past, government and other plaintiffs have often named the most financially capable parties in such cases regardless of the existence or extent of actual liability. As a result there exists the possibility that the Company could be named for any environmental claims related to discontinued refining operations of its present and former refining subsidiaries.


    The Company has recently been informed that the United States Environmental Protection Agency is investigating offsite acid sludge waste found near the Indian Refinery and is also remediating surface contamination in the Indian Refinery property (recently sold by American Western - see below). Neither the Company nor IRLP has been named with respect to these actions. Finally, the bankruptcy court handling American Western's bankruptcy proceedings has approved American Western's petition to sell the Indian Refinery to an outside third party purchaser. If that outside purchaser dismantles and salvages the Indian Refinery rather than operates it, the remediation of related environmental contamination and claims against potentially responsible parties may be accelerated. Although the Company does not believe it has any liability with respect to environmental matters of its current and former refining subsidiaries and would contest any claim, courts might find otherwise and the cost and time to litigate such claims would be material and adversely affect the estimated cash flow above. Any resulting litigation could last several years and divert the Company's resources.

2. IRLP Vendor Liabilities:

    IRLP owes its vendors approximately $6,100. Its only major asset is a $5,500 note due from the purchaser of the Indian Refinery, American Western. IRLP believes that it can fully discharge its vendor liabilities if it receives the entire $5,500 due from the American Western note. In November 1996, American Western filed for bankruptcy and has recently sold the Indian Refinery to an outside party. It appears that approximately $2,900 will be available for creditors of American Western and environmental reserves from the proceeds of the sale. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western hold liens superior to that of IRLP and creditors with inferior liens may attempt to circumvent IRLP's first mortgage. It is, therefore, unlikely that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If IRLP cannot settle its vendor liabilities, IRLP may file for bankruptcy since its only significant asset is its note due from American Western. In addition, the Illinois Department of Revenue recently filed to assess two present officers of the Company and two former officers of the Company for certain tax liabilities of IRLP. The Company has responded that its officers are not liable for the taxes. Although the Company does not believe such developments will affect its estimated cash flow, such may not be the case. IRLP's vendors may attempt to hold the Company liable for IRLP's debts and/or the Illinois Department of Revenue may prevail in its efforts to assess officers of the Company for IRLP liabilities, in which case the Company would have indemnification obligations to such officers. In either case the Company's estimated cash flow may be adversely affected.

3. IOC Bankruptcy:

    IOC, another wholly-owned subsidiary of the Company, filed for bankruptcy in February 1997. IOC's only asset is a platinum catalyst worth approximately $800 and IOC's primary creditor is IRLP. Although the Company does not believe IOC's bankruptcy will affect the Company's estimated cash flow or operations, such may not be the case.

4. Powerine Arbitration:

     Although the arbitrator has ruled in the Company's favor in the Powerine Arbitration (see Note 15 to the financial statements and Item 3 to this Form 10-K) and the Company believes that it is entitled to additional arbitration proceeds of $2,140, MG is disputing the computation and amount of the arbitration award and there can be no assurance that the additional proceeds expected by the Company will be received. The matter remains in arbitration.

5. Larry Long Litigation:

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

6. Credit Risk - Lone Star:

      At the current time, approximately 88% of the Company's gas marketing volumes are sold to a single customer, Lone Star, under a long-term gas sale contract, which terminates on May 31, 1999. Although Lone Star has paid for all gas purchased when such payments were due, any inability of Lone Star to continue to pay for gas purchased would adversely affect the Company's cash flow.

7. Supply Risk - MGNG:

     The Company now purchases approximately 90% of its gas supplies for the Lone Star Contract from MGNG at fixed prices. If spot gas prices increase significantly and MGNG has not hedged its future commitment to supply gas to the Company or if MGNG experiences financial problems, MGNG may be unable to meet its gas supply commitments to the Company. If MGNG does not fulfill its gas supply commitment to the Company, the Company may not be able to fulfill its gas delivery commitment to Lone Star or to earn the gross margins currently being earned. This would adversely impact the Company's cash flow. Under such circumstances the Company may not be able to recover lost profits and cash flow from MGNG despite contractual provisions providing for such recovery.

8. Price Risk - Gas Supply:

     The Company has not hedged or fixed the price on approximately 17% of the gas that it must supply over the next 20 months under its two gas sales contracts. If gas prices increase or remain high, the Company may incur significant losses or reduced gross gas margins when it buys gas at market prices to provide gas for its two gas sales contracts, thus reducing its cash flow from that projected.

9. Gas Contract Litigation:

    The Company's natural gas marketing subsidiaries and MGNG are parties to several natural gas contracts. The provision of such contracts are very complex and it is possible that the Company's subsidiaries and MGNG may litigate several contractual issues of disagreement. The outcome of such litigation may impact the above cash flow estimates.

10. Public Market for the Company's Stock:

    Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. In addition, the Company's earnings history has been sporadic. Although the Company believes that its earnings and cash flow will be more predictable in the future, there can be no assurance that such will be the case. Such volatility may adversely affect the market price and liquidity of the Company's common stock.

    In addition, the Company, through its stock repurchase program, has effectively become the major market maker in the Company's stock. If the Company ceases repurchasing shares the market value of the Company's stock may be adversely affected.

11. Future of the Company:

     As noted in Note 4 to the financial statements, the Company recently sold 84% of its proved oil and gas reserves and its Texas pipeline. The Company's primary remaining asset is its gas sales contract with Lone Star, which expires on May 31, 1999. Although the Company is seeking investments in the energy sector, including oil and gas properties, the current market is a seller's market and the Company may not be able to acquire such investments at a favorable price. There are also many competitors with resources greater than those of the Company. If the Company does not acquire additional assets, its Board of Directors may decide to pursue other courses of action, including but not limited to liquidation, sale of assets, merger or other reorganization.

12. Year 2000

    The Company has not undergone a comprehensive review of the potential impact of the year 2000 change on its operations, financial and accounting systems; however, while there can be no assurances, the Company is not aware of any matters at this time that would result in material adverse consequences to the Company.

13. Other:

    In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits, drilling risks that new drilling will result in dry holes or marginal wells and the risks and costs of unending litigation.

INFLATION AND CHANGING PRICES

        Natural Gas Marketing

        The Company's gas sales contract with Lone Star is essentially a fixed price contract. It continues through May 1999. The Company's gas supply contract with MGNG is also a fixed price contract. The result is that the Company's gross margin is essentially "locked in" and does not change with inflation. The Company's gas arrangement with UPRC is at spot prices. Such spot prices, however, do not change with inflation but do change with the supply and demand for natural gas which does not necessarily parallel inflation. Although there are some operating costs applicable to the natural gas marketing segment, which tend to increase or decrease with inflation, they are minor and inflation of such costs without concomitant inflation in revenues does not significantly impact operating profits.

        Exploration and Production

        Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company will adopt SFAS 128 for the fiscal year ending September 30, 1998.

        In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ending September 30, 1999.

        In June 1997, FASB issued Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending September 30, 1999.

        The Company believes that adoption of these financial accounting standards will not have a material effect on its financial condition or results of operations.

RISK FACTORS

        See above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                                  Page

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995.................       26
Consolidated Balance Sheets, as of September 30, 1997 and 1996..............................................       28
Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.................       29
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996
         and 1995...........................................................................................       31
Notes to the Consolidated Financial Statements..............................................................       32

REPORTS OF INDEPENDENT ACCOUNTANTS..........................................................................       61

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)



                                                                 Year Ended September 30,
                                                        -------------------------------------------
                                                           1997             1996              1995
                                                        -------           -------           -------
Revenues:
    Natural gas marketing and transmission:
      Gas sales ..............................           $64,599           $59,471           $70,402
      Transportation .........................                 7
                                                         -------           -------           -------
                                                          64,606            59,471            70,402
                                                         -------           -------           -------
    Exploration and production:
      Oil and gas sales ......................             6,740             8,782             8,720
      Well operations ........................               373               442               477
                                                         -------           -------           -------
                                                           7,113             9,224             9,197
                                                         -------           -------           -------
                                                          71,719            68,695            79,599
                                                         -------           -------           -------

Expenses:
    Natural gas marketing and transmission:
      Gas purchases ..........................            39,966            34,233            40,160
      Operating costs ........................               472               845               804
      General and administrative .............               776             1,231             1,186
      Transportation .........................               338
      Depreciation and amortization ..........            10,639            11,393            11,385
                                                         -------           -------           -------
                                                          52,191            47,702            53,535
                                                         -------           -------           -------
    Exploration and production:
      Oil and gas production .................             1,940             2,045             2,366
      General and administrative .............             1,137             1,235             1,070
      Depreciation, depletion and amortization             1,611             2,324             2,770
                                                         -------           -------           -------
                                                           4,688             5,604             6,206
                                                         -------           -------           -------
    Corporate general and administrative .....             3,370             3,499             4,995
                                                         -------           -------           -------
                                                          60,249            56,805            64,736
                                                         -------           -------           -------
Operating income .............................            11,470            11,890            14,863
                                                         -------           -------           -------


                            (Continued on next page)





    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)
                         (continued from previous page)



                                                                                          Year Ended September 30,
                                                                                -----------------------------------------
                                                                                 1997              1996             1995
                                                                                 ----              ----             ----

Other income (expense):
    Gain on sale of assets ...............................................         19,667
    Interest income ......................................................          1,485               961              685
    Other income (expense) ...............................................            (55)            2,923              281
    Interest expense .....................................................         (1,038)           (1,959)          (4,046)
                                                                              -----------       -----------      -----------
                                                                                   20,059             1,925           (3,080)
                                                                              -----------       -----------      -----------
 Income from continuing operations before income taxes ...................         31,529            13,815           11,783
                                                                              -----------       -----------      -----------
 Provision for (benefit of) income taxes related to continuing operations:
        State ............................................................            119              (309)           4,728
        Federal ..........................................................          4,544           (10,950)          33,095
                                                                              -----------       -----------      -----------
                                                                                    4,663           (11,259)          37,823
                                                                              -----------       -----------      -----------
Income (loss) from continuing operations .................................         26,866            25,074          (26,040)
 Income from discontinued refining operations less applicable income
    taxes of $19,850 in 1995 .............................................                                            40,937
                                                                              -----------       -----------      -----------
Net income ...............................................................    $    26,866       $    25,074      $    14,897
                                                                              ===========       ===========      ===========

Net income (loss) per share:
    Income (loss) per share from continuing operations - primary .........    $      4.64       $      3.73      ($     3.84)
                                                                              ===========       ===========      ===========
          - fully diluted ................................................    $      4.61       $      3.73      ($     3.84)
                                                                              ===========       ===========      ===========
    Income per share from discontinued refining operations - primary .....              $                 $      $      6.04
                                                                              ===========       ===========      ===========
          - fully diluted ................................................              $                 $      $      6.04
                                                                              ===========       ===========      ===========
    Net income per share - primary .......................................    $      4.64       $      3.73      $      2.20
                                                                              ===========       ===========      ===========
          - fully diluted ................................................    $      4.61       $      3.73      $      2.20
                                                                              ===========       ===========      ===========

    Weighted average number of common and common equivalent shares
            outstanding - primary ........................................      5,786,000         6,719,000        6,778,000
                                                                              ===========       ===========      ===========
          - fully diluted ................................................      5,827,000         6,719,000        6,778,000
                                                                              ===========       ===========      ===========




    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                                September 30,
                                                                                       ------------------------------
                                                                                          1997                 1996
                                                                                       ---------            ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..................................................       $  36,338            $   3,457
    Restricted cash ............................................................             497                1,743
    Accounts receivable ........................................................           5,868               10,217
    Prepaid transportation, net ................................................           1,500
    Prepaid expenses and other current assets ..................................             452                   73
    Deferred income taxes ......................................................           2,239                2,373
    Note receivable ............................................................          10,000
    Estimated realizable value of discontinued net refining assets .............           4,422                6,288
                                                                                       ---------            ---------
      Total current assets .....................................................          61,316               24,151
Property, plant and equipment, net:
    Natural gas transmission ...................................................                               20,987
    Furniture, fixtures and equipment ..........................................             180                  222
Oil and gas properties, net (full cost method) .................................           2,818               15,014
Gas contracts, net .............................................................          15,747               25,142
Prepaid transportation, net ....................................................           1,162
Deferred income taxes ..........................................................           1,494                5,343
Other assets, net ..............................................................                                  371
Note receivable ................................................................                               10,000
                                                                                       ---------            ---------
      Total assets .............................................................       $  82,717            $ 101,230
                                                                                       =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ..........................................                            $   8,172
    Dividend payable ...........................................................       $     707
    Accounts payable ...........................................................           5,615                3,817
    Accrued expenses ...........................................................           1,257                1,875
    Other liabilities ..........................................................                                3,660
    Net refining liabilities retained ..........................................           7,353               11,079
                                                                                       ---------            ---------
      Total current liabilities ................................................          14,932               28,603
Long-term debt .................................................................                                5,834
Other long-term liabilities ....................................................              20                   82
                                                                                       ---------            ---------
      Total liabilities ........................................................          14,952               34,519
                                                                                       ---------            ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,798,646 issued in 1997 and 6,693,646 issued and outstanding in 1996 ....           3,399                3,347
Additional paid-in capital .....................................................          67,061               66,316
Retained earnings (deficit) ....................................................          22,468               (2,952)
                                                                                       ---------            ---------
                                                                                          92,928               66,711
Treasury stock at cost - 2,085,100 shares in 1997 ..............................         (25,163)
                                                                                       ---------            ---------
      Total stockholders' equity ...............................................          67,765               66,711
                                                                                       ---------            ---------
      Total liabilities and stockholders' equity ...............................       $  82,717            $ 101,230
                                                                                       =========            =========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)



                                                                                           Year Ended September 30,
                                                                                ----------------------------------------------
                                                                                   1997               1996             1995
                                                                                ---------          ---------         ---------
Cash flows from operating activities:
    Net income ...........................................................      $  26,866          $  25,074         $  14,897
                                                                                ---------          ---------         ---------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization ..........................         12,250             13,612            19,238
       Amortization of deferred debt issue costs .........................            343                356             2,732
       Deferred income taxes .............................................          3,983            (10,667)           55,799
       Gain on MG Settlement .............................................                                            (396,166)
       Gain on sale of assets ............................................        (19,667)
       Provision for impairment loss .....................................                                             323,078
       Write-off of debt acquisition costs ...............................                               161
       Changes in assets and liabilities:
          Decrease in restricted cash ....................................          1,246              5,942             4,750
          Decrease in temporary investments ..............................                                               4,436
          Decrease in accounts receivable ................................          4,349             22,658            27,685
          Decrease in inventory ..........................................                            22,914            57,401
          Decrease in prepaid transportation .............................            338
          (Increase) decrease in prepaid expenses and other current assets           (379)               903             6,366
          (Increase) decrease in other assets ............................            371               (103)           (1,793)
          Increase (decrease) in accounts payable ........................          1,798             (1,744)          (29,660)
          (Decrease) in accrued expenses .................................         (3,351)           (28,105)          (29,936)
          Increase (decrease) in other current liabilities ...............         (2,037)              (329)              283
          (Decrease) in other long-term liabilities ......................            (62)           (23,265)             (630)
          (Decrease) in due to related parties ...........................                              (385)           (9,014)
          (Decrease) in deferred revenues ................................                                             (12,124)
                                                                                ---------          ---------         ---------
              Total adjustments ..........................................           (818)             1,948            22,445
                                                                                ---------          ---------         ---------
              Net cash flow provided by operating activities .............         26,048             27,022            37,342
                                                                                ---------          ---------         ---------
Cash flows from investment activities:
    Proceeds from sale of furniture, fixtures and equipment ..............                                               4,723
    Proceeds from sale of oil and gas assets and pipeline ................         50,184
    Investment in  refining plant ........................................                                             (35,355)
    Realization from (liquidation of) discontinued net refining assets ...         (1,860)             4,000
    Investment in oil and gas properties .................................         (1,540)               (34)           (4,022)
    Investment in pipelines ..............................................            (59)              (140)              (47)
    Purchase of furniture, fixtures and equipment ........................             (4)                (1)             (288)
    Other ................................................................           (359)
                                                                                ---------          ---------         ---------
              Net cash provided by (used in) investing activities ........         46,362              3,825           (34,989)
                                                                                ---------          ---------         ---------

                            (continued on next page)

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)
                         (continued from previous page)



                                                                                            Year Ended September 30,
                                                                                   ---------------------------------------
                                                                                    1997             1996             1995
                                                                                    ----             ----             ----
Cash flows from financing activities:
   Acquisition of treasury stock ............................................         ($25,163)
   Proceeds of long-term debt - related party................................                                           $     530
   Dividends paid to shareholders ...........................................             (739)
   Proceeds of long-term debt................................................           17,658         $  3,800            25,108
   Proceeds from exercise of stock options...................................              797                                202
   Repayment of long-term debt - related party...............................                              (250)
   Repayment of long-term debt...............................................          (31,664)         (37,984)          (38,781)
   Payment of debt issuance costs............................................             (418)            (486)
                                                                                     ---------        ---------         ---------
         Net cash (used in) financing activities.............................          (39,529)         (34,920)          (12,941)
                                                                                     ---------        ---------         ---------
Net increase (decrease) in cash and cash equivalents.........................           32,881           (4,073)          (10,588)
Cash and cash equivalents - beginning of period..............................            3,457            7,530            18,118
                                                                                     ---------        ---------         ---------
Cash and cash equivalents - end of period....................................        $  36,338        $   3,457         $   7,530
                                                                                     =========        =========         =========

Supplemental disclosures of cash flow information are as follows:
 Cash paid during the period:
      Interest...............................................................        $   1,137        $   2,086         $  10,207
                                                                                     =========        =========         =========
      Income taxes...........................................................        $     863        $     536         $   1,080
                                                                                     =========        =========         =========

    Payment of related party payables in exchange for reduction in cash
       participations........................................................                                           $   6,862
                                                                                                                        =========

   MG Settlement, including surrender of 969,000 common shares, cancellation of debt obligations and the assumption by MG of the
      forward sale obligations and Societe Generale loan                                                                 $396,166
                                                                                                                         ========

Supplemental schedule of non-cash investing and financing activities.........
    Sale of oil and gas assets and pipeline:
      Prepaid transportation received from purchaser.........................       ($   3,000)
                                                                                     =========
      Accrued expenses offset against gain...................................       ($   2,733)
                                                                                     =========
      Other liabilities assumed by purchaser.................................        $   1,623
                                                                                     =========
    Accrued dividends........................................................        $     707
                                                                                     =========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)



                                                           Years Ended September 30, 1997, 1996 and 1995
                               -----------------------------------------------------------------------------------------------------
                                      Common Stock            Additional     Retained           Treasury Stock
                               --------------------------      Paid-In       Earnings      --------------------------
                                  Shares         Amount        Capital       (Deficit)       Shares         Amount          Total
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance - October 1, 1994 ..     7,627,646    $     3,814    $    75,754    ($   41,648)                                $    37,920
Stock acquired .............      (969,000)          (485)        (9,622)        (1,275)                                    (11,382)
Options exercised ..........        35,000             18            184                                                        202
Net income .................                                                     14,897                                      14,897
                               -----------    -----------    -----------    -----------                                 -----------
Balance - September 30, 1995     6,693,646          3,347         66,316        (28,026)                                     41,637
Net income .................                                                     25,074                                      25,074
                               -----------    -----------    -----------    -----------                                  -----------
Balance - September 30, 1996     6,693,646          3,347         66,316         (2,952)                                      66,711
Stock acquired .............                                                                 2,085,100    ($   25,163)      (25,163)
Options exercised ..........       105,000             52            745                                                        797
Dividends ..................                                                     (1,446)                                     (1,446)
Net income .................                                                     26,866                                      26,866
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance - September 30, 1997     6,798,646    $     3,399    $    67,061    $    22,468      2,085,100    ($   25,163)   $   67,765
                               ===========    ===========    ===========    ===========    ===========    ===========    ===========


Dividends per share in fiscal 1997 were $.30.



    The accompanying notes are an integral part of these financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 1 -- BUSINESS AND ORGANIZATION

      Settlement with Principal Stockholder

      Castle Energy Corporation ("Castle" or the "Company") is a Delaware corporation. From September 1989 until October 14, 1994, its principal shareholder was Metallgesellschaft Corporation ("MG"), an indirect wholly-owned subsidiary of Metallgesellschaft AG ("MG AG"), a German conglomerate which had, in the past, owned as much as 49% of the Company. In addition, the Company had extensive transactions and agreements with MG and its affiliates. On August 31, 1994, the Company entered into two agreements with MG and its affiliates which terminated most relationships with MG and significantly restructured the remaining relationships (the "MG Settlement") (see Note 3). All amounts related to transactions with MG and its affiliates are not reported as related party transactions subsequent to October 14, 1994.

      Business Segments

      The Company's principal lines of business as of September 30, 1997 are natural gas marketing and oil and gas exploration and production. Until September 30, 1995, the Company's major business segment was refining (see Note
3). The Company's operations are conducted within the United States.

      Natural Gas Marketing

      On December 3, 1992, the Company acquired from Atlantic Richfield Company ("ARCO") a long-term natural gas sales agreement (the "Lone Star Contract") with the Lone Star Gas Company ("Lone Star"), a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts. The acquisition of the Castle Pipeline and the gas contracts created a new business segment for the Company - the natural gas marketing and transmission business.

      The Lone Star Contract expires May 31, 1999. This contract provides for minimum daily deliveries of gas at specific fixed prices, and also includes certain minimum payments under take-or-pay provisions. The Company has also entered into a long-term contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG, to supply approximately 90% of the remaining contract volumes needed for the Lone Star Contract at September 30, 1997 and has contractual arrangements with Union Pacific Resources Company ("UPRC") to supply the remaining 10% of the remaining contract volumes needed for the Lone Star Contract. For the year ended September 30, 1997, approximately 88% of all gas volumes and 92% of all gas sales by the natural gas marketing and transmission segment were sold to Lone Star. The remaining 12% of gas volumes and 8% of gas sales were sold to MGNG. Until June 1996, in excess of 99% of all gas volumes sold by the natural gas marketing and transmission segment were sold to Lone Star.

      In addition to the Lone Star Contract, a subsidiary of the Company entered into a contract to sell 7,356 MMbtu's (million British thermal units) of natural gas to MGNG at a fixed price from June 1, 1996 to May 31, 1999.

      In May 1997, the Company sold the Castle Pipeline to a subsidiary of UPRC. As part of the sale, the Company entered into a transportation agreement with the UPRC subsidiary which provides for the transportation of the remaining gas deliveries under the Lone Star Contract (see Note 4). As a result of this sale, the Company still operates in the natural gas marketing business but no longer has material operations in the natural gas transmission business.

      Oil and Gas Exploration and Production

      In May 1997, the Company sold the Rusk County, Texas oil and gas properties it acquired from ARCO to UPRC. The reserves associated with such properties constituted approximately 84% of the Company's oil and gas revenues (see Note 4).

      The Company's remaining oil and gas exploration and production operations at September 30, 1997 include interests in approximately 300 producing oil and gas wells located in eight states. The Company is the operator of most of the 300 wells. None of the Company's gas production is sold to Lone Star.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


      Refining

      IRLP

      The Company entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by the Company's subsidiary, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, the Indian Refinery assets were sold to American Western Refining, L.P. ("American Western") (see Note 3).

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

      As a result of the transactions with American Western, Kenyen and EMC, the Company disposed of its interests in the refining segment. The results of refining operations are shown as discontinued operations in the Consolidated Statement of Operations.

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

      Property, Plant and Equipment

      Natural gas transmission, property, plant and equipment and furniture, fixtures and equipment are stated at the lower of cost or impaired (fair market) value. Depreciation on natural gas transmission, property, plant and equipment was recorded on a straight-line basis over fifteen years, the estimated useful life of the assets. Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years, the estimated useful lives of the assets.

      Oil and Gas Properties

      The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between cost and the value of proved reserves in which case a gain or loss is recognized. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs in excess of the estimated present value of future cash inflows, discounted at 10%, from proved oil and gas reserves, reduced by operating expenses and future development expenditures, if any, are charged to current expense.

      Dismantlement, Restoration and Environmental Costs

      The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

      Impairment of Long-Term Assets

      The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" during the second quarter of fiscal 1995. There was no effect from such adoption. Accordingly, the Company reviews its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss would be based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

      Hedging Activities

      The Company employs hedging strategies to hedge its future natural gas purchase requirements for its gas sales contracts to Lone Star and MGNG (see Notes 1 and 15). The Company hedges future commitments with natural gas swaps. Gains and losses from hedging activities are credited or debited to the item being hedged, the cost of gas purchased for the MGNG or Lone Star gas sales contract. In order to qualify as a hedge, the change in fair market value of the hedging

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

instrument must be highly correlated to the corresponding changes in the hedged item. When the hedging instrument ceases to qualify as a hedge, the change in fair value is charged against or credited to operations.

      Other Assets

      Costs applicable to the issuance of debt are capitalized and amortized using the interest method based upon the scheduled debt repayment terms. Unamortized debt issuance costs are written off when the related debt is repaid.

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

      Stock Based Compensation

      Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation costs in accordance with Accounting Principle Board Opinion ("APB") No. 25. The Company has elected to continue to measure compensation cost in accordance with APB No. 25 and to comply with the required disclosure-only provisions of SFAS 123.

      Income Taxes

      The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or rates. (See Note 19). SFAS 109 also requires that tax provisions and recoveries related to changes in the valuation reserve for deferred tax assets because of a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset in future years be allocated entirely to continuing operations.

      Earnings Per Share

      Primary earnings per common share are based upon the weighted average number of common and common equivalent shares (if considered dilutive) outstanding using either the treasury stock or modified treasury stock method. Fully diluted earnings per common share are based upon maximum possible dilution and are required to be presented for all annual periods where the dilution in earnings per share resulting from full dilution is greater than 3%.

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

       Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company will adopt SFAS 128 for the fiscal year ending September 30, 1998.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ending September 30, 1999.

       In June 1997, FASB issued Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending September 30, 1999.

       The Company believes that adoption of these financial accounting standards will not have a material effect on its financial condition or results of operations.

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

      In November 1997, the Bankruptcy Court confirmed the sale of the Indian Refinery to an unrelated party for approximately $9,500. Of this amount approximately $6,600 is to be used to repay debtor in possession financing or to be escrowed for legal fees, tax liabilities or oversight of the properties. As a result, only approximately $2,900 is expected to be

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

available for creditors of American Western and environmental reserves. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western may claim that their lien is superior to or equal to that of IRLP. In addition, governmental environmental agencies may claim the remaining proceeds. As a result, there can be no assurance that IRLP will ultimately recover the estimated $2,900 of remaining proceeds from the sale of the Indian Refinery. Whatever the case, IRLP still owes its vendors approximately $6,100 and is subject to environmental reserves and any proceeds IRLP recovers will be used to repay its vendors or provide such environmental reserves.

      IOC, another wholly-owned inactive subsidiary of the Company, filed for bankruptcy in February 1997. IOC's only asset is platinum catalyst worth approximately $800 and IOC's primary creditor is IRLP. Although the Company does not believe IOC's bankruptcy will affect the Company's estimated cash flow or operations, such may not be the case.

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

      An analysis of the assets and liabilities related to the refining segment for the period September 30, 1995 to September 30, 1997 is as follows:

                                                 Estimated              Net
                                             Realizable Value        Refining
                                              of Discontinued       Liabilities
                                            Net Refining Assets      Retained
                                            -------------------   -------------
Property, plant and equipment, net .......       $ 340,280
Goodwill, net ............................           5,413
Catalyst, net ............................           4,191
Environmental liabilities ................         (36,061)
Other, net ...............................          20,058
                                                  ---------
                                                   333,881
Impairment reserve .......................        (323,078)
Revolving credit loan ....................                         $  13,249
Other working capital deficit, net .......                             7,093
                                                 ---------         ---------
Balance - September 30, 1995 .............          10,803            20,342
Cash transactions ........................          (4,000)           (9,263)
Other, net ...............................            (515)
                                                 ---------         ---------
Balance - September 30, 1996 .............           6,288            11,079
Recovery related to the MG SWAP litigation             703
Provision for platinum recovery ..........            (100)
Provision for American Western Note ......          (2,469)
Cash transactions ........................                            (1,860)
Adjustments to vendor liabilities ........                            (1,722)
Other ....................................                              (144)
                                                 ---------         ---------
Balance - September 30, 1997 .............       $   4,422         $   7,353
                                                 =========         =========

      The estimated realizable value of discontinued net refining assets at September 30, 1997 consists of $2,919 estimated proceeds from the American Western note, $800 estimated proceeds from platinum recovery and $703 proceeds from the Swap Agreement litigation (see Note #15).

      "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and EMC and consummated by American Western in bankruptcy and includes management's best estimates of the amounts expected to be realized on the disposal of the refining segment. "Net refining liabilities retained"

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

includes management's best estimates of amounts expected to be paid and amounts expected to be realized on the settlement of this net liability. The amounts the Company ultimately realizes could differ materially in the near term from such amounts.

      Summary operating results of discontinued operations are as follows for fiscal 1995 and include the $391,135 gain realized on the settlement with MG and a $323,078 impairment write-down. No refining operations were recorded in 1997 or 1996 because processing had ceased by September 30, 1995 and all refining subsidiaries were subsequently liquidated, sold or were in the process of liquidation.


                                                         September 30, 1995
                                                         ------------------

Revenues.............................................         $711,976
                                                              ========
Income before income taxes...........................        $  60,787
Provision for income taxes...........................           19,850
                                                            ----------
Net earnings from discontinued operations............        $  40,937
                                                             =========

      In computing the operating results of discontinued operations, interest expense specifically associated with refining debt has been included in discontinued operations.

NOTE 4 -- ACQUISITIONS AND DISPOSITION

      Purchase of ARCO Royalty

      In October 1994, one of the Company's exploration and production subsidiaries purchased certain royalty interests held by ARCO in wells purchased by another of the Company's exploration and production subsidiaries from ARCO in December 1992. The purchase price was $3,823.

      Sale of Assets

      On May 30, 1997, the Company consummated the sale of its Texas oil and gas properties and pipeline to UPRC and Union Pacific Intrastate Pipeline Company ("UPIPC"), a wholly-owned subsidiary of UPRC, respectively. The effective date of the sale was May 1, 1997. The closing date was May 30, 1997. The assets sold include approximately 8,150 net acres, 115 producing oil and gas wells and a 77-mile pipeline which gathers gas from the producing wells and delivers it to a pipeline owned by Lone Star. The proved reserves associated with the oil and gas properties that were sold comprised approximately 84% of the Company's proved reserves. The Company still owns its non-Texas oil and gas properties and its gas sales contract with Lone Star. That contract expires on May 31, 1999.

      The purchase price received by the Company was $54,759 and consisted of $50,184 cash, $1,575 of liabilities assumed by UPRC and $3,000 of prepaid gas transportation expense. The gas transportation prepayment relates to transportation of natural gas that the Company is required to supply to Lone Star through May 31, 1999. As a result of the sale, the Company realized a gain of $19,667.

NOTE 5 - RESTRICTED CASH

             Restricted cash consists of the following:

                                                               September 30,
                                                               -------------
                                                             1997          1996
                                                             ----          ----

   Lender escrow.........................................                $  875
   Funds supporting letters of credit issued
         for operating bonds.............................   $217            216
   Other.................................................    280            652
                                                            ----         ------
                                                            $497         $1,743
                                                            ====         ======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 6 - ACCOUNTS RECEIVABLE

          Based upon past customer experiences, the limited number of customer accounts receivable relationships, and the fact that the Company's subsidiaries can offset unpaid accounts receivable against an outside owner's share of oil and gas revenues, management believes substantially all receivables are collectible. Accounts receivable consist of the following:


                                                               September 30,
                                                           ------------------
                                                            1997         1996
                                                            ----         ----

      Natural gas marketing........................       $3,844      $  8,553
      Oil and gas..................................        1,364         1,487
      Other........................................          660           177
                                                          ------       -------
                                                          $5,868       $10,217
                                                          ======       =======

          Account receivable due from Lone Star aggregated $3,441 and $8,149 at September 30, 1997 and 1996, respectively.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

          Natural gas transmission consists of the following:

                                                              September 30,
                                                           ------------------
                                                         1997             1996
                                                         ----             ----

      Natural gas pipeline........................                     $28,117
      Less:  Accumulated depreciation.............                      (7,130)
                                                         -------       -------
                                                                       $20,987
                                                         =======       =======

          See Note 4.

          Furniture, fixtures and equipment are as follows:

                                                              September 30,
                                                           ------------------
                                                          1997           1996
                                                          ----           ----

      Furniture, fixtures and equipment...............      $426          $423
      Less:  Accumulated depreciation.................      (246)         (201)
                                                           -----         -----
                                                            $180          $222
                                                            ====          ====

NOTE 8 - GAS CONTRACTS

          Gas contracts consist of the following:

                                                              September 30,
                                                           ------------------
                                                         1997           1996
                                                         ----           ----

      Gas contracts.................................     $61,151       $61,151
      Less:  Accumulated amortization...............     (45,404)      (36,009)
                                                        --------      --------
                                                         $15,747       $25,142
                                                         =======       =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 9 - OIL AND GAS PROPERTIES

          Oil and gas properties consist of the following:

                                                                                                      September 30,
                                                                                                -----------------------
                                                                                                 1997             1996
                                                                                                 -----            ----

      Proved properties...................................................................     $10,118           $28,090
      Less:   Accumulated depreciation, depletion and amortization........................      (7,418)          (12,979)
      Accumulated full cost ceiling reserve...............................................         (97)              (97)
                                                                                              --------           -------
                                                                                                 2,603            15,014
      Unproved properties.................................................................         215
                                                                                              --------           -------
                                                                                              $  2,818           $15,014
                                                                                              ========           =======

          Capital costs incurred by the Company in oil and gas activities, all of which are located in the United States, are as follows:


                                                                                            Year Ended September 30,
                                                                                   ----------------------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----

          Purchase of proved properties.....................................      $     59
          Property acquisition costs - proved properties....................           215                          $3,823
          Development costs.................................................         1,266            $34              199
                                                                                    ------            ---           ------
                                                                                    $1,540            $34           $4,022
                                                                                    ======            ===           ======

          Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                                 Year Ended September 30,
                                                                                        ---------------------------------------
                                                                                        1997              1996             1995
                                                                                        ----              ----             ----
          Revenues:
             Crude oil, condensate, natural gas liquids and natural gas
             sales..........................................................            $6,740            $8,782           $8,720
                                                                                        ------            ------           ------
          Costs and expenses:
             Production costs...............................................             1,940             2,045            2,366
             Depreciation, depletion and amortization.......................             1,560             2,311            2,757
                                                                                       -------           -------          -------
             Total costs and expenses.......................................             3,500             4,356            5,123
                                                                                       -------           -------          -------
          Income tax provision..............................................             1,166             1,593            1,439
                                                                                       -------           -------          -------
          Income from oil and gas producing activities......................            $2,074            $2,833           $2,158
                                                                                        ======            ======           ======

          The income tax provision is computed at a blended rate (Federal and state combined) of 36% in 1997 and 1996 and 40% in 1995.

          Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                           Year Ended September 30,
                                                                                    ---------------------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----
          Depletion rate per equivalent MCF of natural gas..................       $  0.58           $  0.64         $  0.68
                                                                                   =======           =======         =======

                                      -41-

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 10 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

       Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Huntley & Huntley and Ryder Scott Company Petroleum Engineers, and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


       Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:


                                                               Oil (BBLS)             Natural Gas (MCF)
                                                               ----------             -----------------
Proved developed and undeveloped reserves:
       As of October 1, 1994...........................             322                     54,924
          Revisions of previous estimates..............              65                      2,537
          Acquisition of minerals in place.............              14                      2,828
          Production...................................             (50)                    (3,721)
                                                                   ----                     ------
       As of September 30, 1995........................             351                     56,568
          Revisions of previous estimates..............             157                     16,410
          Production...................................             (46)                    (3,349)
                                                                   ----                     ------
       As of September 30, 1996........................             462                     69,629
          Revisions of previous estimates..............              59                      5,591
          Sale of minerals in place....................            (279)                   (57,074)
          Production...................................             (36)                    (2,454)
                                                                   ----                    -------
       As of September 30, 1997........................             206                     15,692
                                                                    ===                     ======

Proved developed reserves:
       October 1, 1994.................................             301                     45,941
                                                                    ===                     ======
       September 30, 1995..............................             248                     31,535
                                                                    ===                     ======
       September 30, 1996..............................             312                     34,764
                                                                    ===                     ======
       September 30, 1997..............................             206                     11,480
                                                                    ===                     ======

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


                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----

         Future cash inflows................................................        $46,595          $138,327         $103,811
         Future production costs............................................        (13,979)          (46,835)         (32,537)
         Future development costs...........................................         (2,025)          (31,195)         (22,976)
         Future income tax expense..........................................         (7,045)           (7,451)          (6,829)
                                                                                   --------         ---------        ---------
         Future net cash flows..............................................         23,546            52,846           41,469
         Discount factor of 10% for estimated timing of future cash flows...        (10,836)          (28,352)         (20,096)
                                                                                   --------         ---------        ---------
         Standardized measure of discounted future cash flows...............        $12,710         $  24,494        $  21,373
                                                                                   ========         =========        =========

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has mineral interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36% in 1997 and 1996 and 40% in 1995.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



        The following were the sources of changes in the standardized measure of discounted future net cash flows:


                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----

        Standardized measure, beginning of year.............................      $24,494           $21,373          $18,465
        Sale of oil and gas, net of production costs........................       (4,800)           (6,737)          (6,354)
        Net changes in prices...............................................        1,587             2,094            4,474
        Purchases of reserves in place......................................                              -            3,016
        Sale of reserves in place...........................................      (17,849)
        Changes in estimated future development costs.......................         (156)           (2,617)          (6,158)
        Development costs incurred during the period that reduced future
           development costs................................................        1,266                 -              207
        Revisions in reserve quantity estimates.............................        6,080            10,391            1,601
        Net changes in income taxes.........................................         (347)               66             (952)
        Accretion of discount...............................................        1,811             2,137            1,847
        Other:
           Change in timing of production...................................          624            (2,213)           3,566
           Other factors....................................................                                           1,661
                                                                                  -------           -------          -------
        Standardized measure, end of year...................................      $12,710           $24,494          $21,373
                                                                                  =======           =======          =======

NOTE 11 - OTHER ASSETS

        Other assets consist of the following:

                                                                              September 30,
                                                                         ----------------------
                                                                         1997              1996
                                                                         ----              ----

      Debt issuance costs.........................................                           $   487
      Organization costs..........................................                               805
      Other.......................................................                                14
                                                                          ----------        --------
                                                                                               1,306
      Less:   Accumulated amortization............................                              (935)
                                                                          ----------         -------
                                                                                             $   371
                                                                          ==========         =======

        All debt and related debt issuance costs were expensed in 1997.

NOTE 12 -ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses consist of the following:

                                                                               September 30,
                                                                          -------------------------
                                                                          1997                1996
                                                                          ----                ----

      Interest.....................................................                         $     99
      Employee related costs.......................................        $     23              870
      Taxes, including payroll taxes...............................             127              171
      Other........................................................           1,107              735
                                                                            -------         --------
                                                                             $1,257           $1,875
                                                                             ======           ======


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        Other current liabilities consist of the following:


                                                                                 September 30,
                                                                            ----------------------
                                                                            1997              1996
                                                                            ----              ----

      Deferred revenue - gas balancing................................                        $1,623
      Undistributed revenues - outside interest owners................                         1,163
      Suspended revenues - outside interest owners....................                           679
      Other...........................................................                           195
                                                                          ----------         -------
                                                                                              $3,660
                                                                          ==========          ======

NOTE 13 - ENVIRONMENTAL MATTERS

        As noted previously, the purchasers of Powerine and the Indian Refinery assumed all of the environmental liabilities of Powerine, the Powerine Refinery and the Indian Refinery.

        As of November 10, 1997, EMC had not obtained financing and had not restarted the Powerine Refinery. On November 6, 1996, American Western filed a voluntary petition for bankruptcy and recently sold the Indian Refinery for $9,500 (see Note 3).

        Although the environmental liabilities related to both of the Company's Refineries have been assumed by others, there can be no assurance that the Company or one of its subsidiaries will not be sued for matters related to environmental liabilities of the Refineries. The purchaser of the Powerine Refinery is thinly capitalized and without significant financial resources. The purchaser of the Indian Refinery, American Western, filed for bankruptcy and sold the Indian Refinery to the highest bidder. If either Powerine or the purchaser of the Indian Refinery fails to operate its refinery and/or they or their successors do not provide for related environmental liabilities, it is possible that the Company or IRLP (still a subsidiary of the Company) could become a party in related legal actions. Although the Company does not believe it has any liabilities with respect to environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise and the Company may be required to fund portions of such liabilities. In recent years, government and other plaintiffs have often sought redress for environmental damage from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        The Company has recently been informed that the United States Environmental Protection Agency is investigating offsite acid sludge waste found near the Indian Refinery and is also remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP has yet been named with respect to these actions.

        The Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

NOTE 14 - DEBT

        Long-term debt consists of the following:


                                                                            September 30,
                                                                       ----------------------
                                                                       1997              1996
                                                                       ----              ----

      GECC loan....................................................                          $10,488
      Subordinated debt............................................                            3,518
                                                                      ------------         ---------
                                                                                              14,006
      Less:  Current portion.......................................                           (8,172)
                                                                      ------------          --------
                                                                                             $ 5,834
                                                                      ============          ========

                                      -45-

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        The General Electric Capital Corp. ("GECC") loan was made to two of the Company's natural gas subsidiaries, Castle Texas Pipeline L.P. ("Pipeline") and CEC Gas Marketing L.P. ("Marketing"). The GECC loan bore interest at 8.33% and was secured by a first security interest in all of the assets of Pipeline and Marketing, as well as a pledge of the partnership interests and capital stock of the general and limited partners of these partnerships. All of the cash flow generated by Pipeline and Marketing was dedicated to repayment of the GECC loan.

        In May 1996, the Company entered into a subordinated term loan facility of $3,800. The loan was subordinated to the GECC Loan, was payable over 18 months and bore interest at the prime rate plus 1%. The subordinated term loan was secured by a second security interest in the assets of Pipeline and Marketing and a first security interest in the Company's exploration and production assets.

        In November 1996, the Company refinanced both the GECC loan and the subordinated term loan with a $25,000 facility with a syndicate of banks. The facility consisted of a $10,000 revolving credit facility and a $15,000 term loan facility. The revolving credit facility was repayable on December 31, 1997. The revolving credit borrowing base was equal to calculated values for the Lone Star Contact and the Company's proved developed producing reserves less the amount outstanding under the term loan facility and could not exceed $10,000. The term loan facility was $15,000 and was repayable at $500 per month with a balloon payment of remaining principal on May 31, 1999. The revolving credit and term loan facilities bore interest at the prime rate plus 1% and were secured by all the Company's natural gas marketing and exploration and production assets, as well as the stock and partnership interests of its natural gas marketing and exploration and production subsidiaries.

        On May 30, 1997, the Company repaid the outstanding balance of the $25,000 facility, $12,907, using the proceeds of the sale of its Rusk County, Texas oil and gas properties and pipeline to UPRC (see Note 4).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments at September 30, 1997:


For the Year Ending September 30,
---------------------------------
      1998....................................           $222
      1999....................................             51
      2000....................................             15
      2001....................................              4
      2002....................................              2
                                                      -------
                                                         $294
                                                      =======

        Rent expense for the years ended September 30, 1997, 1996 and 1995, excluding refining related rent expense, was $200, $236 and $255, respectively.

        Severance/Retention Obligations

        The Company and one of its subsidiaries have severance agreements with all of their employees that provide for severance compensation in the event substantially all of the Company's or the subsidiary's assets are sold and the employees are terminated. In the case of four of its officers, such severance agreements include retention clauses that provide that the officers will receive one year's compensation if they remain with the Company through June 1, 1998 - whether or not they are terminated. As of September 30, 1997 total severance and retention obligations aggregated $1,029. Of this amount $916 had been accrued.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        In June 1997, the Company's Compensation Committee fixed the amount due to the Company's Chief Executive Officer under his deferred compensation/retirement plan at $1,005.

        Letters of Credit

        At September 30, 1997, the Company had issued letters of credit of $217 for oil and gas drilling, operating and plugging bonds. The letters of credit are renewed semi-annually or annually.

        At September 30, 1997, the Company had also guaranteed gas purchase obligations of one of its subsidiaries. At the present level of gas purchases by such subsidiary, such guarantees approximate $1,100.

        Long Term Supply Commitments

        The Company has gas purchase contracts with MGNG. Such agreements require the Company to purchase fixed gas volumes from MGNG at fixed prices. Such volumes constitute approximately 90% of the volumes that the Company must deliver under the Lone Star Contract. Aggregate future purchase commitments under this long-term supply commitment are approximately as follows:

For the Year Ending September 30,
---------------------------------
        1998..........................................          $35,094
        1999..........................................           21,558
                                                                -------
                                                                $56,652
                                                                =======

        If MGNG fails to perform its obligations under this contract, there is no assurance that Marketing could fulfill its obligations under the Lone Star Contract in a manner which would permit Marketing to maintain its current profit margin on sales of natural gas.

        The Company also has a commitment to sell 7,356 MMbtu's of natural gas at a fixed price from June 1, 1996 to May 31, 1999 to MGNG. The Company anticipates supplying the gas from gas purchases on the spot market. The Company's remaining obligations to sell natural gas to MGNG at September 30, 1997 are as follows:


For the Year Ending September 30,
---------------------------------
                                                              MMBTU's
                                                      (British Thermal Units)
                                                      -----------------------

        1998......................................              2,452
        1999......................................              1,632
                                                                -----
                                                                4,084
                                                                =====

        The Company does not have a fixed price source for the gas purchases required for the MGNG contracts and must purchase such gas on the spot market.

        At September 30, 1997, Castle Texas Production Limited Partnership ("Production"), a wholly-owned subsidiary, had entered fixed price contracts to hedge 15% of the unhedged gas that was required to supply to Lone Star and MGNG. At September 30, 1997, the Company's future gas supply commitments that are not covered by fixed price gas purchase contracts and the portion thereof that have been hedged are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



                                                        MMBTU's (British Thermal Units)
                                  -------------------------------------------------------------------------
                                       Gas Supply
                                       Commitments
                                     Not Covered by
                                       Fixed Price                Hedged at                 Not Hedged at
Year Ending September 30,              Contracts              September 30, 1997         September 30, 1997
-------------------------         -------------------         ------------------         ------------------

            1998                          4,210                     (1,051)                     3,159
            1999                          2,731                                                 2,731
                                          -----                  ---------                      -----
                                          6,941                     (1,051)                     5,890
                                          =====                     ======                      =====

        At September 30, 1997, the market value of the hedges was approximately $153. The Company has not yet hedged the other 85% of the gas that must be delivered to Lone Star and MGNG that is not covered by a fixed price contract. If spot gas prices are higher than gas sales prices to Lone Star and MGNG the Company will incur a loss when it buys the gas to supply the remaining unhedged volumes. At November 6, 1997, the gas sales revenues to be derived from the unhedged gas sales deliveries to be made to Lone Star and MGNG exceeded the cost to purchase fixed price contracts for the unhedged gas supplies by approximately $2,000. In addition, Production has provided a $277 margin account deposit and may have to provide additional cash in a margin account if the market price of gas is less than the fixed price.

        The notional dollar amounts of fixed price contracts for natural gas were as follows:


                                                          September 30, 1997
                                                          ------------------

      Fixed price contracts to buy gas...............          $3,030
      Fixed price contracts to sell gas..............
      Net............................................          $3,030
                                                               ======

        See Note 22.

        Lone Star Contract

        The Company's natural gas marketing segment sells most of its natural gas to only one customer -- Lone Star. Sales to Lone Star by the natural gas marketing segment, including sales of gas volumes produced by one of the Company's oil and gas exploration and production subsidiaries, aggregated $63,118, $62,140 and $74,675 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Approximately 90% of Lone Star's requirements are currently provided by MGNG and the remaining 10% are provided by UPRC pursuant to gas purchase arrangements. If MGNG or UPRC were to fail to perform their obligations, there could be no assurance that the Company could fulfill its gas sales obligations under the Lone Star Contract in a manner which would permit the Company to maintain its current profit margin on such sales.

        Management Agreements

        The Company entered into two long-term management agreements with a subsidiary of Terrapin Resources, Inc. ("Terrapin") to provide accounting and management with respect to the Company's exploration and production assets and to provide corporate accounting services. Terrapin is wholly-owned by an officer of the Company.

        In June 1997, the Company purchased one of these contracts for $692 in conjunction with the sale of its Rusk County, Texas oil and gas properties to UPRC (see Note 4). Terrapin had provided the accounting and land services with respect to such properties prior to the sale to UPRC. The other contract expired in June 1996 and was extended on a month to month basis.


                                       -48

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        Legal Proceedings

        Powerine Arbitration

        On April 14, 1995, Powerine repaid all of the indebtedness owed by it to MGTFC, including $10,800 million of disputed amounts (the "Disputed Amount"). On the same day, the Company and two of its subsidiaries and MG and two of its subsidiaries entered into the Payoff Loan and Pledge Agreement ("Payoff Agreement"), which provided the following:

        a. MG released Powerine from all liens and claims.

        b. MG loaned the Company $10,000.

        c. Powerine transferred its claim with respect to the Disputed Amount to the Company.

        d. The claim with respect to the Disputed Amount was submitted to binding arbitration (the "Powerine Arbitration").

        e. MG could offset the $10,000 loan to the Company against the $10,000 note it issued to the Company as part of the MG Settlement, to the extent the arbitrator decides the claim with respect to the Disputed Amount in MG's favor.

        The Disputed Amount relates primarily to disputes over the prices paid by subsidiaries of MG for 388 barrels of refined products lifted by MG's subsidiary, MGRM, and nonpayment for refined products that were processed after January 31, 1995 and that MGRM was obligated to, but did not, lift and pay for. To the extent that the arbitrator decided in favor of the Company, the Company's note to MG would be reduced and the net amount due to the Company from MG would be increased. If the arbitrator settled the Disputed Amount entirely in the Company's favor, the Company's note to MG would be cancelled and MG would still owe the Company its $10,000 note (due October 14, 1997). If the arbitrator settled the Disputed Amount entirely in MG's favor, the Company's note from MG would be discharged and the Company would incur a $10,000 loss from discontinued refining operations. In such case the Company's future earnings would also be adversely impacted since the Company has not recorded any reserve against the note.

        In December 1996, the Company and MG presented oral arguments to the arbitrator.

        On May 29, 1997, the arbitrator issued a written opinion finding for the Company on all liability issues and directing the parties to calculate the amount due to the Company. Pursuant to the Payoff Agreement, the Arbitrator's award is limited to $10,700. The amount awarded, plus accrued interest, is first to be offset against the Company's Note ($10,000), with any remaining cash to be paid to the Company. In addition, MG owes the Company $10,000 on the MG Note. In the aggregate the Company believes it is due approximately $10,840 after all offsetting and allowing for interest.

        On October 14, 1997, MG paid the Company $8,700. The Company believes it is entitled to an additional $2,140. The dispute concerns interest related to the amount awarded. The arbitrator has taken the matter under advisement and is expected to resolve the issue in the near future. Since the Company continues to carry the net receivable of $10,000 on its books the Company will record a gain if it ultimately collects more than $10,000 and a loss if it ultimately collects less than $10,000. To the extent that any resulting gain or loss relates to discontinued refining operations, any impact will be considered with other items impacting discontinued operations.

        SWAP Agreement - MGNG

        IRLP, the Company's inactive refining subsidiary, is involved in litigation with MGNG. The litigation involves competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and IRLP. The litigation is related to the Powerine Arbitration Litigation (see above) and IRLP expects this litigation to be settled shortly after the Powerine Arbitration Litigation is settled. If IRLP prevails, it expects to recover $703. If MGNG prevailed, IRLP would have been liable for up to $653. The amount at stake was accordingly $1,356.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        As a result of the favorable decision received in the Powerine Arbitration (see above), IRLP expects to recover $703 and has accordingly recorded a $703,000 receivable at September 30, 1997. MGNG has claimed that such amounts are not due until the Powerine Arbitration proceeds are paid by MG. $8,700 of such proceeds were paid by MG on October 13, 1997. IRLP believes $703 plus interest is already due and is currently preparing legal proceedings against MGNG to recover these amounts. Such recovery will be recorded, however, when and if actual recovery occurs. Therefore, the amount at which it is resolved will directly impact its discontinued operations. The impact of resolution will be considered with other items, if any, impacting discontinued operations.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, ARCO, B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to Lone Star. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000.

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

        Based upon the revised pleadings, management of the Company determined that the possible exposure of the Company and its subsidiary limited partnerships, were they to lose the case, for all gas sold to Lone Star in the past and in the future was less than $3,000 in actual damages. However, the Company recently sold all of its Rusk County oil and gas properties to UPRC (see
Note 3). The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production. Management continues to believe that the plaintiffs' claims are without merit and intends to vigorously fight the claims which have been asserted by the plaintiffs. Moreover, management believes that the recent sale to UPRC has reduced the total exposure of the Company and its subsidiary limited partnerships to less than $2,000 in actual damages if they were to lose the case.

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

        Employees participating in the Plan could authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 1997 and 1996, the Company's contributions to the Plan aggregated $38 and $26, respectively.

        Although the Company's refining subsidiaries sponsored pension, profit sharing and 401(k) plans for their employees, such plans were transferred to the purchasers of such refineries and the purchasers assumed all related plan liabilities.

        Post Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post retirement plans for employees.

NOTE 17 -- STOCKHOLDERS' EQUITY

         On April 21, 1994, the Board of Directors of the Company adopted a Stockholder Rights plan under which one preferred stock purchase right has been distributed for each outstanding share of the Company's common stock. Each right initially entitles holders of common stock to buy one-hundredth of one share of a new series of preferred stock at an exercise price of $35.00. The rights will be exercisable only if a person or group, without the prior approval of the Company's Board of Directors, acquires 15% or more of the outstanding common stock or announces a tender offer as a result of which such person or group would own 15% or more of the common stock. If a person to whom these provisions apply becomes a beneficial owner of 15% or more of the outstanding common stock, each right (other than rights held by such acquiring person) will also enable its holder to purchase common stock (or equivalent securities) of the Company having a value of $70.00 for a purchase price of $35.00. In addition, if the Company is involved in a merger or other business combination with another entity, at or after the time that any person acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at $35.00 per right, common shares of such other entity having a value of $70.00

         On September 9, 1994, the Company acquired and cancelled 3,600,000 shares of its common stock from MG. On October 14, 1994, 969,000 shares of common stock were surrendered by MG and cancelled by the Company, reducing MG's ownership of the Company's common stock to zero. In addition, a convertible debenture and all warrants issued to MG were subsequently cancelled (see Note
3).

         In fiscal 1997, the Company's Board of Directors authorized the Company to purchase up to 2,500,000 of its outstanding shares of common stock on the open market. As of September 30 and November 10 , 1997, 2,085,100 shares had been repurchased at a cost of $25,163. The repurchased shares are held in treasury.

         On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.60 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. The first two quarterly dividends, $.15 per share, were paid on July 15, 1997 and October 16, 1997 to holders of record as of July 11, 1997 and October 10, 1997, respectively.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


NOTE 18 -- STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 1997 are as follows (in whole units):


                                                                              Non-         Incentive
                                                             Incentive     Qualified         Plan           Other
                                               Warrants       Options       Options         Options        Options         Total
                                               --------       -------       -------         -------        -------         -----

Outstanding-October 1, 1994................      920,000         2,500        92,500         487,334        180,000       1,682,334
Issued.....................................                                                  115,000                        115,000
Exercised..................................                                                                 (35,000)        (35,000)
Expired....................................     (897,500)                    (25,000)        (58,500)       (10,000)       (991,000)
                                              ----------     ---------      --------        --------        -------      ----------
Outstanding-September 30, 1995.............       22,500         2,500        67,500         543,834        135,000         771,334
Issued.....................................                                   10,000          15,000                         25,000
Expired....................................      (22,500)                                   (270,834)       (15,000)       (308,334)
Cancelled..................................                                                                (100,000)       (100,000)
                                              ----------     ---------       -------      ----------       --------      ----------
Outstanding - September 30, 1996...........                      2,500        77,500         288,000         20,000         388,000
Issued.....................................                                                   57,000         20,000          77,000
Exercised..................................                     (2,500)      (67,500)        (35,000)                      (105,000)
Cancelled..................................                                  (10,000)                                       (10,000)
Expired....................................                                                 (147,500)       (15,000)       (162,500)
                                              ----------     ---------       -------      ----------        -------      ----------
Outstanding at September 30, 1997                                                            162,500         25,000         187,500
                                              ==========     =========       =======      ==========        =======      ==========

Exercisable at September 30, 1997                                                            147,500          5,000         152,500
                                              ==========     =========       =======      ==========       ========      ==========

Become exercisable during fiscal year ended:
       September 30, 1998..................                                                   13,750         20,000          33,750
       September 30, 1999..................                                                    1,250                          1,250
       September 30, 2000..................
                                                                                          ----------       --------     -----------
                                                                                              15,000         20,000          35,000
                                                                                          ==========       ========     ===========

Reserved at September 30, 1995.............       22,500         2,500        67,500         562,500        135,000         790,000
                                              ==========     =========       =======      ==========        =======      ==========
Reserved at September 30, 1996.............                      2,500        77,500         562,500         20,000         662,500
                                              ==========     =========       =======      ==========       ========      ==========
Reserved at September 30, 1997.............                                                  562,500         25,000         587,500
                                              ==========     =========       =======      ==========       ========      ==========

Exercise prices at:
       September 30, 1997..................          N/A           N/A           N/A        $  8.44-        $11.00-
                                                                                              $14.25        $11.375

       September 30, 1996..................          N/A         $6.00        $6.00-        $  8.44-         $11.00
                                                                               $8.00          $14.25

       September 30, 1995..................       $11.00         $6.00         $6.00        $  8.50-        $11.00-
                                                                                              $14.25         $12.25

       Exercise Termination Dates..........          N/A           N/A           N/A       1998-2006      1998-2007

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


                                       -52

                           Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        The Incentive Plan also provides that each outside director of the Company will annually be granted an option to purchase 5,000 shares of common stock at fair market value on the date of grant.

        In conjunction with the MG Settlement, certain warrants were cancelled (see Notes 3 and 17).

        The Company applies Accounting Principles Board Opinion Number 25 in accounting for options and warrants and accordingly recognizes no compensation cost for its stock options and warrants. The following reflect the Company's pro-forma net income and net income per share had the Company determined compensation costs based upon fair market values of options and warrants at the grant date pursuant to SFAS 123 as well as the related disclosures required by SFAS 123.

        A summary of the Company's stock option and warrant activity from October 1, 1995 to September 30, 1997 is as follows:

                                                                                                         Weighted
                                                                                                          Average
                                                                                                          Exercise
                                            Warrants                 Options              Total             Price
                                            --------                 -------              -----             -----
Balance outstanding - October 1,
   1995................................           22,500             748,834            771,334           $ 9.47
Issued.................................                               25,000             25,000             9.29
Expired................................          (22,500)           (285,834)          (308,334)            8.50
Cancelled..............................                             (100,000)          (100,000)            8.03
                                             -----------            --------            -------           ------
Outstanding - September 30, 1996.......                              388,000            388,000            10.59
Issued ................................                               77,000             77,000            10.78
Exercised..............................                             (105,000)          (105,000)            7.60
Cancelled..............................                              (10,000)           (10,000)            8.00
Expired................................                             (162,500)          (162,500)           11.50
                                             -----------             -------            -------          -------
Outstanding - September 30, 1997.......                              187,500            187,500           $11.61
                                             ===========             =======            =======           ======

         At September 30, 1997 exercise prices for outstanding options ranged from $8.44 to $14.25. The weighted average remaining contractual life of such options was seven years.

         The per share weighted average fair value of stock options granted during fiscal 1997 and fiscal 1996 was $2.84 and $2.19, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1997 and 1996 - expected dividend yield - 4.3%; 1997 and 1996 - risk free interest rate of 5.81%; 1997 and 1996 expected life of 10 years and 1997 and 1996 - volatility factor of .30.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro-forma net income and earnings per share had the Company accounting for its options under the fair value method of SFAS 123 is as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


                                                     Year Ending September 30,
                                                     -------------------------
                                                     1997                 1996
                                                     ----                 ----

Net income as reported.........................      $26,866          $25,074
Adjustment required by SFAS 123 ...............         (214)             (65)
                                                  ----------       ----------
Pro-forma net income...........................      $26,652          $25,009
                                                     =======          =======
Pro-forma net income per share:
   Primary.....................................    $    4.61        $    3.72
                                                   =========        =========
   Fully diluted...............................    $    4.57        $    3.72
                                                   =========        =========

   In addition to stock options and warrants, the Company had issued the following stock appreciation rights:


                                                                              Measurement Price
                                                                              -----------------
                                               $5.00          $6.00          $8.00         $12.50         $13.00        Total
                                               -----          -----          -----         ------         ------        -----

Outstanding-October 1, 1994..............                       112,500        107,500        150,000        36,667       406,667
Exercised................................                      (112,500)       (20,000)                                  (132,500)
                                              --------        ---------        -------      ---------      --------       -------
Outstanding-September 30, 1995...........                                       87,500        150,000        36,667       274,167
Cancelled................................                                      (87,500)      (150,000)      (36,667)     (274,167)
                                              --------        ---------        -------      ---------      --------       -------
Outstanding-September 30, 1996 and
     September 30, 1997..................
                                              ========        =========        =======      =========      ========       =======

         The stock appreciation rights entitled the holder to cash compensation equal to the difference between the price per share of the Company's common stock and the measurement price with respect to the number of rights issued, subject to adjustment. Costs associated with stock appreciation rights were recorded over the relevant period of employment. During the year ended September 30, 1995, the Company recorded income related to stock appreciation rights of $1,162.

         The stock appreciation rights cancelled in fiscal 1996 were cancelled as part of severance settlements with former officers of the Company and IRLP.

NOTE 19 -- INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                 September 30,
                                                                                  -------------------------------------------
                                                                                    1997              1996             1995
                                                                                    ----              ----             ----
         Provision for (benefit of) income taxes:
            Current:
              Federal....................................................         $     862         $     300         $  1,852
              State......................................................                37                11               22
            Deferred:
              Federal....................................................            13,506             4,462           20,157
              State......................................................               362               128            2,532
            Adjustment to the valuation reserve for deferred taxes:
              Federal....................................................            (9,824)          (15,712)          29,415
              State......................................................              (280)             (448)           3,695
                                                                                 ----------         ---------        ---------
                                                                                   $  4,663          ($11,259)         $57,673
                                                                                 ==========         =========          =======

         Intraperiod tax allocation of tax provision (benefit):
              Continuing operations......................................          $  4,663          ($11,259)         $37,823
              Discontinued operations....................................                                               19,850
                                                                                 ----------         ---------        ---------
                                                                                   $  4,663          ($11,259)         $57,673
                                                                                 ==========         =========        =========

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


         The intraperiod tax allocation was made pursuant to SFAS 109.

         Deferred tax assets (liabilities) are comprised of the following at September 30, 1997 and 1996:


                                                                                      September 30,
                                                                                 -----------------------
                                                                                   1997          1996
                                                                                  ------        --------
     Operating loss and other tax carryforwards.........................          $8,962         $28,098
     Depletion accounting...............................................            (544)         (1,106)
     Depreciation.......................................................                          (5,194)
     Amortization (gas contracts).......................................           1,048           1,665
     Discontinued net refining assets, including environmental..........           1,057           1,147
     Other..............................................................          (2,950)         (2,950)
                                                                                  ------        --------
                                                                                   7,573          21,660
     Valuation allowance................................................          (3,840)        (13,944)
                                                                                  ------        --------
                                                                                  $3,733        $  7,716
                                                                                  ======        ========

     Deferred tax assets - current......................................          $2,239        $  2,373
     Deferred tax assets - non-current..................................           1,494           5,343
                                                                                 -------       ---------
                                                                                  $3,733        $  7,716
                                                                                  ======        ========

          During the years ended September 30, 1996 and 1997, the Company reduced its valuation reserve to $13,944 and $3,840, respectively, in anticipation of future taxable income from the Lone Star Contract and the decreased probability of additional losses related to discontinued refining operations.

         The Company has recorded a net deferred tax asset of $3,733 at September 30, 1997. Realization is dependent on generating sufficient taxable income through the remaining term of the Lone Star Contract. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                                            Year Ended September 30,
                                                                      -----------------------------------
                                                                      1997            1996           1995
                                                                      ----            ----           ----

         Tax at statutory rate.................................          $11,035        $ 4,835        $25,400
         State taxes, net of federal benefit...................              315            138          4,063
         Non-deductible goodwill amortization..................                                          1,855
         Adjustment related to statutory depletion.............            4,312
         Changes in prior year's estimates.....................                                         (6,847)
         Changes in valuation allowance........................          (10,104)       (16,160)        33,110
         Other.................................................             (895)           (72)            92
                                                                       ---------     ----------    -----------
                                                                        $  4,663       ($11,259)       $57,673
                                                                        ========        =======        =======


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


         The tax provision (benefit) applicable to discontinued operations - refining differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                                                               Year Ended September 30,
                                                                                        -------------------------------------
                                                                                         1997            1996           1995
                                                                                         ----            ----           ----

         Income (loss) before income taxes - discontinued operations - refining                                           $60,787
                                                                                        =========    ===========        =========

         Tax (benefit) at statutory rate..........................................                                        $21,275
         State taxes, net of federal benefit......................................                                          3,403
         Non-deductible goodwill amortization.....................................                                          1,855
         Change in prior year's estimate..........................................                                         (6,847)
         Other....................................................................                                            164
                                                                                        --------     -----------       ----------
                                                                                                                          $19,850
                                                                                        ========     ===========          =======

         At September 30, 1997, the Company had the following tax carryforwards available:


                                                                                   Federal Tax
                                                                            -----------------------------
                                                                                              Alternative
                                                                                                Minimum
                                                                             Regular              Tax
                                                                             -------          -----------

        Net operating loss...........................................          $ 15,780         $40,880
        Alternative minimum tax credits..............................          $  3,169             N/A
        Statutory depletion..........................................          $ 12,716         $ 2,212
        Investment tax credit........................................          $    128             N/A

         The net operating loss and investment tax credit carryforwards expire from 1998 through 2008.

         On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss became subject to an annual limitation of $7,845. Such annual limitation, however, was increased by the amount of net built in gain at the time of the change of ownership. Such net built-in gain aggregated $219,430. During fiscal 1995, the Company utilized $81,175 of its net operating loss, including $72,653 of built-in gain, to offset the gain from the MG Settlement (see Note 3). During fiscal 1996, the Company utilized $5,740 of its operating loss. During fiscal 1997 the Company utilized $45,499 of its operating loss, including $35,485 of built-in gain.

         The Company also has approximately $58,800 in individual state tax loss carryforwards available at September 30, 1997. Such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company previously incurred refining losses and currently has no plans for future operations. As a result it is probable most of such state tax carryforwards will expire unused.

NOTE 20 -- RELATED PARTIES

         Sale of Subsidiaries

         On March 31, 1993, the Company entered into an agreement to sell to Terrapin its oil and gas partnership management businesses for $1,100 ($800 note bearing interest at 8% per annum and $300 cash) which approximated book value. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by an officer and director of the Company who left the Company in June 1993 and rejoined the Company in November 1994. In December 1994, the note was repaid.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         In conjunction with the sale of its partnership management business, the Company and Production entered into two management agreements with Terrapin to manage its exploration and production operations. The second agreement was amended in 1996 to include corporate accounting functions. Management fees incurred to Terrapin under both agreements for the years ended September 30, 1997, 1996 and 1995 aggregated $561, $613, and $579.

         In June 1997, the Company purchased one of the Terrapin management agreements in conjunction with the sale of the Company's Rusk County, Texas oil and gas properties to UPRC (see Notes 4 and 15). The remaining contract with Terrapin runs month to month.

         In September 1997, Terrapin granted the Company an option to acquire its employees and computer equipment. The option price is one dollar plus assumption of Terrapin's office and equipment rentals and employee obligations.

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

         Professional Fees

         A former officer of the Company is also a partner in a law firm which served as general counsel to the Company. Legal fees incurred by the Company to this firm during the years ended September 30, 1997, 1996 and 1995 were $92, $307 and $2,593, respectively. The officer resigned on June 5, 1995.

         A former member of the Board of Directors is also a partner in a law firm which currently serves as general counsel for the Company. Legal fees incurred by the Company to this firm during fiscal 1997, 1996 and 1995 approximated $161, $317 and $1,225, respectively. The partner in the law firm resigned as a director of the Company on October 6, 1995.

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

         CORE, Inc.

         In the first quarter of fiscal 1995, the Company decided to dispose of its refining operations. During the period from October 14, 1994 to September 29, 1995, the Company financed three attempts to sell one or both of its refineries to CORE Refining Corporation ("CORE") (previously SIPAC, Inc.). CORE is wholly-owned by a former director of the Company. The former director was also the President and Chief Operating Officer of the Company until January 1996 and a director of the Company until April 1997. Pursuant to several agreements with CORE, the Company agreed to reimburse CORE for certain expenses incurred by CORE in attempting to raise financing for a management buyout of one or both of the Company's Refineries. Such agreements with CORE also provided that the Company would be reimbursed for most of such funding should CORE succeed in raising financing. In September 1995, the third CORE attempt to obtain financing for the management buyout failed. During the year ended September 30, 1995, IRLP recorded $3,768 of expenses related to CORE.
The Company is not responsible for any CORE expenses incurred after September 29, 1995.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


         Payment of Legal Fees for Former Director

         In conjunction with the MG Settlement, the Company paid legal fees incurred by a former director of the Company. For the years ended September 30, 1997, 1996 and 1995, such fees were $0, $3, and $327, respectively. The director resigned in June 1995.

NOTE 21 - BUSINESS SEGMENTS

   Prior to August 14, 1989, when the Indian Refinery was acquired, the Company was involved in only one business segment, the exploration for and the production of oil and gas and administration of related oil and gas partnerships. Upon the acquisition of the Indian Refinery in August 1989, the Company became engaged in an additional business segment, refining. This segment had no operations until October 1, 1990. On December 3, 1992, the Company entered a third segment of the petroleum business - natural gas marketing. The Company disposed of its partnership administration business in June 1993 but continued its exploration and production business. As a result of the foregoing, the Company operated in three segments of the petroleum business during the fiscal years ended September 30, 1995 and 1994 - refining, natural gas marketing and transmission and exploration and production. As of September 30, 1995, the Company had disposed of its refining segment (see Note 3) and thus operated in only two business segments from October 1, 1995 to May 30, 1997 - natural gas marketing and transmission and exploration and production. In May 1997, the Company sold its pipeline (natural gas transmission) to a subsidiary of UPRC (see Note 4). As a result, the Company was no longer in natural gas transmission but continued to operate in the natural gas marketing and exploration and production segments.


                                                                     Year Ended September 30, 1997
                                       ----------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       ----------       --------------           -----          ------------
Revenues...........................         $68,029         $  7,113                                 ($3,423)           $71,719
Operating income (loss)............          12,415            2,425                                  (3,370)            11,470
Identifiable assets................          41,667           48,666                                  (7,616)            82,717
Capital expenditures...............              59            1,544                                                      1,603
Depreciation, depletion and
   amortization....................          10,639            1,611                                                     12,250

                                                                     Year Ended September 30, 1996
                                       ----------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       ----------       --------------           -----          ------------

Revenues...........................         $63,789         $  9,224                               ($  4,318)         $  68,695
Operating income (loss)............          11,769            3,620                                  (3,499)            11,890
Identifiable assets................          58,368           27,281                                  15,581            101,230
Capital expenditures...............             140               34                                       1                175
Depreciation, depletion and
   amortization....................          11,393            2,324                                     251             13,968


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



                                                                     Year Ended September 30, 1995
                                       ----------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       ----------       --------------           -----          ------------

Revenues...........................         $74,675          $ 9,197                                ($ 4,273)          $ 79,599
Operating income (loss)............          16,867            2,991                                  (4,995)            14,863
Identifiable assets................          72,724           25,272                                  18,908            116,904
Capital expenditures...............              47            4,022              $35,355                  4             39,428
Depreciation, depletion and
   amortization....................          11,385            2,770                                      77             14,232

NOTE 22 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash, Cash Equivalents and Temporary Investments -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

       Note receivable - MG - at September 30, 1997, the Company had the following long-term note receivable:

                 Note - MG                $10,000                 8%

       The Company believes the interest rate on the note approximates the market value given the guarantee of the note by MG AG (see Note 24).

       Hedges -- At September 30, 1997, the Company had hedged approximately 1,051 MMbtu of gas that it expects to purchase to sell to MGNG. The book value of such hedges is zero. The fair market value, of the natural gas commodity price swaps based upon the market value of the related fixed price hedge contracts, was $153 at September 30, 1997. (See Note 15.)

       Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First              Second             Third              Fourth
                                                          Quarter             Quarter           Quarter             Quarter
                                                       (December 31)        (March 31)         (June 30)        (September 30)
                                                       -------------        ----------         ---------        --------------

        Fiscal 1997:
          Revenues................................          $20,625            $23,178          $15,265               $12,651
          Operating income before interest and
             income taxes.........................            3,508              4,901            2,030                 1,031
          Net income..............................            2,236              2,910           20,363*                1,357
          Net income per share....................         $    .33           $    .50         $   3.71              $    .28

* Includes $19,667 non-recurring gain on sale of assets (see Note 4).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



                                                           First              Second            Third              Fourth
                                                          Quarter             Quarter          Quarter             Quarter
                                                       (December 31)        (March 31)        (June 30)        (September 30)
                                                       -------------        ----------        ---------        --------------

        Fiscal 1996:
           Revenues................................             $18,042           $22,424          $16,616               $11,613
           Operating income before interest and
             income taxes..........................               3,226             5,365            1,415                 1,884
           Net income..............................               5,494             5,134            1,816                12,630
           Net income per share....................             $   .82           $   .76          $   .27               $  1.88

         Net income for the quarter ended September 30, 1996 includes an $11,259 tax benefit related to a change in the valuation reserve for deferred tax assets (see Note 2 and 19).

         The sum of the quarterly per share amounts ($4.82) differs from the annual per share amount ($4.64) in fiscal 1997 primarily because the stock purchases made by the Company were not made in equal amounts and at corresponding times each quarter.

NOTE 24 - SUBSEQUENT EVENTS

         On October 13, 1997, MG paid the Company $8,700 related to the Powerine Arbitration. The Company believes it is entitled to an additional $2,140 (see
Note 15).

         On October 21, 1997 the Company invested $1,000 in a promissary note of Penn Octane Corporation ("POC"), a public company involved in the liquid petroleum gas and compressed natural gas businesses. The note bears interest at 10% and is due on the earlier of June 30, 1998 or the closing of any financing by POC in excess of $5,000. The Company also received warrants to purchase 166,667 shares of POC at $6.00 per share. The warrants expire October 21, 2000.

                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheet of Castle Energy Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Houston, Texas
November 25, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
CASTLE ENERGY CORPORATION


In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity as of and for each of the two years in the period ended September 30, 1996 present fairly, in all material respects, the financial position, results of operations and cash flows of Castle Energy Corporation and its subsidiaries as of and for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Castle Energy Corporation for any period subsequent to September 30, 1996.


PRICE WATERHOUSE LLP

Philadelphia, PA
January 9, 1997

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's independent accountants for the fiscal year ended September 30, 1996 were the firm of Price Waterhouse LLP ("Price Waterhouse"). Price Waterhouse resigned as the Company's independent accountants on February 11, 1997. The reports of Price Waterhouse on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through February 11, 1997, there have been no disagreements with Price Waterhouse on any matter of accounting practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse would have caused them to make reference thereto in their reports on the financial statements for such years. Price Waterhouse has furnished the Company with a letter stating that it agrees with the above statements in this paragraph.

         In March 1997, the Company's Board of Directors appointed KPMG Peat Marwick LLP as the Company's independent accountants. This firm has no material relationship with the Company and its subsidiaries.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS**

--------------
** The information required by Item 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

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


     Exhibit Number      Description of Document

          3.1            Restated Certificate of Incorporation(15)
          3.2            Bylaws(10)
          4.1            Specimen Stock Certificate representing Common Stock(8)
          4.2            Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust
                         Company as Rights Agent, dated as of April 21, 1994(10)
          10.15          Replacement Gas Purchase Contract, effective February 1, 1992, between ARCO Oil and Gas
                         Company and Lone Star Gas Company(8)
          10.17          Swap Agreement, dated May 27, 1993, between Indian Refining Limited Partnership and MG
                         Refining and Marketing, Inc.(8)
          10.18          Amendment to Swap Agreement, dated July 29, 1993, between Indian Refining Limited Partnership and MG Refining and Marketing, Inc.(8)
          10.19          Amended and Restated Pipeline Management Agreement, effective as of December 1, 1992, between
                         Castle Texas Pipeline Limited Partnership and MG Gathering Corp.(8)
          10.20          Amended and Restated Service Agreement, effective as of December 1, 1992, between CEC Gas
                         Marketing Limited Partnership and MG Natural Gas Corp.(8)
          10.31          Management Agreement, dated July 1, 1993, between Castle Energy Corporation and Terrapin
                         Resources, Inc.(8)
          10.33          Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
          10.34          First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan, effective
                         May 11, 1993(8)
          10.35          Loan Agreement, dated August 6, 1993, among Castle Texas Pipeline Limited Partnership, CEC Gas
                         Marketing Limited Partnership, Castle Pipeline Company, CEC Marketing Company, Castle Energy
                         Corporation and General Electric Capital Corporation, and exhibits thereto(8)
          10.37          Amended and Restated Gas Purchase Contract, dated as of August 1, 1993, between MG Natural Gas
                         Corp. and CEC Gas Marketing Limited Partnership(8)
          10.38          Offtake Agreement, dated as of October 1, 1993, by and between MG Refining and Marketing, Inc.
                         and Powerine Oil Company(8)
          10.61          Letter agreement (re Gas Purchase Contract), dated September 30, 1993, between Castle Texas
                         Production Limited Partnership and MG Natural Gas Corp.(8)
          10.68          Employment Agreement, dated as of January 1, 1994, by and between Castle Energy Corporation and
                         Joseph L. Castle II(11)
          10.77          Settlement Agreement, dated August 31, 1994, among Metallgesellschaft AG, Metallgesellschaft
          10.84          Natural Gas Swap Agreement, dated October 14, 1994, between MG Natural Gas Corp. and Indian
                         Refining Limited Partnership(13)
          10.101         Payoff Loan and Pledge Agreement, dated April 13, 1995, among Powerine Oil Company, CEC, Inc., Castle
                         Energy Corporation, Metallgesellschaft Corp., MG Refining & Marketing, Inc., and MG Trade Finance
                         Corp.(17)



     Exhibit Number      Description of Document

          10.102         Promissory Note, dated April 13, 1995, by CEC, Inc. in favor of Metallgesellschaft Corp., in the principal amount of $10,000,000(17)
          10.105         Payoff Agreement, dated May 25, 1995, between Indian Refining Limited Partnership, Indian Refining &
                         Marketing, Inc., Castle Energy Corporation, Indian Powerine L.P., Metallgesellschaft Corp., MG Refining
                         and Marketing, Inc., and MG Trade Finance Corp.(17)
          10.111         Stock and Asset Purchase Agreement, dated November 21, 1995, among Castle Energy Corporation, Indian
                         Refining I, Limited Partnership, Indian Refining and Marketing I, Inc. and AM West G.P., Inc.(18)
          10.112         Agreement and Plan of Merger by and among Energy Merchant Corp., POC Acquisition Corporation, Powerine
                         Holding Corp., Castle Energy Corporation and Powerine Oil Company, dated January 10, 1996.(18)
          10.116         Amendment No. 1 to Stock and Asset Purchase Agreement Dated as of November 21, 1995.(18)
          10.117         Loan Agreement among Castle Exploration Company, Inc.; Castle Texas Production Limited Partnership;
                         Castle Texas Pipeline Limited Partnership; and CEC Gas Marketing Limited Partnership, as Borrowers,
                         Castle Pipeline Company; CEC Marketing Company and Castle Production Company, as General Partners,
                         Castle Energy Corporation and Commercial National Bank in Shreveport as of April 30, 1996 (19)
          10.118         First Amendment to Loan Agreement, dated November 8, 1996, Castle Exploration Company, Inc.; Castle
                         Texas Production Limited Partnership; Castle Texas Pipeline Limited Partnership; and CEC Gas Marketing
                         Limited Partnership, as Borrowers, Castle Pipeline Company; CEC Marketing Company and Castle Production
                         Company, as General Partners, Castle Energy Corporation and Commercial National Bank in Shreveport (19)
          10.119         Amended and Restated Loan Agreement, dated November 26, 1996, among Commercial National Bank in
                         Shreveport, As Agent, the Several Financial Institutions From Time to Time thereto, and Castle
                         Exploration Company, Inc.; Castle Texas Production Limited Partnership; Castle Texas Pipeline Limited
                         Partnership; and CEC Gas Marketing Limited Partnership, as Borrowers, Castle Pipeline Company; CEC
                         Marketing Company and Castle Production Company, as General Partners, and Castle Energy Corporation
                         (19)
          10.120         Option Agreement dated July 10, 1997 between Terrapin Resources, Inc. and Castle Energy Corporation
          10.121         Closing Agreement, dated May 30, 1997 by and among Castle Energy Corporation, Castle Texas Production
                         L.P., Union Pacific Resources Company and Castle Exploration Company, Inc.
          10.122         Purchase and Sale Agreement by and among Castle Energy Corporation and Castle Texas Pipeline L.P. and
                         Union Pacific Intrastate Pipeline Company, dated May 16, 1997 (20)
          10.123         Purchase and Sale Agreement by and among Castle Energy Corporation and Castle Texas Production
                         L.P. and Union Pacific Resources Company dated May 16, 1997 (20)
          11.1           Statement re: Computation of Earnings Per Share
          21             List of subsidiaries of Registrant
          23.1           Consent of Price Waterhouse LLP
          23.2           Consent of Ryder Scott Company
          23.3           Consent of Huntley & Huntley
          23.4           Consent of KPMG Peat Marwick LLP
          27             Financial Data Schedule

   (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1997.

------------

** The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission
(3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991
(8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(11) Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994
(12) Incorporated by reference to the Registrant's Form 8-K, dated August 31, 1994.
(13) Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994.
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994.
(17) Incorporated by reference to the Registrant's Form 10-Q for the third quarter ended June 30, 1995.
(18) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1995.
(19) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended September 30, 1996.
(20)     Incorporated by reference to the Registrant's Form 8-K dated May 30,
         1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTLE ENERGY CORPORATION


Date:    November 24, 1997                By: /s/ JOSEPH L. CASTLE II
                                              ---------------------------------
                                                     Joseph L. Castle II
                                                    Chairman of the Board
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/JOSEPH L. CASTLE II                       Chairman of the Board and Chief                            November 21, 1997
----------------------------                 Executive Officer
   Joseph L. Castle II



/s/MARTIN R. HOFFMANN
----------------------------                 Director                                                   November 25, 1997
   Martin R. Hoffmann


/s/JOHN P. KELLER
----------------------------                 Director                                                   November 21, 1997
   John P. Keller



/s/RICHARD E. STAEDTLER
----------------------------                 Senior Vice President                                      November 17, 1997
   Richard E. Staedtler                      Chief Financial Officer
                                             Chief Accounting Officer
                                             Director


/s/SIDNEY F. WENTZ
----------------------------                 Director                                                   November 21, 1997
   Sidney F. Wentz




                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS
                               (November 10, 1997)


JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Director                                    Director
Chairman & Chief Executive Officer          Chief Financial Officer and Chief
                                               Accounting Officer

MARTIN R. HOFFMANN                          SIDNEY F. WENTZ
Director                                    Director
   Of Counsel to Washington, D.C.           Chairman of The Robert Wood Johnson
     Office of Skadden, Arps, Slate,           Foundation
     Meagher & Flom

JOHN P. KELLER
Director
President, Keller Group, Inc.




                               OPERATING OFFICERS

JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Chief Executive Officer                     Chief Financial Officer
                                            Chief Accounting Officer

                                PRINCIPAL OFFICES


One Radnor Corporate Center                 1815 Washington Road
Suite 250                                   Pittsburgh, PA 15241-1423
100 Matsonford Road
Radnor, PA 19087

13760 Deerlick Creek Road
Tuscaloosa, Alabama 35406

                                     AGENTS

Counsel                                     Independent Reservoir Engineers

Duane, Morris & Heckscher LLP               Huntley & Huntley, Inc.
One Liberty Place, 42nd Floor               340 Mansfield Avenue
Philadelphia, PA 19103-7396                 Pittsburgh, PA 15220

Independent Accountants

KPMG Peat Marwick LLP
700 Louisiana, Floor 27
Houston, Texas 77002

Registrar and Transfer Agent

American Stock Transfer
40 Wall Street, 46th Floor
New York, New York 10005