Form 10-Q
period 1997-12-31
CASTLE ENERGY CORP
filed 1998-02-11
CIK 709355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1997
                               ------------------------------------------------

                                      or


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                                -----------------------------------------------

                        Commission file number: 0-10990
                                               ---------

                           CASTLE ENERGY CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                         Delaware                                                          76-0035225
--------------------------------------------------------------                 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)


One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania                           19087
-----------------------------------------------------------------------------------------------------    ----------
(Address of Principal Executive Offices)                                                                 (Zip Code)


Registrant's Telephone Number, Including Area Code            (610) 995-9400
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 4,292,846 shares of Common Stock, $.50 par value outstanding as of February 10, 1998.

                           CASTLE ENERGY CORPORATION


                                     INDEX

                                                                                                                    Page #
                                                                                                                    ------

Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - December 31, 1997
                          (Unaudited) and September 30, 1997.......................................................      1

                          Consolidated Statements of Operations - Three Months
                          Ended December 31, 1997 and 1996 (Unaudited).............................................      2

                          Consolidated Statements of Cash Flows - Three Months
                          Ended December 31, 1997 and 1996 (Unaudited).............................................      3

                          Consolidated Statements of Stockholders' Equity - Year
                          Ended September 30, 1997 and Three Months Ended
                          December 31, 1997 (Unaudited)............................................................      4

                          Notes to the Consolidated Financial Statements (Unaudited) ..............................      5-8

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations......................................................      9-16

Part II.     Other Information
             Item 1.      Legal Proceedings........................................................................      17

             Item 6.      Exhibits and Reports on Form 8-K.........................................................      17

Signature    ......................................................................................................      18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                           CASTLE ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    ("000's" Omitted Except Share Amounts)



                                                                                       December 31,        September 30,
                                                                                           1997                1997
                                                                                       ------------        -------------
                                    ASSETS                                             (Unaudited)

Current assets:
    Cash and cash equivalents.................................................            $51,490              $36,338
    Restricted cash...........................................................                494                  497
    Accounts receivable.......................................................              9,420                5,868
    Prepaid transportation, net...............................................              1,500                1,500
    Prepaid expenses and other current assets.................................                458                  452
    Deferred income taxes.....................................................              2,234                2,239
    Note receivable - Penn Octane Corporation.................................              1,000
    Note receivable - MG                                                                                        10,000
    Estimated realizable value of discontinued net refining assets.............             4,422                4,422
                                                                                          -------              -------
      Total current assets....................................................             71,018               61,316
Property, plant and equipment, net:
    Natural gas transmission..................................................
    Furniture, fixtures and equipment.........................................                169                  180
Oil and gas properties, net (full cost method)................................              3,417                2,818
Gas contracts, net............................................................             13,381               15,747
Prepaid transportation, net...................................................                702                1,162
Deferred income taxes.........................................................                                   1,494
                                                                                          -------              -------
      Total assets............................................................            $88,687              $82,717
                                                                                          =======              =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..........................................................          $     707            $     707
    Accounts payable..........................................................             10,947                5,615
    Accrued expenses..........................................................              1,184                1,257
    Net refining liabilities retained..........................................             5,929                7,353
                                                                                          -------              -------
      Total current liabilities...............................................             18,767               14,932
Long-term liabilities.........................................................                 20                   20
                                                                                          -------              -------
      Total liabilities.......................................................             18,787               14,952
                                                                                          -------              -------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,800,646 shares issued at December 31, 1997 and 6,798,646 shares
      issued at September 30, 1997............................................              3,400                3,399
    Additional paid-in capital................................................             67,080               67,061
    Retained earnings.........................................................             24,583               22,468
                                                                                          -------             --------
                                                                                           95,063               92,928
    Treasury stock at cost - 2,085,100 shares at September 30, 1997 and
      December 31, 1997                                                                   (25,163)             (25,163)
                                                                                          -------              -------
      Total stockholders' equity                                                           69,900               67,765
                                                                                          -------              -------
      Total liabilities and stockholders' equity..............................            $88,687              $82,717
                                                                                          =======              =======


  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ("000's" Omitted Except Share Amounts)
                                  (Unaudited)

                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----

Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................           $    20,263            $    18,425
                                                                                    -----------            -----------
                                                                                         20,263                 18,425
                                                                                    -----------            -----------

    Exploration and production:
      Oil and gas sales..................................................                   658                  2,094
      Well operations....................................................                    58                    106
                                                                                    -----------            -----------
                                                                                            716                  2,200
                                                                                    -----------            -----------
                                                                                         20,979                 20,625
                                                                                    -----------            -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                13,086                 11,243
      Transportation.....................................................                   460
      Operating costs....................................................                                          239
      General and administrative.........................................                    26                    304
      Depreciation and amortization......................................                 2,365                  2,905
                                                                                    -----------            -----------
                                                                                         15,937                 14,691
                                                                                    -----------            -----------
    Exploration and production:
      Oil and gas production.............................................                   165                    577
      General and administrative.........................................                   222                    212
      Depreciation, depletion and amortization...........................                   163                    494
                                                                                    -----------            -----------
                                                                                            550                  1,283
                                                                                    -----------            -----------
    Corporate general and administrative expenses........................                   740                  1,143
                                                                                    -----------            -----------
                                                                                         17,227                 17,117
                                                                                    -----------            -----------
Operating income.........................................................                 3,752                  3,508
                                                                                    -----------            -----------

Other income (expense):
    Interest income......................................................                   637                    225
    Other income (expense)...............................................                    21                   (40)
    Interest expense.....................................................                                        (199)
                                                                                    -----------            -----------
                                                                                            658                   (14)
                                                                                    -----------            -----------
Net income before provision for income taxes.............................                 4,410                  3,494
                                                                                    -----------            -----------
 Provision for income taxes:
        State............................................................                    44                     35
        Federal..........................................................                 1,544                  1,223
                                                                                    -----------            -----------
                                                                                          1,588                  1,258
                                                                                    -----------            -----------
Net income...............................................................           $     2,822            $     2,236
                                                                                    ===========            ===========

Net income per share:
    Basic................................................................           $       .60            $       .33
                                                                                    ===========            ===========
    Diluted..............................................................           $       .59            $       .33
                                                                                    ===========            ===========

 Weighted average number of common and common equivalent shares outstanding:
       Basic.............................................................             4,715,546              6,691,781
                                                                                      =========             ==========
       Diluted...........................................................             4,745,690              6,717,477
                                                                                      =========             ==========

  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("000's" Omitted)
                                  (Unaudited)




                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                          1997                  1996
                                                                                          ----                  ----

Net cash flow provided by operating activities...........................               $17,601             $    3,543
                                                                                        -------             ----------

Cash flows from investing activities:
    Investment in oil and gas properties.................................                  (762)                   (98)
    Investment in note receivable - Penn Octane Corporation..............                (1,000)
    Investment in pipelines..............................................                                          (1)
                                                                                        -------             ----------
         Net cash used in investing activities...........................                (1,762)                   (99)
                                                                                        -------             ----------

Cash flows from financing activities:
   Dividends paid to stockholders........................................                  (707)
   Proceeds of long-term debt............................................                                        7,456
   Repayment of long-term debt...........................................                                     (10,835)
   Payment of debt issuance costs........................................                                        (125)
   Acquisition of treasury stock.........................................                                         (31)
   Proceeds from exercise of stock options...............................                    20
                                                                                        -------             ----------
         Net cash provided by (used in) financing activities.............                  (687)                (3,535)
                                                                                        -------             ----------
Net increase (decrease) in cash and cash equivalents.....................                15,152                   (91)
Cash and cash equivalents - beginning of period..........................                36,338                  3,457
                                                                                        -------             ----------
Cash and cash equivalents - end of period................................               $51,490             $    3,366
                                                                                        =======             ==========

Supplemental disclosures of cash flow information are as follows: Cash paid during the period:
      Interest...........................................................                  -                $      298
                                                                                        =======             ==========
      Income taxes.......................................................               $     4                  -
                                                                                        =======             ==========



  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    ("000's" Omitted Except Share Amounts)



                                                Common Stock     Additional      Retained        Treasury Stock
                                              -----------------   Paid-In        Earnings      -------------------
                                              Shares     Amount   Capital        (Deficit)     Shares       Amount      Total
                                              ------     ------   -------        ---------     ------       ------    ---------

Balance - October 1, 1996.............      6,693,646    $3,347   $66,316        ($2,952)                               $66,711
Stock acquired........................                                                        2,085,100    ($25,163)    (25,163)
Options exercised.....................        105,000        52       745                                                   797
Dividends.............................                                            (1,446)                                (1,446)
Net income............................                                            26,866                                 26,866
                                            ---------    ------   -------       --------      ---------    --------     -------
Balance - September 30, 1997..........      6,798,646     3,399    67,061         22,468      2,085,100     (25,163)     67,765
Options exercised.....................          2,000         1        19                                                    20
Dividends.............................                                              (707)                                  (707)
Net income............................                                             2,822                                  2,822
                                            ---------    ------   -------       --------      ---------    --------     -------
Balance - December 31, 1997                 6,800,646    $3,400   $67,080        $24,583      2,085,100    ($25,163)    $69,900
                                            =========    ======   =======       ========      =========    ========     =======




  The accompanying notes are an integral part of these financial statements.

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 1997 and 1996 and for a fair statement of financial position at December 31, 1997.

Note 2 - September 30, 1997 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1997 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

Note 4 - Contingencies/Litigation

         Powerine Arbitration

         One of the Company's subsidiaries owned a $10,000 note due from Metallgesellschaft Corp. ("MG"), a former related party ("the MG Note"). The subsidiary also owed a $10,000 note to MG. The subsidiary was also assigned the claim of Powerine against MG. The claim relates to discontinued refining operations. The claim was submitted to binding arbitration. The subsidiary has carried its estimated recovery from the Powerine Arbitration, after all offsetting of notes, at $10,000.

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)



         On May 30, 1997, the arbitrator issued a written opinion finding for the Company's subsidiary on all liability issues. On October 14, 1997, MG paid the Company's subsidiary $8,700, thus reducing the book value of the subsidiary's receivable from the Powerine Arbitration to $1,300. The subsidiary then filed a motion to recover an additional $2,142 related to interest on the principal amount awarded in the arbitration. On January 27, 1998, the arbitrator ruled in favor of MG concerning the additional $2,142 the subsidiary sought to recover. As a result the subsidiary booked a $1,300 reserve against the recorded $1,300 receivable from the Powerine Arbitration. Management believes that it is due the additional $2,142 and is currently considering alternatives to recover this amount.

         The $1,300 difference between the $10,000 book value of the Powerine Arbitration and the $8,700 recovered has been offset against $2,932 of deferred gain applicable to the Company's discontinued refining operations, resulting in a net deferred gain applicable to discontinued refining operations of $1,632 at December 31, 1997. Such amounts are included under the caption "net refining liabilities retained" in the consolidated balance sheet at December 31, 1997. The Company's policy has been to defer any net gains related to discontinued refining operations until such time as the probability of future offsetting losses is remote and to recognize net losses, if any, if and when such net losses are probable.

         SWAP Agreement - MGNG

         Indian Refining I Limited Partnership ("IRLP"), the Company's inactive refining subsidiary, is involved in litigation with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG. The litigation involves competing claims by both parties concerning a terminated natural gas swap agreement between MGNG and IRLP. The litigation is related to the Powerine Arbitration litigation (see above) and has been deferred several times pending the outcome of the Powerine Arbitration litigation. IRLP expects this litigation to be settled shortly since the Powerine Arbitration litigation has been decided and expects to recover $703, plus interest. If MGNG were to prevail, IRLP would owe MG $653 plus interest. The amount at stake is accordingly
$1,356, plus interest.

         In January 1998, IRLP filed suit against MG to collect $703 plus interest and has recorded a receivable of $703 on its books related to the anticipated recovery. The amount which is ultimately recovered will directly impact discontinued operations. The impact of resolution will be considered with other items, if any, impacting discontinued operations.

         Larry Long Litigation

         In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, Atlantic Richfield Company ("ARCO"), B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to Lone Star Gas Company ("Lone Star") pursuant to a long-term contract ("Lone Star Contract"). Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000.

         After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs have apparently now limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership. No hearing has been held on the plaintiffs' request for class certification, however. Furthermore, no hearing is presently scheduled and there is no current activity in the case.

         Based upon the revised pleadings, management of the Company determined that the possible exposure of the Company and its subsidiary limited partnerships for all gas sold to Lone Star in the past and in the future, were they to lose the case, was less than $3,000. However, the Company sold all of its Rusk County oil and gas properties to Union Pacific Resources Company ("UPRC") in May of 1997. The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production. Management continues to believe that the plaintiffs' claims are without merit and intends to vigorously fight the claims which have been asserted by the plaintiffs if such claims are pursued. Moreover, management believes that the recent sale to UPRC has reduced the total exposure of the Company and its subsidiary limited partnerships to less than $2,000 in actual damages if they were to lose the case on all points.

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

         In April 1997, the Company filed a motion to quash the plaintiffs' summons based upon the lack of jurisdiction. On May 2, 1997, the court granted the Company's motion. As a result, the Company is no longer a defendant in the Powerine Class Action Lawsuit.

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)



Note 5 - Accounting Pronouncements

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," ("FAS No.128") which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company adopted FAS 128 effective October 1, 1997. Earnings per share for the three month period ended December 31, 1996 have been restated in accordance with FAS No. 128

Note 6 - Derivative Financial Instruments

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

         Gains and losses on futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of natural gas are deferred on the balance sheet and credited or debited to cost of gas purchased and recognized in operations when the related hedged transaction occurs. There were no such deferred gains or losses at December 31, 1997 or September 30, 1997. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently.

         As a result of hedging transactions, the cost of gas purchased decreased $209 and $286 for the quarters ended December 31, 1997 and 1996, respectively.

Note 7 - Subsequent Events

         Subsequent to December 31, 1997, the Company repurchased 422,700 shares of its outstanding common stock. The purchase price was $5,805.

         Subsequent to December 31, 1997, the Company repurchased 7,500 outstanding options from a former officer of a subsidiary of the Company for $33, the fair market value of such options on the date repurchased.

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

         In May 1997, the Company sold approximately 84% of its proved oil and gas reserves and its Texas pipeline to UPRC and one of its subsidiaries. As a result, the operations related to the assets sold impacted operations for all three months of the quarter ended December 31, 1996 but did not impact operations for the three months ended December 31, 1997.

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

NATURAL GAS MARKETING

         As noted above, the Company sold its Texas oil and gas properties and pipeline to UPRC in May of 1997 while retaining its gas marketing operations which consist primarily of a long-term gas sales contract with Lone Star. The sale had the following effects on the Company's natural gas marketing and transmission operations.

          a. The Company now had to purchase gas for the Lone Star Contract that previously was produced from the Company's Texas oil and gas properties. As a result, the Company became subject to price risk on such future gas purchases whereas previously the Company was subject to reserve production risk - the possibility that the volumes of gas produced were more or less than that expected. Previously, the Company's marketing subsidiary purchased a portion of the gas required for the Lone Star Contract from one of the Company's exploration and production subsidiaries. The resultant intercompany sales were eliminated in consolidation. Since the sale to UPRC, the Company's gas marketing subsidiary has purchased all gas required for the Lone Star Contract from unrelated parties.

          b. Having sold its Texas pipeline, the Company now requires outside transportation to transport its gas to Lone Star. UPRC, the purchaser of the Company's Texas pipeline, agreed to transport all of the remaining Lone Star gas as part of the related purchase and sale agreement. The Company has recorded the value of such prepaid transportation at $3,000, its estimated fair market value, and is amortizing the prepayment over the term of the Lone Star Contract based upon deliveries made. Previously, the Company incurred operating expenses to operate the pipeline and recorded pipeline depreciation.

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing and transmission segment is as follows:


                                                   Lone
                                                   Star            MGNG       Intercompany
                                                 Contract        Contract     Eliminations     Consolidated
                                                 --------        --------     ------------     ------------
Quarter Ended December 31, 1997:

   Gas Sales                                      $19,013          $1,250                           $20,263
   Gas purchases                                  (11,510)         (1,576)                          (13,086)
                                                 --------          ------                         ---------
   Gross margin                                  $  7,503        ($   326)                        $   7,177
                                                 ========         =======                         =========

Quarter Ended December 31, 1996

   Gas Sales                                      $18,370          $1,236           ($1,181)        $18,425
   Gas purchases                                  (11,017)         (1,407)            1,181         (11,243)
                                                 -------          ------            -------        --------
   Gross margin                                  $  7,353         $  (171)          $     0        $  7,182
                                                 ========         ======            =======        ========

         Natural gas sales under the Lone Star Contract increased $643 or 3.5% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. Under the Lone Star Contract the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes delivered to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September
30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first quarter of fiscal 1998 deliveries and sales to Lone Star exceeded by approximately 20% those which would have resulted if daily deliveries had been fixed and equal. Since annual deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the remainder of fiscal 1998 will average less than those which would have resulted if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract increased $493 or 4.5% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. For the quarter ended December 31, 1996 gas purchases comprised 60.0% of gas sales versus 60.5% of gas sales for the quarter ended December 31, 1997. From 1997 to 1998 the gross margin increased $150 or 2.0%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) decreased .5% from 40.0% for the quarter ended December 31, 1996 to 39.5% for the quarter ended December 31, 1997. The increase in gas purchases as a percentage of gas sales and resulting decrease in the gross margin percentage resulted primarily from the increased gas purchase costs applicable to unhedged gas supplies that the Company purchased at spot prices and which were not provided by the Company's fixed price gas supply contract with MGNG. Approximately 10% of the Company's gas supplies for the Lone Star Contract remain unhedged and the Company is thus subject to gas price risk with respect thereto.

         MGNG Contract

         One of the Company's natural gas marketing subsidiaries is a party to a gas sales contract with MGNG ("MG Contract"). Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the quarter ended December 31, 1997, the Company realized a negative gross margin of $326 versus a negative gross margin of $171 for the quarter ending December 31, 1996. The negative margins resulted because the spot (market) prices paid by the Company for gas, less hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The higher negative gross margins for the quarter ended December 31, 1997 resulted because the spot prices paid by the Company, net of hedging effects, were greater in fiscal 1998 than in fiscal 1997. The Company has not yet hedged most of the remaining gas purchase requirement for this contract. In addition, the Company expects to realize a significant negative gross margin on this contract for the second quarter of fiscal 1998. Future gross margins will depend primarily on future spot (market) prices of gas and the results of the Company's efforts to hedge its remaining gas purchase commitments at favorable prices.

         Operating Costs

         Operating costs decreased to zero for three months ended December 31, 1997 because the Texas pipeline was sold to UPRC in May 1997 and the Company no longer incurs operating costs to operate the Texas pipeline.

         General and Administrative

         General and administrative costs decreased $278 from $304 for the three months ended December 31, 1996 to $26 for the three months ended December 31, 1997. Most general and administrative costs incurred during the three months ended December 31, 1996 related to the Texas pipeline, which was sold in May 1997. The remaining administrative costs consist primarily of consulting fees for on-going gas marketing operations.

         Transportation

         Transportation expense increased $460 from zero for the three months ended December 31, 1996 to $460 for the three months ended December 31, 1997. In 1997, one of the Company's subsidiaries owned and operated the Texas pipeline and all transportation revenues were for intercompany transportation and were accordingly eliminated in consolidation of the Company's financial statements. In 1998, transportation expense consisted entirely of the amortization of a $3,000 prepaid transportation asset. Amortization is based upon and thus proportional to deliveries made to Lone Star.

         Depreciation and Amortization

         Depreciation and amortization decreased $540 or 18.6% from the first three months of fiscal 1997 to the first three months of fiscal 1998. The decrease is attributable to the sale of the Texas pipeline to UPRC in May 1997. As a result of the sale, the Company no longer owned and depreciated the Texas pipeline.

EXPLORATION AND PRODUCTION

         As noted above, the Company sold its Texas oil and gas properties to UPRC in May 1997. The reserves sold represented approximately 84% of the Company's proved oil and gas reserves and 60%- 65% of the Company's gas production at the time of sale. Comparison of current oil and gas sales, production costs, general and administrative costs and depletion, depreciation and amortization to those in fiscal 1997 is thus not meaningful. Accordingly, exploration and production operations comparisons and analysis have been limited to those oil and gas properties which were not sold to UPRC. The related operating results for such properties are as follows:


                                                      Quarter Ended December 31,
                                                      --------------------------
                                                          1997         1996
                                                          ----         ----
Revenues:
     Oil and gas sales...............................     $658         $844
     Well operations.................................       58           72
                                                          ----       ------
                                                           716          916
                                                          ----        -----

Expenses:
     Oil and gas production..........................      165          132
     General and administrative......................      222          166
     Depreciation, depletion and amortization........      163          216
                                                          ----        -----
                                                           550          514
                                                          ----        -----
Operating income.....................................     $166         $402
                                                          ====         ====

         Revenues

             Oil and Gas Sales

             Oil and gas sales decreased $186 or 22% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The decrease is primarily attributable to decreased oil and gas prices. Decreased production also contributed to the decreased sales. Although the Company has participated in drilling approximately 15 new wells from July 1997 through December 31, 1997, most of the revenues generated from such new drilling activities are not expected to significantly impact oil and gas sales until the second quarter of fiscal 1998. The Company is currently participating in two drilling programs and expects to participate in at least 20-25 new wells in fiscal 1998. The Company is also reviewing possible investments in other oil and gas drilling programs and oil and gas property acquisitions. As a result, the Company expects that its oil and gas sales will increase significantly given stable or increasing oil and gas sales prices but there can be no assurance that such will be the case.

             Well Operations

             Revenue from well operations decreased $14 or 19.4% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The decrease is attributable to the Company's resignation as operator on certain Appalachian wells where a non-operator offered to operate the wells at a cost less than that being incurred by the Company in performing such operations. The related well operations revenues were not replaced.

         Expenses

             Oil and Gas Production

             Oil and gas production expenses increased $33 or 25% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis. The Company expects that, although oil and gas production expense will increase as a result of its new drilling activities, such expenses will decline when compared to oil and gas production given the lower production costs typically associated with new production. There can be no assurance, however, that such will be the case.

             General and Administration

             General and administrative costs increased $56 or 33.7% from the first three months of fiscal 1997 to the first three months of fiscal 1998. The increase was attributable to increased employee salaries in fiscal 1998 and a non-recurring $24 recovery in fiscal 1997 for which there was no counterpart in fiscal 1998.

             Depreciation, Depletion and Amortization

             Depreciation, depletion and amortization decreased $53 or 24.5% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The decrease is attributable to decreased production and to a decrease in the cost per equivalent mcf of proved reserves in the Company's full cost amortization center. The decrease in the cost per equivalent mcf in the Company's full cost amortization center resulted from the sale of 84% of the Company's oil and gas reserves to UPRC in May of 1997. The consequence will be a decrease in future depreciation, depletion and amortization charges to the Company's exploration and production operations.

OTHER INCOME (EXPENSE)

         Interest Income

         Interest income increased $412 or 183.1% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. The increase is primarily attributable to an increase in unrestricted cash. At December 31, 1997, the Company had $51,490 of unrestricted cash versus only $3,366 a year earlier. For the three months ended December 31, 1996, $200 of interest income was attributable to a note receivable from MG related to the Powerine Arbitration and $25 resulted from the investment of excess cash. For the three months ended December 31, 1997, $31 was attributable to interest on the MG note, $19 was attributable to interest on a note from Penn Octane Corporation ("Penn Octane") and the remaining $587 was attributable to the investment of excess cash. Interest on the MG note ceased on October 14, 1997.

         The Penn Octane note, $1,000, is unsecured, bears interest at 10% and is due the earlier of June 30, 1998 or the closing of any financing by Penn Octane in excess of $5,000. The Company expected Penn Octane to close such a financing in January 1998 but it has not yet been able to do so. Penn

Octane has, however, paid interest due on the note. The Company will continue to monitor its investment in Penn Octane.

         Interest Expense

         Interest expense decreased $199 to zero in the quarter ended December 31, 1997 because the Company repaid all of its long-term debt in May 1997 with a portion of the proceeds of the sale of its Texas oil and gas properties and pipeline to UPRC.

TAX PROVISION

         The tax provision for each of the quarters ended December 31, 1996 and 1997 essentially represents the amortization of the Company's deferred tax assets at the effective rate of 36% of pre-tax book income. The Company expects to record a similar tax provision for future earnings through amortization of the deferred tax asset. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

LIQUIDITY AND CAPITAL RESOURCES

         All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate", or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash receipts and expected cash obligations included below. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.

         During the quarter ended December 31, 1997, the Company generated $17,601 from operating activities. Of this amount, $8,700 represented the collection of a portion of the MG Note. During the same period the Company invested $1,000 in a note for Penn Octane and $762 in oil and gas drilling and paid $707 in stockholder dividends. At December 31, 1997, the Company had $51,490 of unrestricted cash, $52,251 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

         a. Investments in Oil and Gas Properties and Energy Sector - the Company has already entered into a joint venture to drill up to 100 wells in Appalachia over the next three to four years and had undertaken a 10-13 well drilling program on its undrilled Alabama acreage. Nine wells have been drilled by the joint venture and the Company has drilled five new coalbed methane wells in Alabama. At least 20 new wells are planned by the joint venture over the next year and the Company plans to drill at least five additional coalbed methane wells in Alabama. In addition, the Company is also reviewing several possible joint ventures, reserve acquisitions and drilling ventures, as well as other investments in the energy sector. The Company believes that the recent significant decrease in oil and gas prices will increase the probability that the Company can conclude a transaction or several transactions on terms favorable to the Company although there can be no assurance that such will be the case.

         b. Repurchase of Company Shares - as of February 10, 1998, the Company had repurchased 2,507,800 of its shares of common stock at a cost of $30,968 (2,085,100 shares at a cost of $25,163 as of December 31, 1997). The Company's Board of Directors had previously authorized the repurchase of up to 2,500,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. On February 4, 1998, the Board of Directors authorized the repurchase of an additional 500,000 shares over the next year. The decision whether to repurchase additional shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         An estimate of the Company's expected cash resources and obligations from January 1, 1998 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:


Expected Cash Resources:                                                                  ("000's" Omitted)

   Cash on hand - January 1, 1998..................................................           $ 51,490
   Cash flow - gas marketing and remaining exploration and
       production operations.......................................................             38,859
   Repayment of Penn Octane Corporation note.......................................              1,000
   Proceeds from platinum recovery - IRLP..........................................                800
   Proceeds from SWAP litigation - IRLP............................................                703
   Proceeds from American Western note.............................................              2,919
   Interest........................................................................              5,801
   Liquidation of working capital..................................................                741
                                                                                              --------
                                                                                               102,313
                                                                                              --------
Expected Cash Obligations:

   New drilling....................................................................              3,238
   Purchase of 422,700 shares of common stock of the Company
       from January 1, 1998 to February 10, 1998...................................              5,805
   Purchase of 492,200 additional shares of common stock of the
       Company.....................................................................              6,890
   Quarterly dividends (based on outstanding shares at February 10,
       1998 less additional purchases of 492,200 shares)...........................              4,138
   Assumed IRLP payment of vendors and funding of
       environmental reserves......................................................              4,422
                                                                                              --------
                                                                                                24,493
                                                                                              --------

Excess of Expected Cash Resources Over Expected Cash
       Obligations.................................................................           $ 77,820
                                                                                              ========

         The foregoing estimates assume that the Company's operations and expected cash flow will not be affected by any of the risk factors listed below:

         a.   Contingent environmental liabilities

         b. Vendor liabilities of the Company's inactive refining subsidiaries (IRLP, Powerine and Indian Oil Company)

         c.   Larry Long Litigation

         d.   Credit risk - Lone Star

         e.   Supply risk - MGNG

         f.   Price risk - gas supply

         g.   Gas contract litigation - Lone Star, MGNG

         h.   Public market for Company's stock

         i.   Future of the Company

         j.   Year 2000 risk - accounting and operations

         k. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         Readers should refer to the Management Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1997 for a description of the aforementioned risk factors.

         If any or several of these risks materialize, the Company's estimated cash flow and results of operations will probably be adversely impacted and the impact may be material. The estimated cash flow above assumes none of these risks materializes. Given the number and variety of risks and the litigiousness of today's corporate world, it is reasonably possible that one or more of these risks may occur.

                          PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1997. Also see Note 4 to the December 31, 1997 financial statements included in Part I.

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

       Date:  February 10, 1998                       CASTLE ENERGY CORPORATION



                                                      /s/Richard E. Staedtler
                                                      -------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer