Form 10-Q
period 1998-03-31
CASTLE ENERGY CORP
filed 1998-05-13
CIK 709355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                                ----------------------

                        Commission file number: 0-10990
                                                -------

                           CASTLE ENERGY CORPORATION
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                     76-0035225
---------------------------------          ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


         One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
        -------------------------------------------------------------
                   (Address of Principal Executive Offices)

                          Radnor, Pennsylvania 19087
                      ---------------------------------
                                             (Zip Code)


Registrant's Telephone Number, Including Area Code (610) 995-9400
                                                   --------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 3,544,029 shares of Common Stock, $.50 par value outstanding as of April 30, 1998.

                           CASTLE ENERGY CORPORATION


                                     INDEX


                                                                                                      Page #
                                                                                                     ------
Part I.      Financial Information
             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                          and September 30, 1997....................................................... 1


                          Consolidated Statements of Operations - Three Months
                          Ended March 31, 1998 and 1997 (Unaudited).................................... 2

                          Consolidated Statements of Operations - Six Months Ended
                          March 31, 1998 and 1997 (Unaudited).......................................... 3

                          Consolidated Statements of Cash Flows - Six Months Ended
                          March 31, 1998 and 1997 (Unaudited).......................................... 4

                          Consolidated Statements of Stockholders' Equity - Year
                          Ended September 30, 1997 and Six Months Ended March
                          31, 1998 (Unaudited)......................................................... 5

                          Notes to the Consolidated Financial Statements (Unaudited)................... 6

             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..........................................10

Part II.     Other Information

             Item 1.      Legal Proceedings............................................................19

             Item 6.      Exhibits and Reports on Form 8-K.............................................19

Signature    ..........................................................................................20


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                           CASTLE ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    ("000's" Omitted Except Share Amounts)



                                                                                         March 31,         September 30,
                                                                                           1998                1997
                                                                                      ------------         -------------
                                    ASSETS                                            (Unaudited)

Current assets:
    Cash and cash equivalents.................................................            $37,090              $36,338
    Restricted cash...........................................................                600                  497
    Accounts receivable.......................................................              7,764                5,868
    Prepaid transportation, net...............................................              1,500                1,500
    Prepaid expenses and other current assets.................................                400                  452
    Deferred income taxes.....................................................                883                2,239
    Note receivable - Penn Octane Corporation.................................              1,000
    Note receivable - MG......................................................                                  10,000
   Estimated realizable value of discontinued net refining assets.............              4,422                4,422
                                                                                          -------             --------
      Total current assets....................................................             53,659               61,316
Property, plant and equipment, net:
    Furniture, fixtures and equipment.........................................                152                  180
Oil and gas properties, net (full cost method)................................              3,700                2,818
Gas contracts, net............................................................             11,015               15,747
Prepaid transportation, net...................................................                302                1,162
Deferred income taxes.........................................................                                   1,494
Other.........................................................................                 75
                                                                                          -------              -------
      Total assets............................................................            $68,903              $82,717
                                                                                          =======              =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..........................................................            $   528              $   707
    Accounts payable..........................................................              7,134                5,615
    Accrued expenses..........................................................              1,153                1,257
   Net refining liabilities retained..........................................              5,927                7,353
                                                                                          -------              -------
      Total current liabilities...............................................             14,742               14,932
Long-term liabilities.........................................................                                      20
                                                                                          -------              -------
      Total liabilities.......................................................             14,742               14,952
                                                                                          -------              -------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,800,646 shares issued at March 31, 1998 and 6,798,646 shares
      issued at September 30, 1997............................................              3,400                3,399
    Additional paid-in capital................................................             67,080               67,061
    Retained earnings.........................................................             26,599               22,468
                                                                                          -------              -------
                                                                                           97,079               92,928
      Treasury stock at cost - 3,254,617 shares at March 31, 1998 and
      2,085,100 shares at September 30, 1997                                              (42,918)             (25,163)
                                                                                          -------              -------
         Total stockholders' equity ..........................................             54,161               67,765
                                                                                          -------              -------
         Total liabilities and stockholders' equity...........................            $68,903              $82,717
                                                                                          =======              =======

The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ("000's" Omitted Except Share Amounts)
                                  (Unaudited)



                                                                                          Three Months Ended March 31,
                                                                                      ---------------------------------
                                                                                        1998                  1997
                                                                                        ----                  ----

Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................             $  17,885              $  20,367
                                                                                      ---------              ---------
                                                                                         17,885                 20,367
                                                                                      ---------              ---------
    Exploration and production:
      Oil and gas sales..................................................                   562                  2,682
      Well operations....................................................                    57                    129
                                                                                      ---------              ---------
                                                                                            619                  2,811
                                                                                      ---------              ---------
                                                                                         18,504                 23,178
                                                                                      ---------              ---------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                11,113                 12,832
      Transportation.....................................................                   400
      Operating costs (recovery).........................................                   (16)                   129
      General and administrative.........................................                    12                    373
      Depreciation and amortization......................................                 2,366                  2,779
                                                                                      ---------              ---------
                                                                                         13,875                 16,113
                                                                                      ---------              ---------
    Exploration and production:
      Oil and gas production.............................................                   183                    717
      General and administrative.........................................                    85                    403
      Depreciation, depletion and amortization...........................                   164                    405
                                                                                      ---------              ---------
                                                                                            432                  1,525
                                                                                      ---------              ---------
    Corporate general and administrative expenses........................                   828                    639
                                                                                      ---------              ---------
                                                                                         15,135                 18,277
                                                                                      ---------              ---------
Operating income.........................................................                 3,369                  4,901
                                                                                      ---------              ---------

Other income (expense):
    Interest income......................................................                   594                    210
    Other income (expense)...............................................                     8                    (11)
    Interest expense.....................................................                                         (554)
                                                                                      ---------              ---------
                                                                                            602                  (355)
                                                                                      ---------              ---------
Net income before provision for income taxes.............................                 3,971                  4,546
                                                                                      ---------              ---------
 Provision for income taxes:
    State................................................................                    40                     45
    Federal..............................................................                 1,389                  1,591
                                                                                      ---------              ---------
                                                                                          1,429                  1,636
                                                                                      ---------              ---------
Net income...............................................................             $   2,542              $   2,910
                                                                                      =========              =========

Net income per share:
    Basic................................................................             $     .61              $     .50
                                                                                      =========              =========
    Diluted..............................................................             $     .61              $     .50
                                                                                      =========             ==========

 Weighted average number of common and potential dilutive common shares outstanding:
       Basic.............................................................             4,144,129              5,778,228
                                                                                     ==========              =========
       Diluted...........................................................             4,181,244              5,820,232
                                                                                     ==========              =========


The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ("000's" Omitted Except Share Amounts)
                                  (Unaudited)

                                                                                        Six Months Ended March 31,
                                                                                      ------------------------------
                                                                                       1998                    1997
                                                                                       ----                    ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................           $    38,148           $     38,792
                                                                                    -----------           ------------
                                                                                         38,148                 38,792
                                                                                    -----------           ------------
    Exploration and production:
      Oil and gas sales..................................................                 1,220                  4,776
      Well operations....................................................                   115                    235
                                                                                    -----------           ------------
                                                                                          1,335                  5,011
                                                                                    -----------           ------------
                                                                                         39,483                 43,803
                                                                                    -----------           ------------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                24,199                 24,075
      Transportation.....................................................                   860
      Operating costs....................................................                   (16)                   368
      General and administrative.........................................                    38                    677
      Depreciation and amortization......................................                 4,731                  5,684
                                                                                    -----------           ------------
                                                                                         29,812                 30,804
                                                                                    -----------           ------------
    Exploration and production:
      Oil and gas production.............................................                   348                  1,294
      General and administrative.........................................                   307                    615
      Depreciation, depletion and amortization...........................                   327                    899
                                                                                    -----------           ------------
                                                                                            982                  2,808
                                                                                    -----------           ------------
    Corporate general and administrative expenses........................                 1,568                  1,782
                                                                                    -----------           ------------
                                                                                         32,362                 35,394
                                                                                    -----------           ------------
Operating income.........................................................                 7,121                  8,409
                                                                                    -----------           ------------

Other income (expense):
    Interest income......................................................                 1,231                    435
    Other income (expense)...............................................                    29                    (51)
    Interest expense.....................................................                                         (753)
                                                                                    -----------           ------------
                                                                                          1,260                   (369)
                                                                                    -----------           ------------
Net income before provision for income taxes.............................                 8,381                  8,040
                                                                                    -----------           ------------
Provision for income taxes:
    State................................................................                    84                     80
    Federal..............................................................                 2,933                  2,814
                                                                                    -----------           ------------
                                                                                          3,017                  2,894
                                                                                    -----------           ------------
Net income...............................................................           $     5,364           $      5,146
                                                                                    ===========           ============

Net income per share:
    Basic................................................................           $      1.21           $        .80
                                                                                    ===========           ============
    Diluted..............................................................           $      1.20           $        .80
                                                                                    ===========           ============

Weighted average number of common and potential dilutive
    common shares outstanding:
        Basic............................................................             4,434,363              6,397,746
                                                                                    ===========            ===========
        Diluted..........................................................             4,465,767              6,429,848
                                                                                    ===========            ===========

The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("000's" Omitted)
                                  (Unaudited)


                                                                                         Six Months Ended March 31,
                                                                                      -------------------------------
                                                                                         1998                   1997
                                                                                         ----                   ----

 Net cash flow provided by operating activities..........................               $22,110                $13,900
                                                                                        -------                -------

Cash flows from investing activities:
    Investment in pipelines..............................................                                           (9)
    Investment in oil and gas properties.................................                (1,209)                  (225)
    Investment in note receivable - Penn Octane Corporation..............                (1,000)
                                                                                        -------                -------
         Net cash used in investing activities...........................                (2,209)                  (234)
                                                                                        -------                -------

Cash flows from financing activities:
    Proceeds of long-term debt............................................                                       13,986
    Repayment of long-term debt...........................................                                      (11,835)
    Dividends paid to stockholders........................................                (1,414)
    Acquisition of treasury stock.........................................               (17,755)               (14,063)
    Proceeds from exercise of stock options...............................                    20                     87
                                                                                        -------                -------
         Net cash provided by (used in) financing activities.............               (19,149)               (11,825)
                                                                                        -------                -------
Net increase (decrease) in cash and cash equivalents.....................                   752                  1,841
Cash and cash equivalents - beginning of period..........................                36,338                  3,457
                                                                                        -------                -------
Cash and cash equivalents - end of period................................               $37,090                $ 5,298
                                                                                        =======                =======

The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    ("000's" Omitted Except Share Amounts)



                                            Common Stock       Additional    Retained          Treasury Stock
                                       ---------------------    Paid-In      Earnings        ---------------------
                                       Shares      Amount       Capital      (Deficit)       Shares         Amount        Total
                                       ------      ------      ----------    -----------     ------         ------      ---------

Balance - October 1, 1996.........   6,693,646     $3,347       $66,316       ($2,952)                                   $66,711
Stock acquired....................                                                         2,085,100      ($25,163)      (25,163)
Options exercised.................     105,000         52           745                                                      797
Dividends.........................                                             (1,446)                                    (1,446)
Net income........................                                             26,866                                     26,866
                                     ---------     ------       -------       -------      ---------      --------       -------
Balance - September 30, 1997......   6,798,646      3,399        67,061        22,468      2,085,100       (25,163)       67,765
Stock acquired....................                                                         1,169,517       (17,755)      (17,755)
Options exercised.................       2,000          1            19                                                       20
Dividends declared................                                             (1,233)                                    (1,233)
Net income........................                                              5,364                                      5,364
                                     ---------     ------       -------       -------      ---------      --------       -------
Balance - March 31, 1998             6,800,646     $3,400       $67,080       $26,599      3,254,617      $(42,918)      $54,161
                                     =========     ======       =======       =======      =========      =========      =======



The accompanying notes are an integral part of these financial statements.

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month and the six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended March 31, 1998 and 1997 and for a fair statement of financial position at March 31, 1998 and 1997.

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

Note 4 - Contingencies/Litigation

         Powerine Arbitration

         In October 1997, the Company recovered $8,700 from the Powerine Arbitration. The Company believes it is entitled to an additional $2,142 plus interest and its special legal counsel presented arguments to the arbitrator to recover this amount. On January 27, 1998, the arbitrator ruled against

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)


the Company. The Company is currently pursuing other alternatives to recover the $2,142. Reference should be made to the Company's Form 10-Q for the quarter ended December 31, 1997 and to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

         SWAP Agreement - MGNG

         In January 1998, IRLP filed suit against MG Natural Gas, Inc. ("MGNG"), a subsidiary of Metallgesellschaft Corp. ("MG"), to collect $703 plus interest. In February 1998, MGNG contended that the $703 was never owed to IRLP and that it had liquidated the subsidiary owing the $703. Management and general counsel believe that MGNG's counterclaims are not supported by the facts and do not affect the merits of IRLP's claims, which IRLP intends to pursue vigorously. Reference should be made to the Company's Form 10-Q for the quarter ended December 31, 1997 and to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

         Larry Long Litigation

         There have been no significant developments since September 30, 1997. Reference should be made to Form 10-Q for the quarter ended December 31, 1997 and to the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

         MGNG Litigation

         On May 4, 1998, a subsidiary of the Company filed a lawsuit against MGNG and MG Gathering Company, another subsidiary of MG, in the district court of Harris County, Texas. The Castle subsidiary seeks to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges total approximately $750,000 before factoring in interest. This litigation is in a very preliminary stage:
Defendants have not answered and discovery has not commenced.

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

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)



Note 5 - GAMXX Agreement

         On February 27, 1998, the Company entered into an agreement with Alexander Allen, Inc. ("AA") concerning amounts owed to the Company by AA and its subsidiary, GAMXX Energy, Inc. ("GAMXX"). The Company had made loans to GAMXX through 1991 in the aggregate amount of approximately $8,000. When GAMXX was unable to obtain financing, the Company recorded a one hundred percent loss provision on its loans to GAMXX while still retaining its lender's liens against GAMXX.

         Pursuant to the terms of the GAMXX Agreement, the Company is to receive $1,000 cash in settlement for its loans when GAMXX closes on its financing. GAMXX expects such closing not later than May 31, 1998.

         The Company has carried its loan to GAMXX at zero the last six years. The Company will record the $1,000 proceeds as "other income" if and when it collects such amount. There can be no assurance that GAMXX will close on its financing.

Note 6 - Accounting Pronouncements

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," ("FAS No.128") which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company adopted FAS 128 effective October 1, 1997. Earnings per share for the three and six month periods ended March 31, 1998 have been stated in accordance with FAS No. 128 and earnings per share for the three and six month periods ended March 31, 1997 have been restated in accordance with FAS No. 128.

Note 7 - Derivative Financial Instruments

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

                  Castle Energy Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except share amounts)
                                  (Unaudited)

         Gains and losses on futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of natural gas are deferred on the balance sheet and credited or debited to cost of gas purchased and recognized in operations when the related hedged transaction occurs. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently. There were no such deferred gains or losses at March 31, 1998 or September 30, 1997.

         As a result of hedging transactions, the cost of gas purchased increased $340 for the six months ended March 31, 1998 and decreased $485 for the six months ended March 31, 1997

Note 8 - Subsequent Events

         Subsequent to March 31, 1998, the Company repurchased 5,000 shares of its outstanding common stock. The purchase price was $80 ($16.00 per share).

         Subsequent to March 31, 1998, an option holder exercised options to purchase 3,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focus primarily on the Company's continuing operations -- natural gas marketing and exploration and production. All references herein to dollars are in thousands.

         In May 1997, the Company sold approximately 84% of its proved oil and gas reserves and its Texas pipeline to Union Pacific Resources Company ("UPRC") and one of its subsidiaries. As a result, the operations related to the assets sold impacted operations for all of the three and six month periods ended March 31, 1997 but did not impact operations for the three month and six month periods ended March 31, 1998.

         The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and has included a discussion of risk factors related to Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussion and analysis below include forward-looking data that are based upon management's estimates, assumptions and projections. Important factors such as the risk factors listed below and other factors could cause results to differ materially from those expected by management.

NATURAL GAS MARKETING

         As noted above, the Company sold its Texas oil and gas properties and pipeline to UPRC in May of 1997 while retaining its gas marketing operations which consist primarily of a long-term gas sales contract ("Lone Star Gas Contract") with Lone Star Gas Company ("Lone Star"). The sale had the following effects on the Company's natural gas marketing operations:

         a. The Company now has to purchase gas for the Lone Star Contract that previously was produced from the Company's Texas oil and gas properties. As a result, the Company became subject to price risk on such future gas purchases whereas previously the Company was subject to reserve production risk - the possibility that the volumes of gas produced were more or less than those expected. Previously, the Company's marketing subsidiary purchased a portion of the gas required for the Lone Star Contract from one of the Company's exploration and production subsidiaries. The resultant intercompany sales were eliminated in consolidation. Since the sale to UPRC, the Company's gas marketing subsidiary has purchased all gas required for the Lone Star Contract from unrelated parties.

         b. Having sold its Texas pipeline, the Company now requires outside transportation to transport its gas to Lone Star. A subsidiary of UPRC, the purchaser of the Company's Texas pipeline, agreed to transport all of the remaining Lone Star gas as part of the related purchase and sale agreement. The Company has recorded the value of such prepaid transportation at $3,000, its estimated fair market value, and is amortizing the prepayment over the term of the Lone Star Contract based upon deliveries made. Previously, the Company incurred operating expenses to operate the pipeline and recorded pipeline depreciation.

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing segment is as follows:


                                                Lone Star          MGNG           Intercompany
                                                Contract         Contract         Eliminations         Consolidated
                                                --------         --------         ------------         ------------
Six Months Ended March 31, 1998:
                                                                                                          >

   Gas Sales                                    $35,690           $2,458                                 $38,148
   Gas purchases                                (20,886)          (3,313)                                (24,199)
                                                -------          -------                                 -------
   Gross margin                                 $14,804           $ (855)                                $13,949
                                                =======          =======                                 =======

Six Months Ended March 31, 1997:

   Gas Sales                                    $39,241           $2,445           ($2,894)              $38,792
   Gas purchases                                (24,065)          (2,904)            2,894               (24,075)
                                                -------           ------            ------               -------
   Gross margin                                 $15,176           ($ 459)                                $14,717
                                                =======           ======            ======               =======

         Natural gas sales under the Lone Star Contract decreased $3,551 or 9.0% from the first six months of fiscal 1997 to the first six months of fiscal 1998. Under the Lone Star Contract the price received for gas is fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes delivered to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September
30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first six months of fiscal 1998 deliveries and sales to Lone Star exceeded by approximately 6.5% those which would have resulted if daily deliveries had been fixed and equal. Since annual deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the remainder of fiscal 1998 will average less than those which would have resulted if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract decreased $3,179 or 13.2% from the first six months of fiscal 1997 to the first six months of fiscal 1998. For the six months ended March 31, 1997 gas purchases comprised 61.3% of gas sales versus 58.5% of gas sales for the six months ended March 31, 1998. From 1997 to 1998 the gross margin decreased $372 or 2.5%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) increased 2.8% from 38.7% for the six months ended March 31, 1997 to 41.5% for the six months ended March 31, 1998. The decrease in gas purchases as a percentage of gas sales and related increase in the gross margin percentage resulted primarily from a non-recurring favorable adjustment of gas purchase costs ($517), the replacement of high price contracts expiring in April 1997 with market price contracts and from lower market prices in fiscal 1998. The Company acquires approximately 90% of the gas required for the Lone Star Contract pursuant to a fixed price gas sales contract with MGNG ("MG Contract"). As a result the changes in the periods being compared relate to factors affecting the 10% of gas supplies that the Company must acquire on the open market at market prices. Most of this 10% requirement remains unhedged. Therefore, the Company is subject to gas price risk with respect thereto.

         MGNG Contract

         One of the Company's natural gas marketing subsidiaries is a party to the MG Contract. Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the six months ended March 31, 1998, the Company realized a negative gross margin of $855 versus a negative gross margin of $459 for the six months ending March 31, 1997. The negative margins resulted because the spot (market) prices paid by the Company for gas, net of hedging effects where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The higher negative gross margins for the six months ended March 31, 1998 resulted because the spot prices paid by the Company, net of hedging effects, were greater in fiscal 1998 than in fiscal 1997. The Company has not yet hedged most of the remaining gas supply requirement for this contract. In addition, the Company expects to realize a significant negative gross margin on this contract for the remainder of fiscal 1998 given relatively high gas prices. Future gross margins will, however, depend primarily on future spot (market) prices of gas and the results of the Company's efforts to hedge its remaining gas purchase commitments at favorable prices.

         Operating Costs

         Operating costs decreased to a credit of $16 for the six months ended March 31, 1998 from $368 for the six months ended March 31, 1997 because the Texas pipeline was sold to UPRC in May 1997 and the Company no longer incurs operating costs to operate the Texas pipeline.

         General and Administrative

         General and administrative costs decreased $639 from $677 for the six months ended March 31, 1997 to $38 for the six months ended March 31, 1998. Most general and administrative costs incurred during the six months ended March 31, 1997 related to the Texas pipeline, which was sold in May 1997. The remaining administrative costs consist primarily of consulting fees for on-going gas marketing operations.

         Transportation

         Transportation expense increased $860 from zero for the six months ended March 31, 1997 to $860 for the six months ended March 31, 1998. In 1997, one of the Company's subsidiaries owned and operated the Texas pipeline and all transportation revenues were for intercompany transportation and were accordingly eliminated in consolidation of the Company's financial statements. In 1998, transportation expense consisted entirely of the amortization of a $3,000 prepaid transportation asset. Amortization is based upon and thus proportional to deliveries made to Lone Star.

         Depreciation and Amortization

         Depreciation and amortization decreased $953 or 16.8% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The decrease is attributable to the sale of the Texas pipeline to UPRC in May 1997. As a result of the sale, the Company no longer owned and depreciated the Texas pipeline.

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


                                                                             Six Months Ended March 31,
                                                                         --------------------------------
                                                                           1998                    1997
                                                                           ----                    ----
Revenues:
     Oil and gas sales...........................................         $1,220                  $1,728
     Well operations.............................................            115                     170
                                                                         -------                 -------
                                                                           1,335                   1,898
                                                                         -------                 -------

Expenses:
     Oil and gas production......................................            248                     192
     General and administrative..................................            407                     461
     Depreciation, depletion and amortization....................            327                     429
                                                                         -------                 -------
                                                                             982                   1,082
                                                                         -------                 -------
Operating income.................................................        $   353                 $   816
                                                                         =======                 =======

         Revenues

         Oil and Gas Sales

         Oil and gas sales decreased $508 or 29.4% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The decrease is attributable to decreased oil and gas prices and decreased production. Although the Company has participated in drilling approximately twenty-four new wells from July 1997 through March 31, 1998, production from such new drilling activities has only recently begun impacting operations. The Company is currently participating in two drilling programs and expects to participate in at least 11-16 additional, new wells in fiscal 1998. The Company is also reviewing possible investments in other oil and gas drilling programs and oil and gas property acquisitions. As a result, the Company expects that its oil and gas sales will eventually increase given stable or increasing oil and gas sales prices but there can be no assurance that wells expected to be drilled will actually be drilled or that oil and gas sales will increase.

         Well Operations

         Revenue from well operations decreased $55 or 32.4% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The decrease is attributable to the Company's resignation as operator on certain Appalachian wells where a non-operator offered to operate the wells at a cost significantly less than that being incurred by the Company in performing such operations. The related well operations revenues were not replaced.

         Expenses

         Oil and Gas Production

         Oil and gas production expenses increased $56 or 29.2% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially non-capitalized repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis. The Company expects that, although oil and gas production expense will increase as a result of its new drilling activities, such expenses will decline when compared to oil and gas sales given the lower production costs typically associated with new production. There can be no assurance, however, that such will be the case.

         General and Administrative

         General and administrative costs decreased $54 or 11.7% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The net decrease was attributable to lower insurance costs, tax refunds and vendor settlements in fiscal 1998 for which there was no counterpart in fiscal 1997. This was offset slightly by higher employee costs in fiscal 1998.

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization decreased $102 or 23.8% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The decrease is attributable to decreased production and to a decrease in the cost per equivalent mcf of proved reserves in the Company's full cost amortization center. The decrease in the cost per equivalent mcf in the Company's full cost amortization center resulted from the sale of 84% of the Company's oil and gas reserves to UPRC in May of 1997. The consequence will be a decrease in future depreciation, depletion and amortization charges per unit to the Company's exploration and production operations.

OTHER INCOME (EXPENSE)

         Interest Income

         Interest income increased $786 or 183.0% from the first six months of fiscal 1997 to the first six months of fiscal 1998. The increase is primarily attributable to an increase in unrestricted cash. At March 31, 1998, the Company had $37,090 of unrestricted cash versus only $5,298 a year earlier. For the six months ended March 31, 1997, $400 of interest income was attributable to a note receivable from MG related to the Powerine Arbitration and $35 resulted from the investment of excess cash.

For the six months ended March 31, 1998 $31 was attributable to interest on the MG note, $44 was attributable to interest on a note from Penn Octane Corporation ("Penn Octane") and the remaining $1,156 was attributable to the investment of excess cash. Interest on the MG note ceased on October 14, 1997.

         The Penn Octane note, in the principal amount of $1,000, is unsecured, bears interest at 10% and is due the earlier of June 30, 1998 or the closing of any financing by Penn Octane in excess of $5,000. The Company expected Penn Octane to close such a financing in January 1998 but it has not yet been able to do so. Penn Octane has, however, paid interest due on the note when scheduled. The Company will continue to monitor its investment in Penn Octane.

         Interest Expense

         Interest expense decreased $753 from $753 for the six month period ended March 31, 1997 to zero for the six months ended March 31, 1998 because the Company repaid all of its long-term debt in May 1997 with a portion of the proceeds from the sale of its Texas oil and gas properties and pipeline to UPRC.

TAX PROVISION

         The tax provision for each of the six month periods ended March 31, 1997 and 1998 essentially represents the amortization of the Company's deferred tax assets at an effective rate of 36% of pre-tax book income. The Company expects to record a similar tax provision for future earnings to the extent of the deferred tax asset of $883 (March 31, 1998). If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

         Earnings Per Share

         Since November 1996, the Company has reacquired 3,254,617 shares of its common stock representing approximately 47.8% of shares then outstanding. As a result of these share acquisitions, earnings per share have increased significantly. If no shares had been acquired, earnings per share, assuming no income from the cash used for share acquisitions, would have been as follows:


                                              Six Months Ended March 31,
                                           ------------------------------
                                             1998                   1997
                                             ----                   ----

Basic..........................              $.80                   $.77
Diluted........................              $.80                   $.76


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

         During the six months ended March 31, 1998, the Company generated $22,110 from operating activities. Of this amount, $8,700 represented the collection of a portion of the MG Note. During the same period the Company invested $1,000 in a note from Penn Octane, $1,209 in oil and gas drilling activities and $17,755 to reacquire shares of its common stock. In addition, it paid $1,414 in stockholder dividends. At March 31, 1998, the Company had $37,090 of unrestricted cash, $38,917 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

         a. Investments in Oil and Gas Properties and Energy Sector - the Company has already entered into a joint venture to drill up to 100 wells in Appalachia over the next three to four years and has undertaken a 10-13 well drilling program on its undrilled Alabama acreage. Ten Appalachian wells have been drilled by the joint venture. In addition, the Company has drilled six new coalbed methane wells in Alabama. At least eleven new Appalachian wells are planned by the joint venture over the next year and the Company plans to drill additional coalbed methane wells in Alabama. In addition, the Company is also reviewing several possible joint ventures, reserve acquisitions and drilling ventures, as well as other investments in the energy sector. The Company believes that low oil and gas prices will increase the probability that the Company can conclude a transaction or several transactions on terms favorable to the Company. There can be no assurance that oil and gas prices will decrease and remain low or that a transaction will be closed even if such prices decrease and remain low.

         b. Repurchase of Company Shares - as of April 30, 1998, the Company had repurchased 3,254,617 of its shares of common stock at a cost of $42,918. The Company's Board of Directors had authorized the repurchase of up to 3,750,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         An estimate of the Company's expected cash resources and obligations from April 1, 1998 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:


Expected Cash Resources:                                      ("000's" Omitted)

   Cash on hand - April 1, 1998..........................          $37,090
   Cash flow - gas marketing and remaining exploration
       and production operations.........................           32,612
   Repayment of Penn Octane Corporation note.............            1,000
   Proceeds from platinum recovery - IRLP................              800
   Proceeds from SWAP litigation - IRLP..................              703
   Proceeds from American Western note...................            2,919
   Interest..............................................            6,345
                                                                   -------
                                                                    81,469
                                                                   -------
Expected Cash Obligations:

   New drilling..........................................            2,791
   Purchase of 5,000 shares of common stock of the Company
       from April 1, 1998 to May 11, 1998................               80
   Quarterly dividends (based on outstanding shares at
       May 11,1998)......................................            3,190
   Assumed IRLP payment of vendors and funding of
       environmental reserves............................            4,422
                                                                   -------
                                                                    10,483
                                                                   -------
Excess of Expected Cash Resources Over Expected Cash
       Obligations.......................................          $70,986
                                                                   =======

         The foregoing estimates assume that the Company's operations and expected cash flow will not be affected by any of the risk factors listed below:

         a.   Contingent environmental liabilities
         b.   Vendor liabilities of the Company's inactive refining subsidiaries
         c.   Larry Long Litigation
         d.   Credit risk - Lone Star
         e.   Supply risk - MGNG
         f.   Price risk - gas supply
         g.   Gas contract litigation - Lone Star, MGNG
         h.   Public market for Company's stock
         i.   Future of the Company
         j.   Year 2000 risk - accounting and operations
         k. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         In addition, Lone Star has recently informed the Company that it intends to limit daily deliveries under the Lone Star Contract to precise nominated quantities rather than a reasonable allowance in excess of such nominated quantities. The Company and Lone Star are currently negotiating this point. If the Company is unsuccessful the Company could incur a loss on the sale of gas in excess of quantities nominated by Lone Star. Although the Company does not anticipate a material loss, such may not be the case.

         UPRC has recently terminated employees responsible for the UPRC deliveries of the Company's gas to Lone Star. If deliveries to Lone Star are hindered by related pipeline operations problems, the Company could fail to deliver amounts of gas nominated by Lone Star and by so doing lose the high gross margins realized on the sale of such gas.

         Finally, the Company has assumed its note due from Penn Octane Corporation will be paid on its due date, June 30, 1998. To date, all interest on the note has been paid. Penn Octane has sought to obtain financing and agreed to repay the Company's note with the proceeds thereof. So far Penn Octane has not been successful in obtaining financing and therefore there can be no assurance that the Company's note will be repaid at June 30, 1998 or thereafter.

         Readers should refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1997 for a detailed description of the aforementioned risk factors.

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

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1997. Also see Note 4 to the March 31, 1998 financial statements included in Part I.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits:
             Exhibit 10-124 - Asset Purchase Agreement, dated February 27, 1998 by and between Castle Energy Corporation and Alexander Allen, Inc.
             Exhibit 11.1 - Statement re: Computation of Earnings Per Share
             Exhibit 27 - Financial Data Schedule

         (B) Reports on Form 8-K:  None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date: May 11, 1998                             CASTLE ENERGY CORPORATION



                                                      /s/ Richard E. Staedtler
                                                      -------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer