Form 10-Q/A
period 1998-03-31
CASTLE ENERGY CORP
filed 1998-05-26
CIK 709355

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                  FORM 10-Q/A

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                               -------------------------------------------------

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                        Commission file number: 0-10990
                                               ---------

                           CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Delaware                                           76-0035225
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


         One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
                          Radnor, Pennsylvania        19087
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code          (610) 995-9400
                                                   -----------------------------

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

                           CASTLE ENERGY CORPORATION


                                     INDEX

                                                                          Page #
                                                                          ------

Part I. Financial Information

        Item 1. Financial Statements:

                Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                and September 30, 1997.....................................  1

                Consolidated Statements of Operations - Three Months
                Ended March 31, 1998 and 1997 (Unaudited)..................  2

                Consolidated Statements of Operations - Six Months Ended
                March 31, 1998 and 1997 (Unaudited)........................  3

                Consolidated Statements of Cash Flows - Six Months Ended
                March 31, 1998 and 1997 (Unaudited)........................  4

                Consolidated Statements of Stockholders' Equity - Year
                Ended September 30, 1997 and Six Months Ended March
                31, 1998 (Unaudited).......................................  5

                Notes to the Consolidated Financial Statements (Unaudited)   6

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                           CASTLE ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    ("000's" Omitted Except Share Amounts)

                                                                                       March 31,           September 30,
                                                                                         1998                  1997
                                                                                     -----------           -------------
                                    ASSETS                                           (Unaudited)
Current assets:
    Cash and cash equivalents.................................................            $37,090              $36,338
    Restricted cash...........................................................                600                  497
    Accounts receivable.......................................................              7,764                5,868
    Prepaid transportation, net...............................................              1,500                1,500
    Prepaid expenses and other current assets.................................                400                  452
    Deferred income taxes.....................................................                883                2,239
    Note receivable - Penn Octane Corporation.................................              1,000
    Note receivable - MG......................................................                                  10,000
    Estimated realizable value of discontinued net refining assets............              4,422                4,422
                                                                                          -------              -------
      Total current assets....................................................             53,659               61,316
Property, plant and equipment, net:
    Furniture, fixtures and equipment.........................................                152                  180
Oil and gas properties, net (full cost method)................................              3,700                2,818
Gas contracts, net............................................................             11,015               15,747
Prepaid transportation, net...................................................                302                1,162
Deferred income taxes.........................................................                                   1,494
Other.........................................................................                 75
                                                                                          -------              -------
      Total assets............................................................            $68,903              $82,717
                                                                                          =======              =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..........................................................            $   528              $   707
    Accounts payable..........................................................              7,134                5,615
    Accrued expenses..........................................................              1,153                1,257
    Net refining liabilities retained.........................................              5,927                7,353
                                                                                          -------              -------
      Total current liabilities...............................................             14,742               14,932
Long-term liabilities.........................................................                                      20
                                                                                          -------              -------
      Total liabilities.......................................................             14,742               14,952
                                                                                          -------              -------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,800,646 shares issued at March 31, 1998 and 6,798,646 shares
      issued at September 30, 1997............................................              3,400                3,399
    Additional paid-in capital................................................             67,080               67,061
    Retained earnings.........................................................             26,599               22,468
                                                                                          -------              -------
                                                                                           97,079               92,928
    Treasury stock at cost - 3,254,617 shares at March 31, 1998 and
      2,085,100 shares at September 30, 1997 .................................            (42,918)             (25,163)
                                                                                          -------              -------
        Total stockholders' equity ...........................................             54,161               67,765
                                                                                           ------               ------
        Total liabilities and stockholders' equity............................            $68,903              $82,717
                                                                                          =======              =======

  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ("000's" Omitted Except Share Amounts)
                                  (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                        1998                  1997
                                                                                        ----                  ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................           $    17,885            $    20,367
                                                                                    -----------            -----------
                                                                                         17,885                 20,367
                                                                                    -----------            -----------
    Exploration and production:
      Oil and gas sales..................................................                   562                  2,682
      Well operations....................................................                    57                    129
                                                                                    -----------            -----------
                                                                                            619                  2,811
                                                                                    -----------            -----------
                                                                                         18,504                 23,178
                                                                                    -----------            -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                11,113                 12,832
      Transportation.....................................................                   400
      Operating costs (recovery).........................................                   (16)                   129
      General and administrative.........................................                    12                    373
      Depreciation and amortization......................................                 2,366                  2,779
                                                                                    -----------            -----------
                                                                                         13,875                 16,113
                                                                                    -----------            -----------
    Exploration and production:
      Oil and gas production.............................................                   183                    717
      General and administrative.........................................                    85                    403
      Depreciation, depletion and amortization...........................                   164                    405
                                                                                    -----------            -----------
                                                                                            432                  1,525
                                                                                    -----------            -----------
    Corporate general and administrative expenses........................                   828                    639
                                                                                    -----------            -----------
                                                                                         15,135                 18,277
                                                                                    -----------            -----------
Operating income.........................................................                 3,369                  4,901
                                                                                    -----------            -----------

Other income (expense):
    Interest income......................................................                   594                    210
    Other income (expense)...............................................                     8                    (11)
    Interest expense.....................................................                                         (554)
                                                                                    -----------            -----------
                                                                                            602                   (355)
                                                                                    -----------            -----------
Net income before provision for income taxes.............................                 3,971                  4,546
                                                                                    -----------            -----------
 Provision for income taxes:
    State................................................................                    40                     45
    Federal..............................................................                 1,389                  1,591
                                                                                    -----------            -----------
                                                                                          1,429                  1,636
                                                                                    -----------            -----------
Net income...............................................................           $     2,542            $     2,910
                                                                                    ===========            ===========
Net income per share:
    Basic................................................................           $       .61            $       .50
                                                                                    ===========            ===========
    Diluted..............................................................           $       .61            $       .50
                                                                                    ===========            ===========

 Weighted average number of common and potential dilutive common shares outstanding:
       Basic.............................................................             4,144,129              5,778,228
                                                                                    ===========            ===========
       Diluted...........................................................             4,181,244              5,820,232
                                                                                    ===========            ===========

  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ("000's" Omitted Except Share Amounts)
                                  (Unaudited)


                                                                                        Six Months Ended March 31,
                                                                                        --------------------------
                                                                                        1998                 1997
                                                                                        ----                 ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................            $   38,148             $   38,792
                                                                                     ----------             ----------
                                                                                         38,148                 38,792
                                                                                     ----------             ----------
    Exploration and production:
      Oil and gas sales..................................................                 1,220                  4,776
      Well operations....................................................                   115                    235
                                                                                     ----------             ----------
                                                                                          1,335                  5,011
                                                                                     ----------             ----------
                                                                                         39,483                 43,803
                                                                                     ----------             ----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                24,199                 24,075
      Transportation.....................................................                   860
      Operating costs....................................................                   (16)                   368
      General and administrative.........................................                    38                    677
      Depreciation and amortization......................................                 4,731                  5,684
                                                                                     ----------             ----------
                                                                                         29,812                 30,804
                                                                                     ----------             ----------
    Exploration and production:
      Oil and gas production.............................................                   348                  1,294
      General and administrative.........................................                   307                    615
      Depreciation, depletion and amortization...........................                   327                    899
                                                                                     ----------             ----------
                                                                                            982                  2,808
                                                                                     ----------             ----------
    Corporate general and administrative expenses........................                 1,568                  1,782
                                                                                     ----------             ----------
                                                                                         32,362                 35,394
                                                                                     ----------             ----------
Operating income.........................................................                 7,121                  8,409
                                                                                     ----------             ----------

Other income (expense):
    Interest income......................................................                 1,231                    435
    Other income (expense)...............................................                    29                    (51)
    Interest expense.....................................................                                         (753)
                                                                                     ----------             ----------
                                                                                          1,260                   (369)
                                                                                     ----------             ----------
Net income before provision for income taxes.............................                 8,381                  8,040
                                                                                     ----------             ----------
 Provision for income taxes:
    State................................................................                    84                     80
    Federal..............................................................                 2,933                  2,814
                                                                                     ----------             ----------
                                                                                          3,017                  2,894
                                                                                     ----------             ----------
Net income...............................................................            $    5,364             $    5,146
                                                                                     ==========             ==========

Net income per share:
    Basic................................................................            $     1.21             $      .80
                                                                                     ==========             ==========
    Diluted..............................................................            $     1.20             $      .80
                                                                                     ==========             ==========

 Weighted average number of common and potential dilutive common shares outstanding:
        Basic............................................................             4,434,363              6,397,746
                                                                                     ==========             ==========
        Diluted..........................................................             4,465,767              6,429,848
                                                                                     ==========             ==========


  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("000's" Omitted)
                                  (Unaudited)

                                                                                          Six Months Ended March 31,
                                                                                          --------------------------
                                                                                        1998                     1997
                                                                                        ----                     ----

 Net cash flow provided by operating activities..........................               $22,110                $13,900
                                                                                        -------                -------

Cash flows from investing activities:
    Investment in pipelines..............................................                                           (9)
    Investment in oil and gas properties.................................                (1,209)                  (225)
    Investment in note receivable - Penn Octane Corporation..............                (1,000)
                                                                                        -------                -------
         Net cash used in investing activities...........................                (2,209)                  (234)
                                                                                        -------                -------

Cash flows from financing activities:
    Proceeds of long-term debt...........................................                                       13,986
    Repayment of long-term debt..........................................                                      (11,835)
   Dividends paid to stockholders........................................                (1,414)
   Acquisition of treasury stock.........................................               (17,755)               (14,063)
   Proceeds from exercise of stock options...............................                    20                     87
                                                                                        -------                -------
         Net cash provided by (used in) financing activities.............               (19,149)               (11,825)
                                                                                        -------                -------
Net increase (decrease) in cash and cash equivalents.....................                   752                  1,841
Cash and cash equivalents - beginning of period..........................                36,338                  3,457
                                                                                        -------                -------
Cash and cash equivalents - end of period................................               $37,090               $  5,298
                                                                                        =======               ========

  The accompanying notes are an integral part of these financial statements.

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    ("000's" Omitted Except Share Amounts)

                                            Common Stock       Additional     Retained           Treasury Stock
                                         -----------------      Paid-In       Earnings        ---------------------
                                         Shares     Amount      Capital       (Deficit)       Shares         Amount        Total
                                         ------     ------    ----------     ----------       ------         ------      ---------
Balance - October 1, 1996.............  6,693,646    $3,347     $66,316        ($2,952)                                    $66,711
Stock acquired........................                                                      2,085,100      ($25,163)       (25,163)
Options exercised.....................    105,000        52         745                                                        797
Dividends.............................                                          (1,446)                                     (1,446)
Net income............................                                          26,866                                      26,866
                                        ---------    ------     -------        -------      ---------      --------        -------
Balance - September 30, 1997..........  6,798,646     3,399      67,061         22,468      2,085,100       (25,163)        67,765
Stock acquired........................                                                      1,169,517       (17,755)       (17,755)
Options exercised.....................      2,000         1          19                                                         20
Dividends declared....................                                          (1,233)                                     (1,233)
Net income............................                                           5,364                                       5,364
                                        ---------    ------     -------        -------      ---------      --------        -------
Balance - March 31, 1998                6,800,646    $3,400     $67,080        $26,599      3,254,617      $(42,918)       $54,161
                                        =========    ======     =======        =======      =========      ========        =======

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

Note 2 - September 30, 1997 Balance Sheet
-----------------------------------------

         The amounts presented in the balance sheet as of September 30, 1997 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

Note 3 - Discontinued Operations
--------------------------------

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

Note 4 - Contingencies/Litigation
---------------------------------

         Powerine Arbitration

         In October 1997, the Company recovered $8,700 from the Powerine Arbitration. The Company believes it is entitled to an additional $2,142 plus interest and its special legal counsel presented arguments to the arbitrator to recover this amount. On January 27, 1998, the arbitrator ruled against the Company. The Company is currently pursuing other alternatives to recover the $2,142. Reference should be made to the Company's Form 10-Q for the quarter ended December 31, 1997 and to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

         MGNG Litigation

         On May 4, 1998, a subsidiary of the Company filed a lawsuit against MGNG and MG Gathering Company, another subsidiary of MG, in the district court of Harris County, Texas. The Castle subsidiary seeks to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges total approximately $750 before factoring in interest. This litigation is in a very preliminary stage:
Defendants have not answered and discovery has not commenced.

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



Note 5 - GAMXX Agreement
------------------------

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

Note 6 - Accounting Pronouncements
----------------------------------

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

Note 7 - Derivative Financial Instruments
-----------------------------------------

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

         As a result of hedging transactions, the cost of gas purchased increased $340 for the six months ended March 31, 1998 and decreased $485 for the six months ended March 31, 1997

Note 8 - Subsequent Events
--------------------------

         Subsequent to March 31, 1998, the Company repurchased 5,000 shares of its outstanding common stock. The purchase price was $80 ($16.00 per share).

         Subsequent to March 31, 1998, an option holder exercised options to purchase 3,000 shares of the Company's common stock.