Form 10-Q
period 1998-06-30
CASTLE ENERGY CORP
filed 1998-08-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                               --------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended _______________________________________________

                         Commission file number: 0-10990


                            CASTLE ENERGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                       76-0035225
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


                     One Radnor Corporate Center, Suite 250,
                   100 Matsonford Road, Radnor, Pennsylvania      19087
      -------------------------------------------------------------------
       (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code             (610) 995-9400
                                                               --------------

________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes __X__ No _____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,960,729 shares of Common Stock, $.50 par value outstanding as of August 7, 1998.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                        Page #
                                                                                                        ------

Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - June 30, 1998 (Unaudited)
                          and September 30, 1997........................................................       1
                          Consolidated Statements of Operations - Three Months
                          Ended June 30, 1998 and 1997 (Unaudited)......................................       2
                          Consolidated Statements of Operations - Nine Months
                          Ended June 30, 1998 and 1997 (Unaudited)......................................       3
                          Consolidated Statements of Cash Flows - Nine Months
                          Ended June 30, 1998 and 1997 (Unaudited)......................................       4
                          Consolidated Statements of Stockholders' Equity - Nine
                          Months Ended June 30, 1998 (Unaudited) and Year Ended
                          September 30, 1997............................................................       5
                          Notes to the Consolidated Financial Statements (Unaudited) ...................       6
             Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations (Unaudited)...............................       9
Part II.     Other Information

             Item 1.      Legal Proceedings.............................................................      18
             Item 4.      Submission of Matters to a Vote of Security Holders...........................      18
             Item 5.      Other Information.............................................................      18
             Item 6.      Exhibits and Reports on Form 8-K..............................................      18
Signature    ...........................................................................................      19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                    June 30,          September 30,
                                                                                        1998               1997
                                                                                --------------        -------------
                                    ASSETS                                         (Unaudited)

Current assets:
    Cash and cash equivalents.................................................     $  38,383              $36,338
    Restricted cash...........................................................           605                  497
    Accounts receivable.......................................................         6,863                5,868
    Prepaid transportation, net...............................................         1,460                1,500
    Prepaid gas purchases.....................................................           852
    Prepaid expenses and other current assets.................................           354                  452
    Deferred income taxes.....................................................         3,788                2,239
    Note receivable - Penn Octane Corporation.................................         1,000
    Note receivable - MG......................................................                             10,000
   Estimated realizable value of discontinued net refining assets.............         4,059                4,422
                                                                                  ----------             --------
      Total current assets....................................................        57,364               61,316
Property, plant and equipment, net:
    Natural gas transmission..................................................            47
    Furniture, fixtures and equipment.........................................           213                  180
Oil and gas properties, net (full cost method)................................         3,901                2,818
Gas contracts, net............................................................         8,649               15,747
Prepaid transportation, net...................................................                              1,162
Deferred income taxes.........................................................                              1,494
                                                                                  ----------            ---------
      Total assets............................................................      $ 70,174              $82,717
                                                                                    ========              =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..........................................................    $      450            $     707
    Accounts payable..........................................................        12,060                5,615
    Accrued expenses..........................................................         1,104                1,257
   Net refining liabilities retained..........................................         5,564                7,353
                                                                                  ----------            ---------
      Total current liabilities...............................................        19,178               14,932
Long-term liabilities.........................................................            13                   20
                                                                                  ----------          -----------
      Total liabilities.......................................................        19,191               14,952
                                                                                   ---------             --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 6,803,646 shares issued at June 30, 1998 and 6,798,646 shares issued
      at September 30, 1997...................................................         3,402                3,399
    Additional paid-in capital................................................        67,122               67,061
    Retained earnings.........................................................        33,014               22,468
                                                                                   ---------             --------
                                                                                     103,538               92,928
      Treasury stock at cost - 3,789,617 shares at June 30, 1998 and 2,085,100
        shares at September 30, 1997                                                 (52,555)             (25,163)

                                                                                     -------              -------
        Total stockholders' equity                                                    50,983               67,765
                                                                                   ---------             --------
      Total liabilities and stockholders' equity..............................      $ 70,174              $82,717
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

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                                ------------------------------
                                                                                    1998                1997
                                                                               -----------         -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales .......................................................        $    16,766         $    13,944
      Transportation ..................................................                                      7
                                                                               -----------         -----------
                                                                                    16,766              13,951
                                                                               -----------         -----------

    Exploration and production:
      Oil and gas sales ...............................................                641               1,227
      Well operations .................................................                 57                  87
                                                                               -----------         -----------
                                                                                       698               1,314
                                                                               -----------         -----------
                                                                                    17,464              15,265
                                                                               -----------         -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ...................................................              9,859               8,247
      Transportation ..................................................                343                  81
      Operating costs .................................................                 16                 104
      General and administrative ......................................                 75                  40
      Depreciation and amortization ...................................              2,365               2,590
                                                                               -----------         -----------
                                                                                    12,658              11,062
                                                                               -----------         -----------
    Exploration and production:
      Oil and gas production ..........................................                162                 498
      General and administrative ......................................                377                 351
      Depreciation, depletion and amortization ........................                175                 563
                                                                               -----------         -----------
                                                                                       714               1,412
                                                                               -----------         -----------
    Corporate general and administrative expenses .....................                567                 761
                                                                               -----------         -----------
                                                                                    13,939              13,235
                                                                               -----------         -----------
Operating income ......................................................              3,525               2,030
                                                                               -----------         -----------

Other income (expense):
    Gain on sale of assets ............................................                                 19,667
    Interest income ...................................................                514                 409
    Other income (expense) ............................................                 (2)                (22)
    Interest expense ..................................................                                   (285)
                                                                               -----------         -----------
                                                                                       512              19,769
                                                                               -----------         -----------
Net income before provision for income taxes ..........................              4,037              21,799
                                                                               -----------         -----------

 Provision for (benefit of) income taxes:
      State ...........................................................                (79)                 49
    Federal ...........................................................             (2,748)              1,387
                                                                               -----------         -----------
                                                                                    (2,827)              1,436
                                                                               -----------         -----------
Net income ............................................................        $     6,864         $    20,363
                                                                               ===========         ===========

Net income per share:
    Basic .............................................................        $      2.06         $      3.75
                                                                               ===========         ===========
    Diluted ...........................................................        $      2.02         $      3.72
                                                                               ===========         ===========

Dividend declared per share ...........................................        $       .15         $       .15
                                                                               ===========         ===========

 Weighted average number of common and potential dilutive common shares outstanding:
       Basic ..........................................................          3,332,319           5,434,421
                                                                               ===========         ===========
       Diluted ........................................................          3,404,773           5,467,473
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

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                  Nine Months Ended June 30,
                                                                                ------------------------------
                                                                                    1998                1997
                                                                               -----------         -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales .......................................................        $    54,914         $    52,736
      Transportation ..................................................                                      7
                                                                               -----------         -----------
                                                                                    54,914              52,743
                                                                               -----------         -----------

    Exploration and production:
      Oil and gas sales ...............................................              1,861               6,003
      Well operations .................................................                172                 322
                                                                               -----------         -----------
                                                                                     2,033               6,325
                                                                               -----------         -----------
                                                                                    56,947              59,068
                                                                               -----------         -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ...................................................             34,058              32,322
      Transportation ..................................................              1,203                  81
      Operating costs .................................................                                    472
      General and administrative ......................................                113                 717
      Depreciation and amortization ...................................              7,096               8,274
                                                                               -----------         -----------
                                                                                    42,470              41,866
                                                                               -----------         -----------
    Exploration and production:
      Oil and gas production ..........................................                510               1,792
      General and administrative ......................................                684                 966
      Depreciation, depletion and amortization ........................                502               1,462
                                                                               -----------         -----------
                                                                                     1,696               4,220
                                                                               -----------         -----------
    Corporate general and administrative expenses .....................              2,135               2,543
                                                                               -----------         -----------
                                                                                    46,301              48,629
                                                                               -----------         -----------
Operating income ......................................................             10,646              10,439
                                                                               -----------         -----------

Other income (expense):
    Gain on sale of assets ............................................                                 19,667
    Interest income ...................................................              1,745                 844
    Other income (expense) ............................................                 27                 (73)
    Interest expense ..................................................                                 (1,038)
                                                                               -----------         -----------
                                                                                     1,772              19,400
                                                                               -----------         -----------
Net income before provision for income taxes ..........................             12,418              29,839
                                                                               -----------         -----------
Provision for income taxes:
        State .........................................................                  5                 129
        Federal .......................................................                185               4,201
                                                                               -----------         -----------
                                                                                       190               4,330
                                                                               -----------         -----------
Net income ............................................................        $    12,228         $    25,509
                                                                               ===========         ===========

Net income per share:
        Basic .........................................................        $      3.01         $      4.20
                                                                               ===========         ===========
        Diluted .......................................................        $      2.98         $      4.19
                                                                               ===========         ===========

Dividends declared per share ..........................................        $       .45         $       .15
                                                                               ===========         ===========

 Weighted average number of common and potential dilutive common shares outstanding:
        Basic .........................................................          4,066,103           6,077,685
                                                                               ===========         ===========
        Diluted .......................................................          4,109,843           6,087,803
                                                                               ===========         ===========

              The accompanying notes are an integral part of these
                             financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)


                                                                    Nine Months Ended June 30,
                                                                   --------------------------
                                                                        1998         1997
                                                                   -----------     ----------
 Net cash flow provided by operating activities ...........        $ 33,947         $ 70,649
                                                                   --------         --------

Cash flows from investing activities:
    Investment in pipelines ...............................             (47)             (58)
    Investment in oil and gas properties ..................          (1,585)          (1,000)
    Investment in note receivable - Penn Octane Corporation          (1,000)
                                                                   --------         --------
Net cash used in investing activities .....................          (2,632)          (1,058)
                                                                   --------         --------

Cash flows from financing activities:
   Proceeds of long-term debt .............................                           13,986
   Payment of debt issuance costs .........................                             (420)
   Repayment of long-term debt ............................                          (27,992)
   Dividends paid to stockholders .........................          (1,942)
   Acquisition of treasury stock ..........................         (27,392)         (16,773)
   Proceeds from exercise of stock options ................              64              724
                                                                   --------         --------
Net cash (used in) financing activities ...................         (29,270)         (30,475)
                                                                   --------         --------
Net increase in cash and cash equivalents .................           2,045           39,116
Cash and cash equivalents - beginning of period ...........          36,338            3,457
                                                                   --------         --------
Cash and cash equivalents - end of period .................        $ 38,383         $ 42,573
                                                                   ========         ========



              The accompanying notes are an integral part of these
                             financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)


                                            Common Stock           Additional    Retained         Treasury Stock
                                        ---------------------       Paid-In      Earnings       -------------------
                                        Shares         Amount       Capital      (Deficit)      Shares       Amount        Total
                                        ------         ------     -----------   -----------     ------       ------      ---------

Balance - October 1, 1996 .........    6,693,646    $    3,347    $   66,316    ($   2,952)                              $   66,711
Stock acquired ....................                                                            2,085,100   ($  25,163)      (25,163)
Options exercised .................      105,000            52           745                                                    797
Dividends .........................                                                 (1,446)                                  (1,446)
Net income ........................                                                 26,866                                   26,866
                                      ----------    ----------    ----------    ----------    ----------   ----------    ----------
Balance - September 30, 1997 ......    6,798,646         3,399        67,061        22,468     2,085,100      (25,163)       67,765
Stock acquired ....................                                                            1,704,517      (27,392)      (27,392)
Options exercised .................        5,000             3            61                                                     64
Dividends declared ................                                                 (1,682)                                  (1,682)
Net income ........................                                                 12,228                                   12,228
                                      ----------    ----------    ----------    ----------    ----------   ----------    ----------
Balance - June 30, 1998 (Unaudited)    6,803,646    $    3,402    $   67,122    $   33,014     3,789,617   ($  52,555)   $   50,983
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month and the nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended June 30, 1998 and 1997 and for a fair statement of financial position at June 30, 1998.

Note 2 - September 30, 1997 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1997 were derived from the Company's audited consolidated financial statements for the fiscal year ended September 30, 1997, which were included in its Annual Report on Form 10-K.

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

Note 4 - Contingencies/Litigation

         Powerine Arbitration

         In October 1997, the Company recovered $8,700 from the Powerine Arbitration. The Company believes it is entitled to an additional $2,142 plus interest and its special legal counsel presented arguments to the arbitrator to recover this amount. On January 27, 1998, the arbitrator ruled against the Company. The Company is currently pursuing other measures to recover the $2,142 plus interest

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


it believes it is due. Reference should be made to Item 3 of the Company's Annual Report on Form 10- K for the year ended September 30, 1997.

         SWAP Agreement - MGNG

         In January 1998, Indian Refining Limited Partnership ("IRLP"), an inactive refining subsidiary of the Company, filed suit against MG Refining and Marketing, Inc. ("MGR&M"), a subsidiary of Metallgesellschaft Corp. ("MG"), to collect $703 plus interest. In February 1998, MG contended that the $703 is not owed to IRLP and that it had liquidated MGR&M. Management and general counsel believe that MG's counterclaims are not supported by the facts or Delaware law. Discovery related to the lawsuit is beginning. Reference should be made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

         MGNG Litigation

         On May 4, 1998, a subsidiary of the Company filed a lawsuit against MG Natural Gas Corp. ("MGNG") and MG Gathering Company ("MGG"), two subsidiaries of MG, in the district court of Harris County, Texas. The Castle subsidiary seeks to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceed $750 before interest. The MG entities have sought to change the jurisdiction of the case to Delaware and have denied the charges were improper. Discovery has commenced.


Note 5 - GAMXX Agreement

         On February 27, 1998, the Company entered into an agreement ("GAMXX Agreement") with Alexander Allen, Inc. ("AA") concerning amounts owed to the Company by AA and its subsidiary, GAMXX Energy, Inc. ("GAMXX"). The Company had made loans to GAMXX through 1991 in the aggregate amount of approximately $8,000. When GAMXX was unable to obtain financing, the Company recorded a one hundred percent loss provision on its loans to GAMXX while still retaining its lender's liens against GAMXX.

         Pursuant to the terms of the GAMXX Agreement, the Company is to receive $1,000 cash in settlement for its loans when GAMXX closes on its financing. GAMXX now expects such closing to occur in August or September of 1998.

         The Company has carried its loan to GAMXX at zero the last seven years. The Company will record the $1,000 proceeds as "other income" if and when it collects such amount. There can, however, be no assurance that GAMXX will close on its financing or that the Company will ultimately collect the $1,000 it is due under the GAMXX Agreement.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 6 - Accounting Pronouncements

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share," ("FAS No.128") which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company adopted FAS 128 effective October 1, 1997. Earnings per share for the three and nine month periods ended June 30, 1998 have been stated in accordance with FAS No. 128 and earnings per share for the three and nine month periods ended June 30, 1997 have been restated in accordance with FAS No. 128.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         The Company expects to adopt SFAS 133 in fiscal 2000. To date all hedging by the Company has been applicable to the Company's gas marketing operations. Those operations are expected to end on May 31, 1999 when the related gas contracts terminate. As a result the Company believes SFAS 133 will not affect existing operations and cannot make a determination as to whether it will effect future operations until it engages in such operations.

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

         Gains and losses on futures contracts that qualify as a hedge of firmly committed or anticipated purchases and sales of natural gas are deferred on the balance sheet and credited or debited to cost of gas purchased and recognized in operations when the related hedged transaction occurs. Gains or losses on derivative financial instruments that do not qualify as a hedge are recognized in income currently. There were no such deferred gains or losses at June 30, 1998 or September 30, 1997.

         As a result of hedging transactions, the cost of gas purchased increased $864 for the nine months ended June 30, 1998 and decreased $580 for the nine months ended June 30, 1997

Note 8 - Penn Octane Note

         See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 9 - Subsequent Events

         Subsequent to June 30, 1998, the Company repurchased 53,300 shares of its outstanding common stock for $913.

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

         In May 1997, the Company sold approximately 84% of its proved oil and gas reserves and its Texas pipeline to Union Pacific Resources Company ("UPRC") and one of its subsidiaries. As a result, the operations related to the assets sold impacted operations for eight of nine months in fiscal 1997 but had no impact in fiscal 1998.

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

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing segment is as follows:


                                                Lone Star          MGNG           Intercompany
                                                Contract         Contract         Eliminations         Consolidated
                                                --------         --------         ------------         ------------
Nine Months Ended June 30, 1998:

   Gas Sales                                    $51,233          $3,681                                   $54,914
   Gas purchases                                (29,513)         (4,545)                                  (34,058)
                                                -------          ------                                   -------
   Gross margin (deficit)                       $21,720        ($   864)                                  $20,856
                                                =======         =======                                   =======

Nine Months Ended June 30, 1997:

   Gas Sales                                    $52,491          $3,668              ($3,423)             $52,736
   Gas purchases                                (31,626)         (4,119)               3,423              (32,322)
                                               -------           ------              -------              -------
   Gross margin                                 $20,865        ($   451)           $      -               $20,414
                                                =======         =======           ==========              =======

         Natural gas sales under the Lone Star Contract decreased $1,258 or 2.4% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. Under the Lone Star Contract the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes delivered to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first nine months of fiscal 1998 deliveries and sales to Lone Star exceeded by approximately 7.3% those which would have resulted if daily deliveries had been fixed and equal. Since annual deliveries and sales have historically approximated the annual volumes Lone Star is required to take under the Lone Star Contract, it is expected that deliveries and sales for the remainder of fiscal 1998 will average less than those which would have resulted if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract decreased $2,113 or 6.7% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. For the nine months ended June 30, 1997 gas purchases comprised 60.3% of gas sales versus 57.6% of gas sales for the nine months ended June 30, 1998. From 1997 to 1998 the gross margin increased $855 or 4.1%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) increased 2.7% from 39.7% for the nine months ended June 30, 1997 to 42.4% for the nine months ended June 30, 1998. The decrease in gas purchases as a percentage of gas sales and related increase in the gross margin percentage resulted primarily from a non-recurring favorable adjustment of gas purchase costs ($517) in fiscal 1998, the replacement of high price contracts expiring in April 1997 with market price contracts and lower market prices in fiscal 1998. The Company acquires approximately 90% of the gas required for the Lone Star Contract pursuant to a fixed price gas sales contract with MGNG ("MG Contract"). As a result the changes in the periods being compared relate primarily to factors affecting the 10% of gas supplies that the Company must acquire on the open market at market prices. As of August 7, 1998, the Company had hedged all of this requirement and thus the Company is not subject to gas price risk with respect thereto.

         MGNG Contract

         One of the Company's natural gas marketing subsidiaries is a party to the MG Contract. Pursuant to the terms of the contract, the subsidiary is required to sell to MGNG 7,356 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the nine months ended June 30, 1998, the Company realized a negative gross margin of $864 versus a negative gross margin of $451 for the nine months ending June 30, 1997. The negative margins resulted because the spot (market) prices paid by the Company for gas, net of hedging effects where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The higher negative gross margins for the nine months ended June 30, 1998 resulted because the spot prices paid by the Company, net of hedging effects, were greater in fiscal 1998 than in fiscal 1997. Subsequent to June 30, 1998, the Company hedged all of its remaining unhedged gas requirements. As a result of such hedging, the Company expects additional losses on its gas sales contract with MGNG of approximately $460 through May 31, 1999, the termination date.

         Operating Costs

         Operating costs decreased to zero for the nine months ended June 30, 1998 from $472 for the nine months ended June 30, 1997 because the Texas pipeline was sold to UPRC in May 1997 and as of June 1, 1997 the Company no longer incurred operating costs to operate the Texas pipeline.

         General and Administrative

         General and administrative costs decreased $604 from $717 for the nine months ended June 30, 1997 to $113 for the nine months ended June 30, 1998. Most general and administrative costs incurred during the nine months ended June 30, 1997 related to the Texas pipeline, which was sold in May 1997. The remaining administrative costs consist primarily of consulting fees for on-going gas marketing operations.

         Transportation

         Transportation expense increased $1,122 from $81 for the nine months ended June 30, 1997 to $1,203 for the nine months ended June 30, 1998. During the period October 1, 1996 to May 31, 1997, one of the Company's subsidiaries owned and operated the Texas pipeline and all transportation revenues were for intercompany transportation and were accordingly eliminated in consolidation of the Company's financial statements. On May 31, 1997, the Company sold the Texas pipeline to a subsidiary of UPRC. In both 1997 and 1998, transportation expense consisted entirely of the amortization of a $3,000 prepaid transportation asset. Amortization is based upon and thus proportional to deliveries made to Lone Star. In fiscal 1997, one month's transportation expense was recorded versus nine months' expense in fiscal 1998.

         Depreciation and Amortization

         Depreciation and amortization decreased $1,178 or 14.2% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The decrease is attributable to the sale of the Texas pipeline to UPRC in May 1997. As a result of the sale, the Company no longer owned or depreciated the Texas pipeline.

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


                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                     1998                1997
                                                     ----                ----
Revenues:
     Oil and gas sales.............................    $1,861           2,373
     Well operations...............................       172             236
                                                      -------          ------
                                                        2,033           2,609
                                                      -------          ------

Expenses:
     Oil and gas production........................       510             380
     General and administrative....................       684             593
     Depreciation, depletion and amortization......       502             521
                                                      -------          ------
                                                        1,696           1,494
                                                      -------          ------
Operating income...................................   $   337          $1,115
                                                      =======          ======

         Revenues

             Oil and Gas Sales

             Oil and gas sales decreased $512 or 21.6% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The decrease is attributable to decreased oil and gas prices and decreased production. Many of the Company's oil and gas reserves are mature reserves and such decreased production is expected. Although the Company has participated in drilling approximately twenty-five new wells and reworks from July 1997 through June 30, 1998, production from such new drilling activities has only recently begun impacting operations. The Company is currently participating in two drilling programs and expects to participate in at least five additional, new wells in fiscal 1998. The Company is also reviewing possible investments in other oil and gas drilling programs and oil and gas property acquisitions, including several oil and gas investments overseas. As a result, the Company expects that, if it is successful in making acquisitions, its oil and gas sales will eventually increase given stable or increasing oil and gas sales prices but there can be no assurance that wells expected to be drilled will actually be drilled, that the Company will be successful in making acquisitions or that oil and gas sales will increase.

             Well Operations

             Revenue from well operations decreased $64 or 27.1% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The decrease is attributable to the Company's resignation as operator on certain Appalachian wells where a non-operator offered to operate the wells at a cost significantly less than that being incurred by the Company in performing such operations. The related well operations revenues were not replaced.

         Expenses

             Oil and Gas Production

             Oil and gas production expenses increased $130 or 34.2% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially non-capitalized repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis. The Company expects that, although oil and gas production expense will increase as a result of its new drilling activities, such expenses will decline when compared to oil and gas sales given the lower production costs typically associated with new production. There can be no assurance, however, that such will be the case.

             General and Administrative

             General and administrative costs increased $91 or 15.3% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The net increase was primarily attributable to higher employee costs and bonuses and increased legal costs. The increase was offset to a minor extent by tax refunds and vendor settlements in 1998 for which there was no counterpart in fiscal 1997.

             Depreciation, Depletion and Amortization

             Depreciation, depletion and amortization decreased $19 or 3.6% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The decrease is attributable to decreased production, offset by a slightly higher depletion rate per unit of production.

OTHER INCOME (EXPENSE)

         Interest Income

         Interest income increased $901 or 106.8% from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. The increase is primarily attributable to an increase in the average balance of unrestricted cash. For the nine months ended June 30, 1997, $600 of interest income was attributable to a note receivable from MG related to the Powerine Arbitration and $244 resulted from the investment of excess cash. For the nine months ended June 30, 1998, $31 was attributable to interest on the MG note, $69 was attributable to interest on a note from Penn Octane Corporation ("Penn Octane"), a public company involved in liquid petroleum and compressed natural gas business, and the remaining $1,645 was attributable to the investment of excess cash. Interest on the MG note ceased on October 14, 1997.

         Interest Expense

         Interest expense decreased $1,038 from $1,038 for the nine month period ended June 30, 1997 to zero for the nine months ended June 30, 1998 because the Company repaid all of its long-term debt in May 1997 with a portion of the proceeds from the sale of its Texas oil and gas properties and pipeline to UPRC.

OTHER INCOME (EXPENSE)

         Penn Octane Note

         In October 1997, the Company invested $1,000 in a promissary note of Penn Octane. The note bears interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In July of 1998, Penn Octane agreed to grant the Company a first security interest on the proceeds of the judgement in return for an extension of the note until December 31, 1998. The final agreement is currently being negotiated by the parties. Penn Octane has paid all interest due on the note. Although it appears that the judgement will be collected before December 31, 1998, the extended due date of the note, there can be no assurance that the bank will not appeal the judgement and such appeal will not continue beyond December 31, 1998, that the judgement will not be reversed upon appeal or that the bank will ultimately pay the judgement assessed to Penn Octane. If the note is not repaid by its extended due date, the Company intends to reduce the Penn Octane note to its estimated realizable value, if any.

TAX PROVISION

         The tax provision for the nine month period ended June 30, 1997 essentially represents the amortization of the Company's deferred tax assets at an effective rate of 36% of pre-tax book income. The tax provision for the nine months ended June 30, 1998 consists of a tax provision of $3,978 (amortization of deferred tax asset) and an offsetting tax recovery of $3,788. The Company evaluated its need for a deferred tax valuation allowance at June 30, 1998 based upon recent positive evidence confirming the Company's ability to utilize its tax carryforwards. As a result the deferred tax valuation allowance was reduced $3,788 in June 1998. The Company expects that its future tax expense for book purposes will thus be 36% although the Company is only paying taxes at a 2% rate. The 2% rate results from Federal alternative minimum taxes.

         Earnings Per Share

         Since November 1996, the Company has reacquired 3,842,917 (3,789,617 at June 30, 1998) shares of its common stock representing approximately 56.5% (55.7% at June 30, 1998) of shares outstanding. As a result of these share acquisitions, earnings per share have increased significantly. If no shares had been reacquired, earnings per share, assuming no income from the cash used for share acquisitions, would have been as follows:

                                                   Nine Months Ended June 30,
                                                   --------------------------
                                                  1998                   1997
                                                  ----                   ----

Basic........................................     $1.80                  $3.76
Diluted......................................     $1.79                  $3.74

Accounting Pronouncements

         See Note 6 to the financial statements.

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

         During the nine months ended June 30, 1998, the Company generated $33,947 from operating activities. Of this amount, $8,700 represented the collection of a portion of the MG Note. During the same period the Company invested $1,000 in a note from Penn Octane, $1,585 in oil and gas drilling activities and $27,392 to reacquire shares of its common stock. In addition, it paid $1,942 in stockholder dividends. At June 30, 1998, the Company had $38,383 of unrestricted cash, $38,186 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

     a. Investments in Oil and Gas Properties and Energy Sector - the Company has already entered into a joint venture to drill up to 100 wells in Appalachia over the next three to four years and has undertaken a 10-13 well drilling program on its undrilled Alabama acreage. Nine Appalachian wells have been drilled by the joint venture. In addition, the Company has drilled nine new coalbed methane wells and reworked another six wells in Alabama. At least eleven new Appalachian wells are planned by the joint venture over the next year and the Company plans to drill additional coalbed methane wells in Alabama. In addition, the Company is also reviewing several possible joint ventures, reserve acquisitions and drilling ventures, including several overseas, as well as other investments in the energy sector. The Company believes that low oil and gas prices will increase the probability that the Company can conclude a transaction or several transactions on terms favorable to the Company. There can be no assurance, however, that oil and gas prices will decrease and remain low or that a transaction will be closed even if such prices decrease and remain low. Several competitors have significantly more resources than the Company and may outbid it in future acquisitions.

     b. Repurchase of Company Shares - as of August 7, 1998, the Company had repurchased 3,842,917 of its shares of common stock at a cost of $53,468. The Company's Board of Directors has authorized the repurchase of up to 4,250,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. As a result, 407,083 shares can be repurchased under the current authorization of the Board of Directors. The decision whether to repurchase additional shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

     c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         An estimate of the Company's expected cash resources and obligations from July 1, 1998 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:


Expected Cash Resources:                                               ("000's" Omitted)

   Unrestricted cash on hand - June 30, 1998.........................      $38,383
   Cash flow - gas marketing and exploration and production
       operations....................................................       24,810
   Repayment of Penn Octane Corporation note.........................        1,000
   Proceeds from SWAP litigation - IRLP..............................          703
   Proceeds from American Western note...............................        2,919
   Interest..........................................................        3,282
                                                                         ---------
                                                                            71,097
                                                                         ---------
Expected Cash Obligations:

   New drilling......................................................        2,415
   Purchase of 53,300 shares of common stock of the Company
       from July 1, 1998 to August 7, 1998...........................          913
Quarterly dividends (based on outstanding shares at August 7,
       1998).........................................................        2,220
   Assumed IRLP payment of vendors and funding of
       environmental reserves........................................        3,839
                                                                         ---------
                                                                             9,387
                                                                         ---------
Excess of Expected Cash Resources Over Expected Cash
       Obligations...................................................      $61,710
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

         In addition, the Company is subject to reserve and price risk on the oil and gas properties it owns. Reserve risk is the possibility that the reserves produced will not approximate the reserves the Company has estimated. Price risk is the possibility that the price the Company receives for its production will vary from current oil/gas prices. Since the Company has not hedged its future production, changes in oil and gas prices will affect the results of its exploration and production operations.

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

         The Company has assumed that its note extension agreement with Penn Octane will be entered into and its note due from Penn Octane will be paid on its extended due date, December 31, 1998. To date, all interest on the note has been paid but the due date of the note was extended when Penn Octane failed to pay it on its original due date, June 30, 1998. Although the Company expects to receive a security interest in the proceeds of a judgement due to Penn Octane from a bank in return for extending the due date of the Penn Octane note, there can be no assurance that Penn Octane will ultimately collect the judgement and repay the note to the Company.

         The Company has recently completed a study of the Year 2000 issue and related risks. As a result of the study, the Company has decided to switch its oil and gas and general ledger accounting software to a vendor which is Year 2000 compliant. The Company expects the cost to approximate $100. The Company expects to begin using the new software in the first quarter of fiscal 1999. The Company has also made inquiries to outside parties who process transactions of the Company, e.g., payroll, commercial banks, transfer agent, reserve engineers, etc. While some outside parties have confirmed they are Year 2000 compliant, others have not done so to the Company's satisfaction. The Company is continuing to pursue the vendors whose responses appear to provide insufficient assurance.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1997. Also see Note 4 to the June 30, 1998 financial statements included in Part I.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on June 18, 1998. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated April 20, 1998 and the accompanying Proxy Statement. A total of 3,546,029 shares were eligible to vote of which 3,339,046 were present in person or by proxy.

        Messrs. Joseph L. Castle II and Sidney F. Wentz were elected to serve as directors until the 2001 Annual Meeting. The number of votes with respect to Mr. Castle was 3,337,738 votes for his election and 2,413 votes withheld. The number of votes with respect to Mr. Wentz was 3,337,266 votes for his election and 2,285 votes withheld.

        At the Annual Meeting, the stockholders also approved the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1998 by a vote of 3,339,036 votes for such appointment, 1,158 against and 357 abstentions.

         In addition to the above, John P. Keller, Martin R. Hoffmann and Richard E. Staedtler continued on the Board of Directors.

Item 5. Other Information

         The persons named as proxies on the form of proxy used to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors in connection with the Company's 1999 Annual Meeting of Stockholders will be authorized to vote in their own discretion on any proposal as to which the Company shall not have received written notice by March 15, 1999.

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

       Date: August 13, 1998                      CASTLE ENERGY CORPORATION
             ---------------

                                                  /s/Richard E. Staedtler
                                                  -----------------------
                                                  Richard E. Staedtler
                                                  Chief Financial Officer
                                                  Chief Accounting Officer