Form 10-K
period 1998-09-30
CASTLE ENERGY CORP
filed 1998-12-09
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

--------------------------------------------------------------------------------

                      Commission file number: 0-10990
                                              -------

                            CASTLE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                  76-0035225
     --------------------------------               ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

       One Radnor Corporate Center
     Suite 250, 100 Matsonford Road
          Radnor, Pennsylvania                              19087
----------------------------------------                --------------
(Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number: (610) 995-9400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common
    Stock -- $.50 par value and related Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].
         As of November 20, 1998, there were 2,940,729 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $46,555,086 (2,418,446 shares at $19.25 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 1998 FORM 10-K
                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                                     PART I
                                     ------

 1. and 2. Business and Properties.........................................    1

 3. Legal Proceedings......................................................    7

 4. Submission of Matters to a Vote of Security Holders....................    9


                                     PART II
                                     -------

 5. Market for the Registrant's Common Equity and Related
      Stockholder Matters.................................................    10

 6. Selected Financial Data...............................................    11

 7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................    13

 8. Financial Statements and Supplementary Data...........................    28


                                    PART III
                                    --------

 9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................    59

10. Directors and Executive Officers of the Registrant....................    59

11. Executive Compensation................................................    59

12. Security Ownership of Certain Beneficial Owners and Management........    59

13. Certain Relationships and Related Transactions........................    59


                                     PART IV
                                     -------

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......    60

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        Castle Energy Corporation (the "Company") is engaged in natural gas marketing and oil and gas exploration and production in the United States. References to the Company mean Castle Energy Corporation, the parent, and its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships. During the period from August of 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary limited partnership of the Company, owned the Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois. Powerine Oil Company ("Powerine"), a former indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California. By September 30, 1995, the Company's refining subsidiaries had terminated and discontinued all of their refining operations.

        The Company engages in natural gas marketing operations which provide gas to Lone Star Gas Company ("Lone Star"), a division of Texas Utilities Mining Company ("TUMCO"), pursuant to an essentially fixed price take-or-pay contract for natural gas through May 31, 1999 ("Lone Star Contract"). At September 30, 1998 approximately 12.5 billion cubic feet of natural gas remained to be sold to Lone Star. The Company has a fixed price gas purchase contract in place for substantially all of the supply of natural gas necessary to fulfill its commitments under the Lone Star Contract and, accordingly, has essentially fixed its gross margin with respect to the Lone Star Contract. The Company delivers natural gas to Lone Star through a 77-mile intrastate pipeline located in Rusk County, Texas. The pipeline is owned by Union Pacific Intrastate Pipeline Company ("UPIPC"), a wholly-owned subsidiary of Union Pacific Resources Company ("UPRC"). The Company's gas marketing subsidiary has a gas transportation contract with UPIPC for the transportation of the gas sales volumes remaining under the Lone Star Contract. The pipeline was previously owned by the Company but was sold to UPIPC in May 1997.

        In addition to the Lone Star Contract, the Company entered into a contract to sell 7,356,000 MMbtu's (million British thermal units) of natural gas to MG Natural Gas Corp. ("MGNG") at a fixed price from June 1, 1996 to May 31, 1999. MGNG is a subsidiary of Metallgesellschaft Corp. ("MG"), a wholly-owned subsidiary of Metallgesellschaft A.G., a German conglomerate.

        In addition to its natural gas marketing operations, the Company, through its subsidiaries, conducts oil and gas exploration and production operations. As of September 30, 1998, the Company's exploration and production subsidiaries owned interests in 392 producing oil and gas wells located in eight states. The subsidiaries operate most of the wells. At September 30, 1998, the Company's exploration and production assets included proved reserves of 15.3 billion cubic feet of natural gas and 255,000 barrels of oil.

        During the period from September 1989 to October 14, 1994, a significant but minority portion of the Company's stock was owned by MG. During this period, MG provided financing and crude supplies to IRLP and Powerine and entered into processing and product offtake agreements with them. In December 1993, it was reported that MG AG had incurred substantial losses as a result of hedging and other related activities. Thereafter, MG sought to terminate its on-going relationships with the Company. In October 1994, the Company and MG completed the restructuring of such relationships ("MG Settlement"). As a result, substantially all of the Company's contractual relationships with MG and its affiliates were amended or terminated. Subsequent to the MG Settlement, the Company's subsidiaries sought to dispose of their two refineries. Operations at the Powerine Refinery ceased in July 1995 and operations at the Indian Refinery ceased by September 30, 1995. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"). On December 12, 1995, IRLP sold the Indian Refinery to American Western Refining L.P. ("American Western"), a subsidiary of Gadgil Western Corporation ("Gadgil"). For accounting purposes, refining operations were classified as discontinued operations in the Company's Consolidated Financial Statements as of September 30, 1995 (see Note 3 to the consolidated financial statements included in Item 8 to this Form 10-K).

        See Note 20 to the Company's Consolidated Financial Statements for information with respect to the Company's identifiable business segments for the years ended September 30, 1998, 1997 and 1996.

        On May 30, 1997, the Company consummated the sale of its Texas oil and gas properties and pipeline to UPRC and UPIPC, respectively. The effective date of the sale was May 1, 1997. The assets sold included approximately 8,150 net acres, 100 producing oil and gas wells and a 77-mile pipeline which gathers gas from the producing wells and delivers it to a pipeline owned by Lone Star. The proved reserves associated with the oil and gas properties that were sold comprised approximately 84% of the Company's proved reserves. The Company still owns its non-Texas oil and gas properties and its gas sales contract with Lone Star.

        In October 1996 the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. At November 20, 1998, 3,862,917 shares had been repurchased and the Company's Board of Directors had authorized the purchase of up to 387,083 additional shares.

                              NATURAL GAS MARKETING

General

       On December 3, 1992, the Company, through three wholly-owned subsidiary limited partnerships, CEC Gas Marketing Limited Partnership ("Marketing"), Castle Texas Pipeline Limited Partnership ("Pipeline") and Castle Texas Production Limited Partnership ("Production"), acquired from Atlantic Richfield Company ("ARCO"), a gas contract with Lone Star, a 77-mile pipeline in Rusk County, Texas (the "Castle Pipeline"), majority working interests in approximately 100 producing oil and gas wells and several gas supply contracts for an aggregate purchase price of approximately $103.7 million, including cash, assumption of debt and certain transaction costs. Upon acquiring these assets, the Company entered a new segment of the petroleum business, natural gas marketing and transmission.

Assets

       Gas Contract

       Pursuant to the terms of the Lone Star Contract, Marketing sells natural gas to Lone Star at a fixed price per million British thermal units ("MMBtu"), plus transportation and severance tax reimbursement. The Lone Star Contract, which expires on May 31, 1999, provides for minimum average deliveries of 45 million cubic feet per day through May 31, 1999. The contract also includes take-or-pay provisions whereby Lone Star must pay for 60% of the monthly contract volume and 100% of the annual contract volume whether or not it takes such volumes (although deficiencies in one month or in one year may, subject to certain limitations, be taken in subsequent months or years without additional payments). Pursuant to a gas purchase contract between Marketing and MGNG, MGNG is supplying essentially all of the natural gas required to meet the requirements of the Lone Star Contract at fixed prices. None of the Company's own gas production is supplied to the Lone Star Contract. All of the gas sold to Lone Star is delivered through a 77-mile pipeline in Rusk County, Texas. The pipeline is now owned by UPIPC. As part of the sale of the pipeline to UPIPC (see above), Marketing entered into a gas transportation contract whereby UPIPC agreed to transport all of the gas remaining to be delivered under the Lone Star Contract. The transportation costs for such transportation were prepaid as part of the sale to UPIPC.

       The fixed price received by Marketing for gas sold to Lone Star has been substantially in excess of the spot (market) price during virtually all of the term of the Lone Star Contract from December 3, 1992, the date acquired, through September 30, 1998 and also through November 20, 1998. The fixed price also exceeds the fixed price of gas purchased from MGNG for the Lone Star Contract. As a result, Marketing has substantially locked in a gross margin equal to the excess of the price received from Lone Star over the price paid to MGNG. Such "locked in" gross margins are, however, subject to the supply risk of MGNG, the credit risk of Lone Star and other contractual risks in the Lone Star Contract and the gas supply contract with MGNG.

       In September 1993, Production entered into a contract to sell 7,356,000 MMBtu's of gas to MGNG. The gas is to be provided to MGNG ratably from June 1, 1996 through May 31, 1999 at a fixed price. Production is buying the gas to be sold to MGNG on the spot market and from MGNG. Production has hedged all of the remaining gas to be sold to MGNG at a price in excess of the fixed price it receives from MGNG. During fiscal 1998, the sales price received from MGNG was significantly less than the cost of the gas sold to MGNG, net of hedging adjustments.

                     OIL AND GAS EXPLORATION AND PRODUCTION

General

       The Company's oil and gas exploration and production business is currently conducted through Castle Exploration Company, Inc. ("CECI"), a wholly-owned subsidiary, and Petroleum Reserve Corporation ("PRC"), a division of the Company, and includes interests in 392 producing oil and gas wells located in eight states. From December 3, 1992 to May 30, 1997 Production, the Company's other wholly-owned exploration and production subsidiary, owned and operated approximately 115 oil and gas wells in Rusk County, Texas. On May 30, 1997, Production sold these wells and related undrilled acreage to UPRC. As a result, production from these wells is included in the data below only through May 30, 1997 and proved oil and gas reserves related to these wells and related acreage are excluded from Company reserve and acreage data as of September 30, 1998 and 1997.

Properties

       Proved Oil and Gas Reserves

       The following is a summary of the Company's oil and gas reserves as of September 30, 1998. All estimates of reserves are based upon engineering evaluations prepared by Huntley & Huntley, independent petroleum reservoir engineers, in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 1998 are as follows:


Net MCF (1) of gas:
   Proved developed producing....................................    12,733,000
   Proved developed non-producing................................       856,000
   Proved undeveloped............................................     1,735,000
                                                                    -----------
   Total.........................................................    15,324,000
                                                                    ===========
Net barrels of oil:
   Proved developed producing....................................       162,000
   Proved developed non-producing................................
   Proved undeveloped............................................        93,000
                                                                    -----------
   Total.........................................................       255,000
                                                                    ===========

----------
(1) Thousand cubic feet

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 1998, including production from acquired properties since the date of acquisition.


                                             Fiscal Year Ended September 30,
                                            ---------------------------------
                                            1998          1997           1996
                                            ----          ----           ----
Oil -- Bbls (barrels)...................    20,000        36,000         46,000
Gas -- MCF..............................   869,000     2,454,000      3,349,000

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


                                                              Fiscal Year Ended September 30,
                                                             ---------------------------------
                                                             1998          1997           1996
                                                             ----          ----           ----
Average Sales Price per Barrel of Oil.....................  $15.46        $19.94         $17.33
Average Sales Price per MCF of Gas........................  $ 2.38        $ 2.46         $ 2.38
Average Production Cost per Equivalent MCF(1).............  $ 0.78        $  .73         $ 0.56

----------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        Approximately 55% and 75% of gas volumes sold during the fiscal years ended September 30, 1997 and 1996, respectively, were sold to Lone Star to partially provide the volumes needed for the Lone Star Contract. After the sale of the Texas oil and gas properties to UPRC in May 1997, none of the Company's remaining gas production was sold to Lone Star.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 1998. The wells and acreage owned by the Company and its subsidiaries are located primarily in Alabama, California, Illinois, Louisiana, Mississippi, New Mexico, Oklahoma and Pennsylvania.

                                                                  As of
                                                           September 30, 1998
                                                       -------------------------
                                                       Gross(2)          Net (3)
                                                       --------          -------
Productive Wells:(1)
Gas Wells..........................................       353               134
Oil Wells..........................................        23                 6
Acreage:
Developed Acreage..................................    58,720            15,023
Undeveloped Acreage................................    24,200            12,650

----------
(1) A "productive well" is a producing well or a well capable of production. Forty-eight wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.
(2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 1998 the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition. No exploratory wells were drilled during the periods presented.


                                                                  Fiscal Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                                    1998                       1997                      1996
                                            ---------------------      ---------------------     ----------------------
                                            Productive        Dry      Productive        Dry     Productive         Dry
                                            ----------        ---      ----------        ---     ----------         ---
Developmental:
   Gross..................................     23.0           --           3.0           --           --            --
   Net....................................     15.2           --           1.4           --           --            --

        The Company is currently concluding a ten well drilling program on its undrilled Alabama coalbed methane acreage and has participated in drilling twelve wells in Pennsylvania as part of a joint venture to drill up to 100 wells in Pennsylvania over the next 3-5 years.

                                    REFINING

        Until September 30, 1995, two of the Company's subsidiaries operated in the refining segment of the petroleum industry. The two subsidiaries owned and operated refineries with a combined refining (distillation) capacity of 135,500 barrels per day. IRLP owned and operated the Indian Refinery in Lawrenceville, Illinois and Powerine owned and operated the Powerine Refinery in Santa Fe Springs, California. On September 29, 1995, Powerine sold the Powerine Refinery to Kenyen. On December 12, 1995, IRLP sold the Indian Refinery to American Western. In addition, Powerine merged into a subsidiary of EMC on January 16, 1996 and is no longer a subsidiary of the Company. The Company still owns IRLP, which is inactive and owns no refining assets.

        As a result of the foregoing, refining operations were classified as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively.

                                   REGULATIONS

        Since the Company's subsidiaries have disposed of their refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the Company has some contingent environmental exposures. See Items 3 and 7 to this Form 10-K and Note 13 to the financial statements.

        The oil and gas exploration and production operations of the Company are subject to a number of local, state and federal environmental laws and regulations. To date, compliance with such regulations by the Company's natural gas marketing and transmission and exploration and production segments has not resulted in material expenditures.

        All states in which the Company conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Some state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or unit. Most states also have regulations requiring permits for the drilling of wells and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. Recently there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation has resulted in, and is anticipated to continue to result in, increased legal and compliance costs being incurred by the Company. Based on past costs and even considering recent increases, management of the Company does not believe such legal and compliance costs will have a material adverse effect on the financial condition or results of operations of the Company.

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 20, 1998, the Company, through its subsidiaries, employed 21 personnel. Until June 30, 1998, the Company outsourced all of its administrative, land and accounting functions. Effective July 1, 1998, the Company exercised its option to acquire the computer equipment and software of the company providing the outsourcing services and also hired most of that company's employees. As a result the Company now performs all administrative, land and accounting functions in-house.


        The Company leases certain offices as follows:

Office Location                                          Function
---------------                                          --------
Radnor, PA                                     Corporate Headquarters
Plymouth Meeting, PA                           Accounting Office
Mt. Pleasant, PA                               Oil and Gas Production Office
Pittsburgh, PA                                 Drilling and Exploration Office
Tuscaloosa, Alabama                            Gas Production Office

ITEM 3. LEGAL PROCEEDINGS

Contingent Environmental Liabilities - Refining

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing. Between September 29, 1995 and December 12, 1995 both of the refineries owned by the Company's refining subsidiaries were sold to outside parties. In each case the purchaser assumed all environmental liabilities. Furthermore, on January 16, 1996, Powerine, the subsidiary that previously owned the Powerine Refinery, was effectively acquired by EMC, an unrelated party.

        As of November 20, 1998, neither of the refineries had restarted. The Powerine Refinery has recently been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that Refinery. The purchaser of the Indian Refinery, American Western, defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery.

        During fiscal 1998, the Company was also informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its subsidiaries as potentially responsible parties for the expected overall clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000,000 to $150,000,000 according to third parties. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A recent decision by the U.S. Supreme Court supports the Company's position.

        In September 1995, Powerine sold the Powerine Refinery to EMC. In January 1996, Powerine merged into a subsidiary of EMC and EMC assumed all environmental liabilities. In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's complaint based upon lack of jurisdiction and the Company is no longer involved in the case. In August 1998, EMC sold the Powerine Refinery to an unrelated party which, the Company understands, is currently seeking financing to restart the Powerine Refinery.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, purchaser of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. The current owner of the Powerine Refinery is still seeking financing to restart the refinery. Furthermore, the Company and two of its subsidiaries have been named as potentially responsible parties by the U.S. Environmental Protection Agency.

        If funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named a party in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company ultimately prevails in such a circumstance, should litigation involving the Company, IRLP or Powerine occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters.

General

        Powerine Arbitration

        In June 1997, an arbitrator ruled in the Company's favor in an arbitration hearing concerning a contract dispute between MGNG and Powerine which had been assigned to the Company. In October 1997, the Company recovered $8,700,000 from the arbitration. The Company believes it is entitled to an additional $2,142,000 plus interest and its special legal counsel presented arguments to the arbitrator to recover this amount. On January 27, 1998, the arbitrator ruled against the Company. The Company is currently pursuing other measures to recover the $2,142,000 plus interest.

        SWAP Agreement - MGNG

        In January 1998, IRLP filed suit against MG Refining and Marketing, Inc. ("MGR&M"), a subsidiary of MG, to collect $704,000 plus interest. The dispute concerns funds belonging to IRLP but received and held by MGR&M. In February 1998, MG contended that the $704,000 is not owed to IRLP and that it had liquidated MGR&M. Management and special counsel believe that IRLP has a strong breach of contract claim against MGR&M and that MG's counterclaims are not supported by the facts or Delaware law. Discovery related to the lawsuit is commencing. IRLP intends to file an amended complaint and pursue all other available legal remedies in the near future.

        MGNG Litigation

        On May 4, 1998, Production filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. Production seeks to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceed $750,000 before interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. This suit seeks indemnification from two of the Company's subsidiaries in the event the Company's subsidiary wins the lawsuit against MGNG and MGC. The MG entities have cited no basis for their claim of indemnification. The management of the Company and special counsel believe that the Company's subsidiary is entitled to at least $750,000 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The Company intends to pursue this case using all legal remedies.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, ARCO, B&A Pipeline Company (a former subsidiary of ARCO), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners, and overriding royalty interest owners with respect to gas sold to Lone Star pursuant to the Lone Star Contract. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40 million.

         After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs have apparently now limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership. No hearing has been held on the plaintiffs' request for class certification. After a lengthy period of inactivity the plaintiff's counsel has only recently sought to continue or settle the case. The case is still in its preliminary stages. No class has been certified and no trial date set.

         Based upon the revised pleadings, management of the Company initially determined that the possible exposure of the Company and its subsidiary limited partnerships for all gas sold to Lone Star in the past and in the future, were they to lose the case on all points, was less than $3,000,000. However, the Company sold all of its Rusk County oil and gas properties to Union Pacific Resources Company ("UPRC") in May of 1997. The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production, thus reducing the exposure of the Company and its subsidiaries to less than $2,000,000 in actual damages if they were to lose the case on all points.

         EMC Litigation

         In August 1998, the Company obtained a judgement against EMC for $330,000 plus $57,000 interest. The judgement relates to EMC's failure to pay third parties it was obligated to pay and which the Company had to pay in its place. Subsequently EMC had the judgment vacated. The Company's management believes it is entitled to the $330,000 plus $57,000 interest and that EMC is engaging in legal tactics to avoid paying the Company. Legal counsel retained by the Company is seeking to discover and attach EMC's assets and restore the judgement against EMC.

         Powerine Class Action Lawsuit

         In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery in the Superior Court of the State of California in Los Angeles, California. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress and property damage affecting residents living nearby. The Company was also named as a defendant in the suit. In March 1997, the Company was served with the lawsuit. In April 1997, the Company filed a notion to quash the plaintiffs' summons based upon the lack of jurisdiction. On May 2, 1997, the court granted the Company's motion. As a result, the Company is no longer a defendant in the Powerine Class Action Lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Principal Market

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX."

Stock Price and Dividend Information

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 1998.


                                                                           1998                          1997
                                                                --------------------------     ------------------------
                                                                     High        Low               High          Low
                                                                    ------      ------            ------       -------

First Quarter (December 31).................................        $15.06      $12.75            $11.50       $  6.63
Second Quarter (March 31)...................................        $18.00      $13.50            $13.75        $10.25
Third Quarter (June 30).....................................        $20.63      $17.50            $13.75        $10.50
Fourth Quarter (September 30)...............................        $19.69      $16.50            $15.25        $12.75

        The final sale of the Company's Common Stock as reported by the NNM on November 20, 1998 was at $19.25.

        Dividends:

        On June 30, 1997, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends of $.15 per share on the Company's common stock. Commencing July 15, 1997, dividends have been paid quarterly. As with any company the declaration and payment of future dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors.

Approximate Number of Holders of Common Stock

        As of November 20, 1998, the Company's Common Stock was held by approximately 3,000 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        During the Company's five fiscal years ended September 30, 1998, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In August 1989, one of the Company's subsidiaries acquired the Indian Refinery. From April 1990 until November 1990, the Company's subsidiary , IRLP, performed refurbishment work on the Indian Refinery and commenced operations in November 1990. In February 1992, IRLP entered into a product offtake agreement with MGRM ("Indian Offtake Agreement") which was restructured and extended in May 1993. In December 1992, the Company acquired certain oil and gas and pipeline assets from ARCO. In October 1993, the Company acquired Powerine, which owned the Powerine Refinery. During fiscal 1995, the Company reached a settlement with MG and its affiliates and terminated most of its transactions and relationships with MG. By September 1995, the Company had discontinued its refining operations. In May 1997, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and one of its subsidiaries. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 1998. Certain information in the Consolidated Statements of Operations has been reclassified to give effect to the discontinuance of refining operations. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 - "Financial Statements and Supplementary Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Earnings per share have been restated in accordance with SFAS 128 (see
Item 7).

                                                                            For the Fiscal Years Ended September 30,
                                                           ---------------------------------------------------------------------
                                                                            (in Thousands, except per share amounts)
                                                             1998            1997          1996            1995            1994
                                                             ----            ----          ----            ----            ----
Revenues:
    Natural gas marketing and transmission.............    $70,001         $64,606        $59,471         $70,402         $61,259
    Exploration and production.........................      2,603           7,113          9,224           9,197           8,552
Gross Margin:
    Natural gas marketing and transmission.............     26,747          24,640         25,238          30,242          24,199
    Exploration and production.........................      1,828           5,173          7,179           6,831           5,923
Earnings before interest, taxes, depreciation, and
    amortization:
    Natural gas marketing and transmission.............     25,162          23,054         23,162          28,252          22,003
    Exploration and production.........................        836           4,036          5,944           5,761           4,494
Corporate general and administrative expenses..........     (3,081)         (3,370)        (3,499)         (4,995)         (5,499)
Depreciation, depletion and amortization...............     (9,885)        (12,250)       (13,717)        (14,155)        (13,452)
Interest expense.......................................         (2)         (1,038)        (1,959)         (4,046)         (9,233)
Interest income and other income.......................      2,230          21,097(1)       3,884             966             950
                                                           -------         -------        --------        -------         -------
Income (loss) from continuing operations before
    income taxes.......................................     15,260          31,529         13,815          11,783            (737)
Provision for (benefit of) income taxes related to
    continuing operations..............................      1,204           4,663        (11,259)         37,823         (17,077)
                                                           -------         -------        -------         -------         -------
Income (loss) from continuing operations                    14,056          26,866         25,074         (26,040)         16,340
Income from discontinued refining operations net of
    applicable income taxes............................                                                    40,937          22,577
                                                           -------         -------        -------         -------         -------
Net income.............................................    $14,056         $26,866        $25,074         $14,897         $38,917
                                                           =======         =======        =======         =======         =======
Dividends..............................................    $ 1,688         $ 1,446
                                                           =======         =======
Net income (loss) per share (diluted):
    Continuing operations..............................    $  3.66         $  4.64        $  3.73        ($  3.84)        $  1.46
    Discontinued operations............................                                                      6.04            2.01
                                                           -------         -------        -------         -------         -------
                                                           $  3.66         $  4.64        $  3.73         $  2.20         $  3.47
                                                           =======         =======        =======         =======         =======
Dividends per share....................................    $   .45         $   .30
                                                           =======         =======

                            (Continued on next page)
------------------

(1)Incudes a $19,667 non-recurring gain on sale of assets.



                                                                                         September 30,
                                                            ---------------------------------------------------------------------
                                                                                        (in Thousands)
                                                            1998            1997          1996            1995            1994
                                                            ----            ----          ----            ----            ----
Balance Sheet Data:
   Working capital (deficit)...........................    40,271         $46,384     ($   4,452)     ($  12,474)     ($  22,769)
   Property, plant and equipment, net, including oil
      and gas properties...............................     4,969           2,998         36,223          40,406         339,876
   Total assets........................................    67,004          82,717        101,230         116,904         646,491
   Long-term debt, including current maturities........                                   14,006          35,946         394,123
   Stockholders' equity................................    51,553          67,765         66,711          41,637          37,920


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

GENERAL

        From August 1989 to September 30, 1995, one or more of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine, one of the Company's refining subsidiaries, merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing operations and the anticipated impact, if any, of liquidation of the remaining inactive refining subsidiaries and contingent environmental liabilities of the Company or its refining subsidiaries, if any.

        As noted above, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and UPIPC, respectively, in May 1997. The oil and gas reserves sold approximated 84% of the Company's proved oil and gas reserves at the date of sale. As a result operations applicable to the assets sold impacted consolidated operations for twelve months in fiscal 1996, eight months in fiscal 1997 and no months in fiscal 1998.

Fiscal 1998 vs Fiscal 1997

        Natural Gas Marketing and Transmission

        Gas sales from natural gas marketing increased $5,402 or 8.4% from fiscal 1997 to 1998. Gas sales in each fiscal year consist of the following:

                                                            September 30,
                                                   ----------------------------
                                                     1998               1997
                                                     ----               ----
  Gas sales to Lone Star......................     $64,619            $59,695
  Gas sales to MGNG...........................       4,904              4,904
  Gas sales to third parties..................         478
                                                   -------            -------
                                                   $70,001            $64,599
                                                   =======            =======

        Lone Star Contract

        Natural gas sales under the Lone Star Contract increased $4,924 or 8.2% from fiscal 1997 to fiscal 1998. Under the Company's long-term gas sales contract with Lone Star, the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes sold to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring equal monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

        For fiscal 1998, sales to Lone Star were approximately $735 more than those which would have resulted if daily deliveries had been fixed and equal. At September 30, 1998, the remaining volumes to be delivered under the Lone Star Contract were approximately 8.4% greater than those that would be delivered if daily deliveries were fixed and equal. As a result, future revenues from the Lone Star Contract are expected to be higher than those that would result if remaining Lone Star deliveries were fixed and equal.

        Gas sales to MGNG remained the same in fiscal 1998 as in fiscal 1997 because the gas sales contract with MGNG requires a fixed daily volume of gas at a fixed price and the MGNG contract was in force for all of the periods being compared.

        Gas purchases increased $3,288 or 8.2% from fiscal 1997 to fiscal 1998. Gas purchases in each of the fiscal years consist of the following:


                                                           September 30
                                                    --------------------------
                                                      1998            1997
                                                      ----            ----
  Gas purchases - Lone Star Contract..........      $36,898         $34,686
  Gas purchases - MGNG Contract...............        5,897           5,280
  Gas purchases - sales to third parties......          459
                                                    -------         -------
                                                    $43,254         $39,966
                                                    =======         =======

        Gas purchases for the Lone Star Contract increased $2,212 or 6.4% from fiscal 1997 to fiscal 1998. For fiscal 1997 gas purchases comprised 58.1% of gas sales versus 57.1% of gas sales for fiscal 1998. From 1997 to 1998 the gross margin increased $2,712 or 10.8%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) increased 1.0% from 41.9% for fiscal 1997 to 42.9% for fiscal 1998.

        The decrease in gas purchases as a percentage of gas sales and the concomitant increase in gross margin percentage for the Lone Star Contract resulted primarily from non-recurring favorable adjustments of gas purchase costs in fiscal 1998 and the replacement of high price gas contracts expiring in April 1997 with lower market price contracts.

        Gas purchases for the contract with MGNG increased $617 or 11.7% from fiscal 1997 to fiscal 1998. The gas sales volumes sold to MGNG for each of the two years being compared were equal; hence the increase is entirely attributable to increased market prices for gas, net of hedging effects.

        Gas purchased for third parties increased from zero in fiscal 1997 to $459 in fiscal 1998. The gas sales to third parties in fiscal 1998 resulted because Lone Star limited its daily gas purchases to 103% of volumes nominated and the Company had to sell the excess gas elsewhere. The restriction of daily sales to 103% of volumes nominated did not, however, affect annual volumes that Lone Star was required to take under the Lone Star Contract.

        In August 1998, the Company hedged all of its remaining unhedged gas requirements. As a result of such hedging, the Company has fixed its price exposure on its gas sales contract with MGNG through May 31, 1999, the termination date for the contract.

        Operating Costs

        Operating costs decreased to a recovery of $16 for the year ended September 30, 1998 from $472 for the year ended September 30, 1997 because the Texas pipeline was sold to UPRC in May 1997 and as of June 1, 1997 the Company no longer incurred operating costs to operate the Texas pipeline.

        General and Administrative

        General and administrative expenses decreased $714 from $776 for the year ended September 30, 1997 to $62 for the year ended September 30, 1998. Most general and administrative expenses incurred during the year ended September 30, 1997 related to the Texas pipeline, which was sold in May 1997. The remaining administrative expenses consist primarily of consulting fees for on-going gas marketing operations.

        Transportation

        Transportation expense increased $1,201 from $338 for the year ended September 30, 1997 to $1,539 for the year ended September 30, 1998. During the period October 1, 1996 to May 31, 1997, one of the Company's subsidiaries owned and operated the Texas pipeline and all transportation revenues were for intercompany transportation and were accordingly eliminated in consolidation of the Company's financial statements. On May 30, 1997, the Company sold the Texas pipeline to UPIPC. In both 1997 and 1998, transportation expense consisted entirely of the amortization of a $3,000 prepaid transportation asset. Amortization is based upon and thus proportional to deliveries made to Lone Star. In fiscal 1997, four months' transportation expense was recorded versus twelve months' transportation expense in fiscal 1998.

        Depreciation and Amortization

        Depreciation and amortization decreased $1,177 or 11.1% from fiscal 1997 fiscal 1998. The decrease is attributable to the sale of the Texas pipeline to UPRC in May 1997. As a result of the sale, the Company no longer owned or depreciated the Texas pipeline.

EXPLORATION AND PRODUCTION

        As noted above, the Company sold its Texas oil and gas properties to UPRC in May 1997. The reserves sold represented approximately 84% of the Company's proved oil and gas reserves and 60%-65% of the Company's oil and gas production at the time of sale. Comparison of fiscal 1998 oil and gas sales, production expenses, general and administrative expenses and depletion, depreciation and amortization to those in fiscal 1997 is thus not meaningful. Accordingly, exploration and production operations comparisons and analysis have been limited to operations from those oil and gas properties which were not sold to UPRC. The related operating results for such properties are as follows:


                                                       Year Ended September 30,
                                                       ------------------------
                                                        1998           1997
                                                        ----           ----
Revenues:
     Oil and gas sales.........................        $2,373         $3,111
     Well operations...........................           230            287
                                                       ------         ------
                                                        2,603          3,398
                                                       ------         ------
Expenses:
     Oil and gas production....................           775            528
     General and administrative................           992            745
     Depreciation, depletion and
      amortization............................            423            653
                                                       ------         ------
                                                        2,190          1,926
                                                       ------         ------
Operating income...............................        $  413         $1,472
                                                       ======         ======

        Revenues

         Oil and Gas Sales

         Oil and gas sales decreased $738 or 23.7% from fiscal 1997 to fiscal 1998. The decrease is attributable to decreased oil and gas prices and decreased production. Many of the Company's oil and gas reserves are mature reserves and such decreased production is expected. Although the Company has participated in drilling twenty-three new wells and several reworks on existing wells from July 1997 through September 30, 1998, production from such new drilling activities has only recently begun impacting operations. The Company is currently participating in two drilling programs and expects to participate in at least ten additional new wells in fiscal 1999. The Company is also reviewing possible investments in other oil and gas drilling programs and oil and gas property acquisitions, including several requiring substantial investment. As a result, the Company expects that, if it is successful in making acquisitions, its oil and gas sales will eventually increase given stable oil and gas sales prices. However, there can be no assurance that wells expected to be drilled will actually be drilled, that such drilling will be successful or that the Company will be successful in making acquisitions or that oil and gas sales will increase.

         Well Operations

         Revenue from well operations decreased $57 or 19.9% from fiscal 1997 to fiscal 1998. The decrease is attributable to the Company's resignation as operator on certain Appalachian wells in fiscal 1997 where a non-operator offered to operate the wells at a cost significantly less than that being incurred by the Company in performing such operations. The related well operations revenues were not replaced.

        Expenses

         Oil and Gas Production

         Oil and gas production expenses increased $247 or 46.8% from fiscal 1997 to fiscal 1998. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially non-capitalized repairs, do not generally occur evenly each year and are best compared on a cumulative rather than on an annual basis. The Company expects that, although oil and gas production expense will increase as a result of its new drilling activities, such expenses will decline as a percentage of oil and gas sales given the lower production costs typically associated with new production. There can be no assurance, however, that such will be the case.

         General and Administrative

         General and administrative costs increased $247 or 33.2% from fiscal 1997 to the fiscal 1998. The net increase was primarily attributable to higher employee costs and bonuses, higher consulting fees and increased legal costs. The increase was offset to a minor extent by tax refunds and vendor settlements in fiscal 1998 for which there was no counterpart in fiscal 1997.

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization decreased $230 or 35.2% from fiscal 1997 to the fiscal 1998. The decrease is attributable to slightly decreased production and significantly lower depletion rate per unit of production. The lower depletion rate results primarily from the Company's sale of 84% of its proved oil and gas reserves to UPRC.

OTHER INCOME (EXPENSE)

        Gain on Sale of Assets

        In May 1997, the Company's subsidiaries sold their Texas oil and gas assets and pipeline to UPRC, resulting in a $19,667 gain. There was no counterpart in fiscal 1998.

        Interest Income

        Interest income increased $786 or 52.9% from fiscal 1997 to fiscal 1998. The increase is primarily attributable to an increase in the average balance of invested unrestricted cash. For the year ended September 30, 1997, $800 of interest income was attributable to a note receivable from MG related to the Powerine Arbitration and $685 resulted from the investment of excess cash. For the year ended September 30, 1998, $31 was attributable to interest on the MG note, $94 was attributable to interest on a note from Penn Octane Corporation ("Penn Octane"), a public company involved in liquid petroleum and compressed natural gas business, and the remaining $2,146 was attributable to the investment of excess cash. Interest on the MG note ceased on October 14, 1997.

        Interest Expense

        Interest expense decreased $1,036 from $1,038 for the year ended September 30, 1997 to $2 for the year ended September 30, 1998 because the Company repaid all of its long-term debt in May 1997 with a portion of the proceeds from the sale of its Texas oil and gas properties and pipeline to UPRC.

        Penn Octane Note

        In October 1997, the Company invested $1,000 in a promissary note of Penn Octane. The note bears interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In December 1998, Penn Octane assigned its interest in the bank judgement to the extent of the Company's note to the Company in return for an extension of the note until June 30, 1999. The Company also received 225,000 warrants to purchase the common stock of Penn Octane for one dollar and seventy-five cents per share as consideration for the extension. The bank owing the judgement has appealed it and such appeal may not be resolved for a year or more. As a result, there can be no assurance that the judgement will be upheld upon appeal or that the bank will ultimately pay the judgement won by Penn Octane to the Company. If the note is not repaid by its extended due date, the Company intends to reduce the Penn Octane note to its estimated realizable value, if any.

        On February 27, 1998, the Company entered into an agreement with Alexander Allen, Inc. ("AA") concerning amounts owed to the Company by AA and its subsidiary, GAMXX Energy, Inc. ("GAMXX"). The Company had made loans to GAMXX through 1991 in the aggregate amount of approximately $8,000. When GAMXX was unable to obtain financing, the Company recorded a one hundred percent loss provision on its loans to GAMXX while still retaining its lender's lien against GAMXX.

        Pursuant to the terms of the GAMXX Agreement, the Company is to receive $1,000 cash in settlement for its loans when GAMXX closes on its financing. GAMXX expected such closing not later than May 31, 1998 but such closing has not yet occurred.

        The Company has carried its loans to GAMXX at zero the last six years. The Company will record the $1,000 proceeds as "other income" if and when it collects such amount. There can be no assurance that GAMXX will close on its financing.

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

        The Company's tax provision for fiscal 1997 consists of two components:

        a. The tax provision on pre-tax accounting income, exclusive of the $19,667 gain on the sale of assets, aggregates $4,270 and essentially represents the partial utilization of the $7,716 deferred tax asset recorded at September 30, 1996 at an effective rate of 36% of earnings. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

        b. The tax provision on the $19,667 gain equals the Company's expected tax liability for the income related to the sale and aggregates $393. The tax rate used in such calculation was 2%, the Federal alternative minimum tax rate. The Company is not yet subject to a higher tax rate due to its tax carryforwards. A tax provision of 36% was not provided for the gain because a related deferred tax asset was not previously provided since the Company did not anticipate selling the properties and had previously taken the properties off the market.

        The tax provision for the year ended September 30, 1998 consists primarily of a tax provision of $4,992 (utilization of deferred tax asset) and an offsetting reversal of tax estimates and contingencies of $3,463. The Company evaluated its need for a deferred tax valuation allowance at September 30, 1998 based upon recent positive evidence confirming the Company's ability to utilize its tax carryforwards. The Company expects that its future tax expense for fiscal 1999 for book purposes is expected to be 36% although the Company only expects to pay taxes at a 2% rate. The 2% rate results from Federal alternative minimum taxes.

        Earnings Per Share

        Since November 1996, the Company has reacquired 3,862,917 shares of its common stock representing approximately 56.8% of shares outstanding. As a result of these share acquisitions, earnings per outstanding share have increased significantly.

        Fiscal 1997 vs Fiscal 1996

        Natural Gas Marketing and Transmission

        Gas sales from natural gas marketing and transmission increased $5,128 or 8.6% from fiscal 1996 to 1997. The increase consists of the following:

                                                           September 30,
                                                     --------------------------
                                                       1997             1996
                                                       ----             ----

  Gas sales to Lone Star...........................   $59,695           $57,823
  Gas sales to MGNG................................     4,904             1,648
                                                      -------           -------
                                                      $64,599           $59,471
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

        Gas purchases increased $5,733 or 16.7% from fiscal 1996 to fiscal 1997. The increase consists of the following:


                                                            September 30,
                                                     --------------------------
                                                        1997             1996
                                                        ----             ----

  Gas purchases - Lone Star Contract................  $34,686           $32,878
  Gas purchases - MGNG Contract.....................    5,280             1,355
                                                      -------           -------
                                                      $39,966           $34,233
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

        General and administrative expenses decreased $98 or 7.9% from fiscal 1996 to fiscal 1997. The decrease results from offsetting factors. General and administrative expenses decreased because the Company closed its Tulsa office in June 1996 and because the Company sold its Rusk County, Texas oil and gas properties to UPRC in May 1997. These decreases were offset, however, by increased legal fees due to the Larry Long litigation which was filed in July 1996. (See Note 14 to the financial statements.)

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

        b. The tax provision on the $19,667 gain equals the Company's expected tax liability for the income related to the sale and aggregates $393. The tax rate used in such calculation was 2%, the Federal alternative minimum tax rate. The Company is not subject to a higher tax rate due to its carryforwards. A tax provision of 36% was not provided for the gain because a related deferred tax asset was not previously provided since the Company did not anticipate selling the properties and had previously taken the properties off the market.

LIQUIDITY AND CAPITAL RESOURCES

        All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash receipts and expected cash obligations included below. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph. Furthermore, this statement constitutes a Year 2000 Readiness Disclosure Statement and the statements contained herein are subject to the Year 2000 Information and Readiness Disclosure Act ("Act"). In case of a dispute, this document and information contained herein are entitled to protection of the Act.

        During the year ended September 30, 1998, the Company generated $36,075 from operating activities. Of this amount, $8,700 represented the collection of a portion of the MG Note. During the same period the Company invested $1,000 in a note from Penn Octane, $2,212 in oil and gas properties and $28,644 to reacquire shares of its common stock. In addition, it paid $2,393 in stockholder dividends. At September 30, 1998, the Company had $36,600 of unrestricted cash, $40,271 of working capital and no long-term debt.

        Discontinued Refining Operations

        Although the Company's subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries remain liable for contingent environmental liabilities (see Item 3 and Note 13 to the financial statements).

        At the present time the probable future cash expenditures of the Company consist of the following:

        a. Investments in Oil and Gas Properties and Energy Sector - in fiscal 1998, the Company drilled 10 new coalbed methane wells in Alabama and participated in drilling twelve new wells in Pennsylvania as part of a joint venture to drill up to 100 wells in Appalachia over the next three to four years. At least ten new Appalachian wells are planned by the joint venture over the next year and the Company may drill additional coalbed methane wells in Alabama. In addition, the Company is also reviewing several possible joint ventures, reserve acquisitions and drilling ventures, including several overseas, as well as other investments in the energy sector. The Company believes that low oil and gas prices will increase the probability that the Company can conclude a transaction or several transactions on terms favorable to the Company. There can be no assurance, however, that oil and gas prices will decrease or remain low or that a transaction will be closed even if such prices decrease or remain low. Selling companies may decide not to sell or delay selling in the hope of higher oil and gas prices. Several competitors have significantly more resources than the Company and may outbid it in future acquisitions.

        b. Repurchase of Company Shares - as of November 20, 1998, the Company had repurchased 3,862,917 of its shares of common stock at a cost of $53,807. The Company's Board of Directors has authorized the repurchase of up to 4,250,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. As a result, 387,083 shares can be repurchased under the current authorization of the Board of Directors. The decision whether to repurchase additional shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

        c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

        An estimate of the Company's expected cash resources and obligations from October 1, 1998 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:


Expected Cash Resources:                                       ("000's" Omitted)

   Unrestricted cash on hand - September 30, 1998................... $36,600
   Cash flow - gas marketing and exploration and production
     operations.....................................................  17,748
   Repayment of Penn Octane Corporation note........................   1,000
   Proceeds from SWAP litigation - IRLP.............................     704
   Proceeds from American Western note..............................   2,919
   Interest.........................................................   2,455
   Proceeds from MGNG contract litigation...........................     750
                                                                     -------
                                                                      62,176
                                                                     -------
Expected Cash Obligations:

   New drilling.....................................................   1,787
   Quarterly dividends (based on outstanding shares at November
     20, 1998)......................................................   1,764
   Assumed IRLP payment of vendors and funding of
       environmental reserves.......................................   3,622
   Legal defense costs - environmental litigation...................     200
                                                                     -------
                                                                       7,373
                                                                     -------
Excess of Expected Cash Resources Over Expected Cash Obligations.... $54,803
                                                                     =======

         The following apply to the Company's expected cash resources and obligations:

         a. Interest income on cash has been computed at 5%. If unanticipated expenditures are made or interest rates decrease, interest income will decrease.

         b. The Company is currently evaluating several investments in the energy sector but has not yet made any additional expenditures or commitments. It may, nevertheless, do so in the future. The above cash estimates do not include any expenditures for such investments.

         c. The Company's Board of Directors has authorized the purchase by the Company of up to 4,250,000 shares of common stock in the open market. To date, 3,862,917 shares have been repurchased. The Company may or may not repurchase the remaining 387,083 shares available and the Board of Directors may or may not increase the current authorization, depending on market prices and other factors. No additional repurchases are assumed in the above estimates.

         d. Although the Company's Board of Directors has adopted a quarterly dividend policy of $.15 per share, the Board may elect to change such policy at any time.

         e. The Company has assumed certain cash flow returns from its recently completed and planned drilling activities. There can be no assurance that such drilling activities will be successful or that the projected returns will be achieved.

         f. The Company is pursuing a line of credit from a financial institution in case it decides to make an investment or acquisition requiring more cash than the Company currently has.

        In addition to the foregoing, the above estimates assume that the Company will not be adversely impacted by any of the following risk factors. If such events occur, the Company's estimated cash flow will probably be adversely affected and such effects may be material.

        1.   Contingent Environmental Liabilities

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

             The Company was informed that the EPA has investigated offsite acid sludge waste found near the Indian Refinery and was also remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP has been named with respect to these two actions.

             In October 1998, the EPA named the Company and two of its subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A recent decision by the U.S. Supreme Court has supported the Company's position.

             The above statement of expected cash resources and obligations assume a $200 expenditure for legal defense costs related to the Indian Refinery. If related legal proceedings continue longer than expected (environmental litigation often continues 3-5 years or more) or the Company is found liable for a portion of the environmental remediation of either the Indian Refinery or Powerine Refinery, estimated cash flow would be decreased and the decrease would be significant.

        2.   IRLP Vendor Liabilities:

             IRLP owes its vendors approximately $4,873. Its only major asset is a $5,388 note due from the purchaser of the Indian Refinery, American Western. In November 1996, American Western filed for bankruptcy and has since sold the Indian Refinery to an outside party. Management estimates that IRLP may recover $3,623 which will be available for creditors of IRLP and environmental reserves. Although IRLP holds a first mortgage on the Indian Refinery, other creditors of American Western may attempt to circumvent IRLP's first mortgage. It is, therefore, unlikely that IRLP's share of the proceeds will be sufficient to settle its vendor liabilities. If IRLP cannot settle its vendor liabilities, IRLP may file for bankruptcy since its only significant asset is its note due from American Western. In addition, in fiscal 1997 the Illinois Department of Revenue filed to assess two present officers of the Company and two former officers of the Company for certain tax liabilities of IRLP. The Company has responded that its officers are not liable for the taxes. Although the Company does not believe such developments will affect its estimated cash flow, such may not be the case. IRLP's vendors may attempt to hold the Company liable for IRLP's debts and/or the Illinois Department of Revenue may prevail in its efforts to assess officers of the Company for IRLP liabilities, in which case the Company would have indemnification obligations to such officers. In either case the Company's estimated cash flow would be adversely affected.

        3.   Larry Long Litigation:

             The above cash flow assumes the Company will not have to pay any claim related to the Larry Long litigation. Although the sale of the Company's Texas oil and gas properties and pipeline to UPRC have significantly reduced the Company's exposure, there can be no assurance that the plaintiffs will not file new lawsuits, having already amended their original complaint three times. In such case, the Company would be exposed to the continuing legal costs of defending the amended petitions, and, if it is determined that settlement is in the Company's best interest, the cost to settle the lawsuit. No such costs are included in the above estimate of cash flow.

        4.   Credit Risk - Lone Star:

             At the current time, in excess of 92% of the Company's gas marketing sales are to a single customer, Lone Star, under a long-term gas sale contract, which terminates on May 31, 1999. Although Lone Star has paid for all gas purchased, any inability of Lone Star to continue to pay for gas purchased would adversely affect the Company's cash flow.

        5.   Supply Risk - MGNG:

             The Company now purchases virtually all of its gas supplies for the Lone Star Contract from MGNG at fixed prices. If spot gas prices increase significantly and MGNG has not hedged its future commitment to supply gas to the Company or if MGNG experiences financial problems, MGNG may be unable to meet its gas supply commitments to the Company. If MGNG does not fulfill its gas supply commitment to the Company, the Company may not be able to fulfill its gas delivery commitment to Lone Star through May 31, 1999, the termination of the Lone Star Contract, or to earn the gross margins currently being earned. This would adversely impact the Company's cash flow. Under such circumstances the Company may not be able to recover lost profits and cash flow from MGNG despite contractual provisions providing for such recovery.

        6.   Gas Contract Litigation:

             The Company's natural gas marketing subsidiaries and MGNG are parties to several natural gas contracts. One subsidiary has sued MGNG to recover gas measurement and transportation costs in excess of $750 (see Item 3 to this 10-K). Although the Company believes it is entitled to in excess of $750 plus interest and has included such recovery in its estimated cash flow, it is possible that a court of competent jurisdiction may find otherwise. It is also possible that the Company and MG may litigate other issues related to the gas supply contract with MGNG. To the extent the Company does not recover at least $750 from present or future gas contract litigation with MGNG, the Company's projected cash flow will be decreased.

        7.   Public Market for the Company's Stock:

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

        8.   Future of the Company:

             As noted in Item I and Note 3 to the financial statements (Item 8 of this Form 10-K), the Company recently sold 84% of its proved oil and gas reserves and its Texas pipeline. The Company's primary remaining asset is its gas sales contract with Lone Star, which expires on May 31, 1999. Although the Company is reviewing and seeking investments in the energy sector, including oil and gas property acquisitions and drilling ventures , the Company has not yet been able to acquire such investments at a favorable price. There are also many competitors with resources greater than those of the Company. If the Company does not acquire additional assets, its Board of Directors may decide to pursue other courses of action, including but not limited to liquidation, sale of assets, merger or other reorganization.

        9.   Year 2000

             The Company has recently completed a study of the Year 2000 issue and related risks. As a result of the study, the Company has replaced its oil and gas and general ledger software with new software which is Year 2000 compliant. The Company expects the cost to approximate $100. At September 30, 1998, $83 had been incurred. The Company commenced using the new software in the first quarter of fiscal 1999. The Company has also made inquiries to outside parties who process transactions of the Company, e.g., payroll, commercial banks, transfer agent, reserve engineers, etc. While some outside parties have confirmed they are Year 2000 compliant, others have not done so to the Company's satisfaction. The Company is continuing to pursue the vendors whose responses appear to provide insufficient assurance.

             The most important systems operated by the Company are its revenue distributions, joint interest billing and general ledger. The Company replaced its software because the new systems are Year 2000 compliant. If a Year 2000 problem nevertheless occurred, the Company could process transactions for several months manually or using small computers but only with increased administrative costs. Nevertheless, in many cases, the Company is not the operator of a given well or purchaser of oil and gas production. In those cases the Company is dependent upon the operator and/or gas/oil purchaser for accurate volumetric, cost and sales information and for payments. Although the Company has made Year 2000 inquiries of such operators and purchasers and generally received satisfactory responses, there can be no assurance that such operators and purchasers will actually be Year 2000 compliant. If such is the case, the Company could find a major portion of its production revenue held in escrow until Year 2000 compliance was achieved or resulting litigation settled. The related legal cost and resulting administrative confusion could be substantial. The Company expects to make any necessary contingency plans in fiscal 1999 in the event of non-compliance of its systems, customers or suppliers.

             The Company and its subsidiaries are not aware of any material Year 2000 operational risks.

        10.  Exploration and Production Price Risk

             The Company has not hedged its existing oil and gas price production and is thus exposed to oil and gas price risk. Most of the Company's oil and gas sales are at spot prices. If such spot prices decrease, the Company's sales and operating income from oil and gas sales will likewise decrease.

        11.  Exploration and Production - Drilling and Production Risk

             The Company is subject to reserve and price risk on the oil and gas properties it owns. Reserve risk is the possibility that the reserves produced will not approximate the reserves the Company has estimated. Price risk is the possibility that the price the Company receives for its production will vary from current oil/gas prices. Since the Company has not hedged its future production, changes in oil and gas prices will affect cash flow from its exploration and production operations. If oil and gas prices are lower than expected, cash flow will be less than that anticipated above.

             The Company is currently considering several oil and gas reserve acquisitions through purchase or new drilling. Although the Company's management estimates the proved reserves associated with such acquisitions, there can be no assurance that production or related oil and gas reserves will be as estimated. Furthermore, such reserve risk also applies to the Company's existing reserves. Production and resulting cash flow may vary significantly from the Company's estimates and those of its independent petroleum reservoir engineer.

        12.  Other Risks

             UPRC has recently terminated several employees responsible for the UPRC deliveries of the Company's gas to Lone Star. If deliveries to Lone Star are hindered by UPRC's reduced workforce or related pipeline operational problems, the Company could fail to deliver amounts of gas nominated by Lone Star and by so doing lose the high gross margins realized on the sale of such gas.

             The Company has assumed that its note due from Penn Octane will be paid on its extended due date, June 30, 1999. Interest on the note has been paid to June 30, 1998 but not thereafter. Penn Octane failed to pay it the note on its original due date, June 30, 1998. Although the Company received an assignment of a judgement due to Penn Octane from a bank in return for extending the due date of the note to June 30, 1999, there can be no assurance that the Company will ultimately collect the note. In such case the estimated cash flow will be adversely affected.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            One of the Company's subsidiaries has hedged all of the gas it must purchase for the remaining term of the Lone Star Contract and the contract with MGNG. The subsidiary used fixed price swaps to hedge such gas. The subsidiary purchases gas on the open market and pays the trading party if the market price is below the fixed price or is paid by the trading party if the market price exceeds the fixed price. The result is that the Company's subsidiary has essentially fixed the price of future gas purchases and is not subject to commodity price risk related to its gas marketing activities. The subsidiary continues to be exposed to the difference between the wellhead gas price and the price used in the hedge but such differences are expected to be immaterial.

            See Note 14 to the Consolidated Financial Statements included in
Item 8 of this Form 10-K.

INFLATION AND CHANGING PRICES

            Natural Gas Marketing

            The Company's gas sales contract with Lone Star is essentially a fixed price contract. It continues through May 1999. The Company's gas supply contract with MGNG is also a fixed price contract. The result is that the Company's gross margin is essentially "locked in" and does not change with inflation. The Company's gas sales contract with MGNG is also at a fixed price. The Company has hedged all of the gas supplies needed for this contract at a price in excess of that received from MGNG. As a result, the Company's gross margins on the gas contract with MGNG is also "locked in" and not subject to inflation and changing prices. Although there are some operating costs applicable to the natural gas marketing segment, which tend to increase or decrease with inflation, these are minor and inflation of such costs without concomitant inflation in revenues does not significantly impact operating profits.

            Exploration and Production

            Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company has adopted SFAS 128 for the fiscal year ending September 30, 1998 and has recomputed EPS for fiscal 1997 and 1996 in accordance with SFAS 128.

            In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 is effective for both interim and annual periods for companies having fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ending September 30, 1999.

            In June 1997, FASB issued Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for companies having fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending September 30, 1999.

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

            The Company expects to adopt SFAS 133 in fiscal 2000. To date all hedging by the Company has been applicable to the Company's gas marketing operations. Those operations are expected to end on May 31, 1999 when the related gas contracts terminate. As a result, the Company believes SFAS 133 will not affect existing operations and cannot make a determination as to whether it will effect future operations until it engages in such operations.

            The Company believes that adoption of these financial accounting standards will not have a material effect on its financial condition or results of operations.

RISK FACTORS

            See above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page
                                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996.................       29
Consolidated Balance Sheets, as of September 30, 1998 and 1997..............................................       30
Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996.................       31
Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997                       33
        and 1996............................................................................................
Notes to the Consolidated Financial Statements..............................................................       34

REPORTS OF INDEPENDENT ACCOUNTANTS..........................................................................       57

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("000's" Omitted Except Per Share Amounts)

                                                                                   Year Ended September 30,
                                                                    -----------------------------------------------------
                                                                         1998                 1997                1996
                                                                         ----                 ----                ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..............................................        $     70,001          $    64,599        $     59,471
      Transportation.........................................                                        7
                                                                     ------------          -----------        ------------
                                                                           70,001               64,606              59,471
                                                                     ------------          -----------        ------------
    Exploration and production:
      Oil and gas sales......................................               2,373                6,740               8,782
      Well operations........................................                 230                  373                 442
                                                                     ------------          -----------        ------------
                                                                            2,603                7,113               9,224
                                                                     ------------          -----------        ------------
                                                                           72,604               71,719              68,695
                                                                     ------------          -----------        ------------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases..........................................              43,254               39,966              34,233
      Operating costs........................................                 (16)                 472                 845
      General and administrative.............................                  62                  776               1,231
      Transportation.........................................               1,539                  338
      Depreciation and amortization..........................               9,462               10,639              11,393
                                                                     ------------          -----------        ------------
                                                                           54,301               52,191              47,702
                                                                     ------------          -----------        ------------
    Exploration and production:
      Oil and gas production.................................                 775                1,940               2,045
      General and administrative.............................                 992                1,137               1,235
      Depreciation, depletion and amortization...............                 423                1,611               2,324
                                                                     ------------          -----------        ------------
                                                                            2,190                4,688               5,604
                                                                     ------------          -----------        ------------
    Corporate general and administrative.....................               3,081                3,370               3,499
                                                                     ------------          -----------        ------------
                                                                           59,572               60,249              56,805
                                                                     ------------          -----------        ------------
Operating income.............................................              13,032               11,470              11,890
                                                                     ------------          -----------        ------------

Other income (expense):
    Gain on sale of assets...................................                                   19,667
    Interest income..........................................               2,271                1,485                 961
    Other income (expense)...................................                 (41)                 (55)              2,923
    Interest expense.........................................                  (2)              (1,038)             (1,959)
                                                                     ------------          -----------        ------------
                                                                            2,228               20,059               1,925
                                                                     ------------          -----------        ------------
 Income from continuing operations before provision for
    (benefit of) income taxes................................              15,260               31,529              13,815
                                                                     ------------          -----------        ------------
 Provision for (benefit of) income taxes:
        State................................................                  40                  119                (309)
        Federal..............................................               1,164                4,544             (10,950)
                                                                     ------------          -----------        ------------
                                                                            1,204                4,663             (11,259)
                                                                     ------------          -----------        ------------
Net income from continuing operations........................              14,056               26,866              25,074
Income from discontinued refining operations, net of
    applicable income taxes..................................
Net income...................................................        $     14,056         $     26,866        $     25,074
                                                                     ============         ============        ============

Net income per share:
    Basic....................................................        $       3.71         $       4.66        $       3.75
                                                                     ============         ============        ============
    Diluted..................................................        $       3.66         $       4.64        $       3.73
                                                                     ============         ============        ============

Weighted average number of common and potential dilutive
    shares outstanding:
          Basic..............................................           3,790,100            5,764,045           6,693,646
                                                                     ============         ============        ============
          Diluted............................................           3,837,903            5,795,341           6,718,534
                                                                     ============         ============        ============

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                1998             1997
                                                                                                ----             ----
                                        ASSETS
Current assets:
    Cash and cash equivalents.........................................................        $ 36,600          $36,338
    Restricted cash...................................................................             613              497
    Accounts receivable...............................................................           8,381            5,868
    Marketable securities.............................................................             471
    Prepaid transportation, net.......................................................           1,123            1,500
    Prepaid expenses and other current assets.........................................             293              452
    Prepaid gas purchases.............................................................             852
    Deferred income taxes.............................................................           2,765            2,239
    Note receivable - Penn Octane Corporation.........................................           1,000
    Note receivable - MG..............................................................                           10,000
    Estimated realizable value of discontinued net refining assets....................           3,623            4,422
                                                                                              --------          -------
      Total current assets............................................................          55,721           61,316
Property, plant and equipment, net:
    Natural gas transmission..........................................................              62
    Furniture, fixtures and equipment.................................................             307              180
Oil and gas properties, net (full cost method)........................................           4,600            2,818
Gas contracts, net....................................................................           6,285           15,747
Prepaid transportation, net...........................................................                            1,162
Deferred income taxes.................................................................                            1,494
Other assets..........................................................................              29
                                                                                              --------          -------
    Total assets......................................................................        $ 67,004          $82,717
                                                                                              ========          =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Dividend payable..................................................................                          $   707
    Accounts payable..................................................................        $  8,658            5,615
    Accrued expenses..................................................................           1,663            1,257
    Net refining liabilities retained.................................................           5,129            7,353
                                                                                              --------          -------
      Total current liabilities.......................................................          15,450           14,932
Other long-term liabilities...........................................................               1               20
                                                                                              --------          -------
      Total liabilities...............................................................          15,451           14,952
                                                                                              --------          -------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,803,646 issued in 1998 and 6,798,646 issued in 1997...........................           3,402            3,399
Additional paid-in capital............................................................          67,122           67,061
Retained earnings.....................................................................          34,836           22,468
                                                                                              --------          -------
                                                                                               105,360           92,928
Treasury stock at cost - 3,862,917 shares in 1998 and 2,085,100 shares in 1997........         (53,807)         (25,163)
                                                                                              --------          -------
      Total stockholders' equity......................................................          51,553           67,765
                                                                                              --------          -------
      Total liabilities and stockholders' equity......................................        $ 67,004          $82,717
                                                                                              ========          =======

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)

                                                                                                 Year Ended September 30,
                                                                                        ------------------------------------------
                                                                                          1998             1997             1996
                                                                                          ----             ----             ----
Cash flows from operating activities:
    Net income ...............................................................          $14,056          $26,866          $ 25,074
                                                                                        -------          -------          --------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization...............................            9,885           12,250            13,612
       Amortization of deferred debt issue costs..............................                               343               356
       Deferred income taxes..................................................              968            3,983           (10,667)
       Gain on sale of assets.................................................                           (19,667)
       Write-off of debt acquisition costs....................................                                                 161
       Changes in assets and liabilities:
          (Increase) decrease in restricted cash..............................             (116)           1,246             5,942
          (Increase) in marketable securities.................................             (471)
          (Increase) decrease in accounts receivable..........................           (2,513)           4,349            22,658
          Decrease in inventory...............................................                                              22,914
          Decrease in note receivable.........................................           10,000
          Decrease in prepaid transportation..................................            1,539              338
          (Increase) decrease in prepaid expenses and other current assets....              159             (379)              903
          (Increase) decrease in other assets.................................              (29)             371              (103)
          (Increase) in prepaid gas purchases.................................             (852)
          Increase (decrease) in accounts payable.............................            3,043            1,798            (1,744)
          Increase (decrease) in accrued expenses.............................              406           (3,351)          (28,105)
          (Decrease) in other current liabilities.............................                            (2,037)             (329)
          (Decrease) in other long-term liabilities...........................                               (62)          (23,265)
          (Decrease) in due to related parties................................                                                (385)
                                                                                        -------          -------          --------
              Total adjustments...............................................           22,019             (818)            1,948
                                                                                        -------          -------          --------
              Net cash flow provided by operating activities..................           36,075           26,048            27,022
                                                                                        -------          -------          --------
Cash flows from investment activities:
    Investment in Penn Octane Note............................................           (1,000)
    Proceeds from sale of oil and gas assets and pipeline.....................                            50,184
    Realization from (liquidation of) discontinued net refining assets........           (1,425)          (1,860)            4,000
    Investment in oil and gas properties......................................           (2,212)          (1,540)              (34)
    Investment in pipelines...................................................              (63)             (59)             (140)
    Purchase of furniture, fixtures and equipment.............................             (182)              (4)               (1)
    Other.....................................................................               42             (359)
                                                                                        -------          -------          --------
              Net cash provided by (used in) investing activities.............           (4,840)          46,362             3,825
                                                                                        -------          -------          --------

                            (continued on next page)

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("000's" Omitted Except Share Amounts)
                         (continued from previous page)

                                                                                                Year Ended September 30,
                                                                                     --------------------------------------------
                                                                                        1998             1997             1996
                                                                                        ----             ----             ----
Cash flows from financing activities:
   Acquisition of treasury stock ............................................         ($28,644)        ($25,163)
   Dividends paid to shareholders ...........................................           (2,393)            (739)
   Proceeds of long-term debt................................................                            17,658          $  3,800
   Proceeds from exercise of stock options...................................               64              797
   Repayment of long-term debt - related party...............................                                                (250)
   Repayment of long-term debt...............................................                           (31,664)          (37,984)
   Payment of debt issuance costs............................................                              (418)             (486)
                                                                                      --------         --------          --------
         Net cash (used in) financing activities.............................          (30,973)         (39,529)          (34,920)
                                                                                      --------         --------          --------
Net increase (decrease) in cash and cash equivalents.........................              262           32,881            (4,073)
Cash and cash equivalents - beginning of period..............................           36,338            3,457             7,530
                                                                                      --------         --------          --------
Cash and cash equivalents - end of period....................................          $36,600         $ 36,338          $  3,457
                                                                                      ========         ========          ========

Supplemental disclosures of cash flow information are as follows:
   Cash paid during the period:
      Interest...............................................................         $      2         $  1,137          $  2,086
                                                                                      ========         ========          ========
      Income taxes...........................................................         $    128         $    863          $    536
                                                                                      ========         ========          ========

Supplemental schedule of non-cash investing and financing activities.........
   Sale of oil and gas assets and pipeline:
      Prepaid transportation received from purchaser.........................                          ($ 3,000)
                                                                                                       ========
      Accrued expenses offset against gain...................................                          ($ 2,733)
                                                                                                       ========
      Other liabilities assumed by purchaser.................................                           $ 1,623
                                                                                                       ========

Accrued dividends............................................................                           $   707
                                                                                                       ========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)

                                                                Years Ended September 30, 1998, 1997 and 1996
                                  ----------------------------------------------------------------------------------------------

                                      Common Stock        Additional      Retained            Treasury Stock
                                    -----------------      Paid-In        Earnings        ---------------------
                                    Shares     Amount      Capital        (Deficit)       Shares         Amount          Total
                                    ------     ------     ----------      ---------       ------         ------        ---------
Balance - October 1, 1995........ 6,693,646    $3,347      $66,316        ($28,026)                                     $41,637
Net income.......................                                           25,074                                       25,074
                                  ---------    ------      -------        --------                                      -------
Balance - September 30, 1996..... 6,693,646     3,347       66,316          (2,952)                                      66,711
Stock acquired...................                                                       2,085,100       ($25,163)       (25,163)
Options exercised................   105,000        52          745                                                          797
Dividends........................                                           (1,446)                                      (1,446)
Net income.......................                                           26,866                                       26,866
                                  ---------    ------      -------        --------      ---------       --------        -------
Balance - September 30, 1997..... 6,798,646     3,399       67,061          22,468      2,085,100        (25,163)        67,765
Stock acquired...................                                                       1,777,817        (28,644)       (28,644)
Options exercised................     5,000         3           61                                                           64
Dividends........................                                           (1,688)                                      (1,688)
Net income.......................                                           14,056                                       14,056
                                  ---------    ------      -------        --------      ---------       --------        -------
Balance - September 30, 1998..... 6,803,646    $3,402      $67,122         $34,836      3,862,917       ($53,807)       $51,553
                                  =========    ======      =======        ========      =========       ========        =======

Dividends per share were $.30 and $.45 in fiscal 1997 and 1998, respectively.



    The accompanying notes are an integral part of these financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 1 -- BUSINESS AND ORGANIZATION

        Business Segments

        Castle Energy Corporation's ("the Company") principal lines of business as of September 30, 1998 are natural gas marketing and oil and gas exploration and production. Until September 30, 1995, the Company's major business segment was refining. The Company's operations are conducted within the United States.

        References to the Company mean Castle Energy Corporation, the parent, and its subsidiaries. Such references are used for convenience and are not intended to describe legal relationships.

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

        The Lone Star Contract expires May 31, 1999. This contract provides for minimum annual deliveries of gas at specific fixed prices, and also includes certain minimum payments under take-or-pay provisions. The Company also entered into a long-term contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of Metallgesellschaft Corp. ("MG"), to supply gas volumes needed for the Lone Star Contract. This contract also expires May 31, 1999. The Company anticipates that it will acquire the remaining gas volumes needed to supply the Lone Star Contract through its expiration from MGNG.

        In addition to the Lone Star Contract, a subsidiary of the Company entered into a contract to sell 7,356 MMbtu's (million British thermal units) of natural gas to MGNG at a fixed price from June 1, 1996 to May 31, 1999.

        In May 1997, the Company sold the Castle Pipeline to a subsidiary of Union Pacific Resources Company ("UPRC"). As part of the sale, the Company entered into a transportation agreement with the UPRC subsidiary which provides for the transportation of the remaining gas deliveries under the Lone Star Contract (see Note 4). As a result of this sale, the Company no longer has material operations in the natural gas transmission business.

        Oil and Gas Exploration and Production

        In May 1997, the Company sold the Rusk County, Texas oil and gas properties it acquired from ARCO to UPRC. The reserves associated with such properties constituted approximately 84% of the Company's proved oil and gas reserves (see Note 4).

        The Company's remaining oil and gas exploration and production assets at September 30, 1998 include interests in 392 oil and gas wells located in eight states. The Company is the operator of most of the wells. None of the Company's gas production from these wells is sold to Lone Star.

        Refining

        IRLP

        The Company indirectly entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by one of the Company's subsidiaries, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, IRLP sold the Indian Refinery assets to American Western Refining, L.P. ("American Western"). American Western subsequently filed for bankruptcy and sold the Indian Refinery to an outside party which is in the process of dismantling it.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Powerine

        In October 1993, a subsidiary of the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery") from MG. From October 1, 1993 to February 1, 1995, Powerine sold all of its refined products to MG Refining and Marketing, Inc. ("MGRM"), a subsidiary of MG, under a product offtake agreement (the "Powerine Offtake Agreement") subject to MGRM's obligation to purchase refined products from raw materials on hand at the Powerine Refinery at (or subject to contracts calling for delivery to the Powerine Refinery by) February 1, 1995. MGRM's failure to purchase products refined after February 1, 1995 was at issue in the Powerine Arbitration (see Note 14). On September 29, 1995, Powerine sold substantially all of its refining plant to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC") and EMC reacquired the refinery from Kenyen. EMC subsequently sold the refinery to an outside party which, we are informed, is seeking financing to restart it.

        As a result of the transactions with American Western, Kenyen and EMC, the Company disposed of its interests in the refining segment. The results of refining operations were shown as discontinued operations in the Consolidated Statement of Operations as of September 30, 1995 and retroactively. Discontinued refining operations have not impacted operations since fiscal 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        The significant accounting policies discussed are limited to those applicable to the Company's continuing business segments - natural gas marketing and exploration and production. References should be made to previous Forms 10-K for summaries of accounting principles applicable to the discontinued refining segment.

        Principles of Consolidation

        The consolidated financial statements presented include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

        Natural Gas Transmission

        Natural gas transmission assets include gathering systems and pipelines. They are stated at the lower of cost or impaired (fair market) value. They are depreciated on a straight-line basis over fifteen years, their estimated useful life.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Marketable Securities

        The Company classifies its investment securities as trading securities. Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), such securities are measured at fair market value in the financial statements with unrealized gains or losses included in earnings.

        Prepaid Gas Purchases

        Prepaid gas purchases represent payments made by one of the Company's subsidiaries for gas the subsidiary was required to take but did not. All prepaid gas purchases relate to gas purchases from MGNG. Under the terms of the related gas purchase contracts, the subsidiary is entitled to make up the prepaid gas, i.e., to take it and not pay for it, once it has taken the required minimum contract volume for the contract year. Prepaid gas purchase costs are expensed as the subsidiary takes delivery of gas.

        Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment are stated at the lower of cost or impaired (fair market) value. Depreciation is recorded on a straight-line basis over the estimated useful life of the assets. Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over four to five years, the estimated useful lives of the assets.

        Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between cost and the value of proved reserves in which case a gain or loss is recognized. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax-effected and discounted at 10%, if any, are charged to current expense.

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

        Hedging Activities

        The Company employs hedging strategies to hedge its future natural gas purchase requirements for its gas sales contracts to Lone Star and MGNG (see Notes 1 and 14). The Company hedges future commitments with natural gas swaps, which are accounted for on a settlement basis. Gains and losses from hedging activities are credited or debited to the item being hedged, the cost of gas purchased for the Lone Star Contract or the gas contract with MGNG. In order to qualify as a hedge, the change in fair market value of the hedging instrument must be highly correlated to the corresponding changes in the hedged item. When the hedging instrument ceases to qualify as a hedge, the change in fair value is charged against or credited to operations.

        Other Assets

        Costs applicable to the issuance of debt are capitalized and amortized using the interest method based upon the scheduled debt repayment terms. Unamortized debt issuance costs are written off when the related debt is repaid.

        Gas Contracts

        The purchase price allocated to the Lone Star Contract was capitalized and is being amortized over the term of the related contract, 6.5 years.

        Gas Balancing

        The Company operates under several natural gas sales contracts where one interest owner is entitled to sell other owners' shares of natural gas produced if such other owners do not elect to sell their shares of production. Under the terms of the related joint operating agreements, the non-selling owners are entitled to make up gas sales from the selling owner's share of production in the future. The Company records sales of other owners' production as deferred revenue and recognizes such deferred revenue when the other owners make up their gas balancing deficiency from the Company's share of production. The Company records sales of its production by other owners as deferred assets and recognizes such deferred assets when the Company makes up its gas balancing deficiency from the other owners' share of production. Deferred assets and liabilities are recorded at cost at the production date.

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

        Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or rates (see Note 18). SFAS 109 also requires that tax provisions and recoveries related to changes in the valuation reserve for deferred tax assets because of a change in circumstances that causes a change in judgement about the realizability of the related deferred tax asset in future years be allocated entirely to continuing operations.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        Earnings Per Share

        Basic earnings per common share are based upon the weighted average number of common shares outstanding. Diluted earnings per common share are based upon maximum possible dilution calculated using average stock prices during the year.

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentations of basic and diluted EPS on the face of the income statement. SFAS 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. The Company has adopted SFAS 128 for the fiscal year ended September 30, 1998 and has retroactively restated EPS for fiscal 1997 and 1996 in accordance with SFAS 128.

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

       New Accounting Pronouncements

       In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 is effective for both interim and annual periods for companies having fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ending September 30, 1999.

       In June 1997, FASB issued Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for companies having fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 for the fiscal year ending September 30, 1999.

       Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

       The Company expects to adopt SFAS 133 in fiscal 2000. To date all hedging by the Company has been applicable to the Company's gas marketing operations. Those operations are expected to end on May 31, 1999 when the related gas contracts terminate. As a result, the Company believes SFAS 133 will not affect existing operations and cannot make a determination as to whether it will effect future operations until it engages in such operations.

       The Company believes that adoption of these financial accounting standards will not have a material effect on its financial condition or results of operations.

NOTE 3 - DISCONTINUED REFINING OPERATIONS

       Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 1995 to September 30, 1998 is as follows:


                                                                         Estimated
                                                                      Realizable Value
                                                                      of Discontinued           Net Refining
                                                                    Net Refining Assets     Liabilities Retained
                                                                    -------------------     --------------------
Balance - October 1, 1995........................................        $10,803                  $20,342
Cash transactions................................................         (4,000)                  (9,263)
Other, net.......................................................           (515)
                                                                         -------                  -------
Balance - September 30, 1996.....................................          6,288                   11,079
Recovery related to the MG SWAP litigation.......................            703
Provision for platinum recovery..................................           (100)
Provision for American Western Note..............................         (2,469)
Cash transactions................................................                                  (1,860)
Adjustments to vendor liabilities................................                                  (1,722)
Other............................................................                                    (144)
                                                                         -------                  -------
Balance - September 30, 1997.....................................          4,422                    7,353
Reduction in estimated platinum recovery.........................           (364)
Excess of MG Note over actual recovery in Powerine
        Arbitration..............................................                                  (1,300)
Recovery of platinum proceeds....................................           (435)
Adjustment of vendor liabilities.................................                                    (732)
Cash transactions................................................                                    (192)
                                                                         -------                  -------
Balance - September 30, 1998.....................................        $ 3,623                  $ 5,129
                                                                         =======                  =======

        As of September 30, 1998, the estimated realizable value of discontinued net refining assets consists of $2,919 of estimated recoverable proceeds from the American Western note and $704 of estimated recoveries from the SWAP Litigation (see Note 14). The estimated value of net refining liabilities retained consists of vendor liabilities of $3,623 and accrued costs related to discontinued refining operations of $1,506.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and EMC and transactions consummated by American Western and EMC subsequently and includes management's best estimates of the amounts expected to be realized on the disposal of the refining segment. "Net refining liabilities retained" includes management's best estimates of amounts expected to be paid and amounts expected to be realized on the settlement of this net liability. The amounts the Company ultimately realizes or pays could differ materially in the near term from such amounts.

NOTE 4 - SALE OF ASSETS

        On May 30, 1997, the Company consummated the sale of its Texas oil and gas properties and pipeline to UPRC and Union Pacific Intrastate Pipeline Company ("UPIPC"), a wholly-owned subsidiary of UPRC, respectively. The effective date of the sale was May 1, 1997. The assets sold include approximately 8,150 net acres, 100 producing oil and gas wells and a 77-mile pipeline which gathers gas from the producing wells and delivers it to a pipeline owned by Lone Star. The proved reserves associated with the oil and gas properties that were sold comprised approximately 84% of the Company's proved reserves. The Company still owns its non-Texas oil and gas properties and its gas sales contracts with Lone Star and MGNG.
Both contracts expire on May 31, 1999.

        The purchase price received by the Company was $54,759 and consisted of $50,184 cash, $1,575 of liabilities assumed by UPRC and $3,000 of prepaid gas transportation expense. The gas transportation prepayment relates to transportation of natural gas that the Company is required to supply to Lone Star through May 31, 1999. As a result of the sale, the Company realized a gain of $19,667 in fiscal 1997.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                           September 30,
                                                                                    ------------------------
                                                                                      1998             1997
                                                                                      ----             ----
  Funds supporting letters of credit issued for operating bonds.................      $218             $217
  Other.........................................................................       395              280
                                                                                      ----             ----
                                                                                      $613             $497
                                                                                      ====             ====


NOTE 6 - ACCOUNTS RECEIVABLE

        Based upon past customer experiences, the limited number of customer accounts receivable relationships, and the fact that the Company's subsidiaries can generally offset unpaid accounts receivable against an outside owner's share of oil and gas revenues, management believes substantially all receivables are collectible. Accounts receivable consist of the following:

                                                                                          September 30,
                                                                                    ------------------------
                                                                                      1998             1997
                                                                                      ----             ----
  Natural gas marketing.........................................................     $6,870           $3,844
  Oil and gas...................................................................      1,343            1,364
  Other.........................................................................        168              660
                                                                                     ------           ------
                                                                                     $8,381           $5,868
                                                                                     ======           ======


        Accounts receivable due from Lone Star aggregated $6,719 and $3,441 at September 30, 1998 and 1997, respectively.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


NOTE 7 - MARKETABLE SECURITIES AND NOTE RECEIVABLE - PENN OCTANE CORPORATION

        The Company's marketable securities consist of 301,000 shares of the common stock of Penn Octane Corporation ("Penn Octane"), a public company. The gross cost, unrealized loss and net book value as of September 30, 1998 are as follows:


  Gross cost................................................  $575
  Unrealized loss...........................................  (104)
                                                              ----
  Balance - September 30, 1998..............................  $471
                                                              ====

        The unrealized loss has been charged to earnings.

        In October 1997, the Company invested $1,000 in a promissary note of Penn Octane. The note bears interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In December of 1998, Penn Octane assigned its interest in the bank judgement to the extent of the Company's note to the Company in return for an extension of the note until June 30, 1999 and for warrants to buy 225,000 shares of Penn Octane common stock at one dollar and seventy-five cents per share. The bank owing the judgement has appealed it and such appeal may not be resolved for a year or more. As a result, there can be no assurance that the judgement will be upheld upon appeal or that the bank will ultimately pay the judgement won by Penn Octane to the Company. If the note is not repaid by its extended due date, the Company intends to reduce the Penn Octane note to its estimated realizable value, if any.

NOTE 8 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                             September 30,
                                                        ---------------------
                                                         1998           1997
                                                         ----           ----
  Cost
  Furniture and fixtures..........................       $532           $426
  Automobile and trucks...........................         76
                                                         ----           ----
                                                          608            426
  Accumulated depreciation........................       (301)          (246)
                                                         ----           ----
                                                         $307           $180
                                                         ====           ====

NOTE 9 - GAS CONTRACTS

        Gas contracts consist of the following:


                                                            September 30,
                                                      ------------------------
                                                        1998           1997
                                                        ----           ----

  Gas contracts...................................    $61,151        $61,151
  Less: Accumulated amortization..................    (54,866)       (45,404)
                                                      -------        -------
                                                      $ 6,285        $15,747
                                                      =======        =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


NOTE 10 - OIL AND GAS PROPERTIES

        Oil and gas properties consist of the following:

                                                                                           September 30,
                                                                                     -------------------------
                                                                                      1998             1997
                                                                                      -----            ----
  Proved properties.........................................................         $12,367           $10,118
  Less:     Accumulated depreciation, depletion and amortization............          (7,885)           (7,418)
  Accumulated full cost ceiling reserve.....................................             (97)              (97)
                                                                                     -------           -------
                                                                                       4,385             2,603
  Unproved properties.......................................................             215               215
                                                                                     -------           -------
                                                                                     $ 4,600           $ 2,818
                                                                                     =======           =======

        Capital costs incurred by the Company in oil and gas activities, all of which are located in the United States, are as follows:

                                                                                           Year Ended September 30,
                                                                                  ------------------------------------------
                                                                                    1998              1997             1996
                                                                                    ----              ----             ----
        Purchase of proved properties.......................................                        $     59
        Property acquisition costs - proved properties......................      $     17               215
        Development costs...................................................         2,195             1,266            $34
                                                                                   -------           -------            ---
                                                                                    $2,212            $1,540            $34
                                                                                    ======            ======            ===

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                           Year Ended September 30,
                                                                                   -----------------------------------------
                                                                                    1998              1997             1996
                                                                                    ----              ----             ----
        Revenues:
            Crude oil, condensate, natural gas liquids and natural gas
              sales.........................................................        $2,373            $6,740           $8,782
                                                                                    ------            ------           ------
        Costs and expenses:
            Production costs................................................           775             1,940            2,045
            Depreciation, depletion and amortization........................           367             1,560            2,311
                                                                                    ------            ------           ------
            Total costs and expenses........................................         1,142             3,500            4,356
                                                                                    ------            ------           ------
        Income tax provision................................................           443             1,166            1,593
                                                                                    ------            ------           ------
        Income from oil and gas producing activities........................        $  788            $2,074           $2,833
                                                                                    ======            ======           ======

        The income tax provision is computed at a blended rate (Federal and state combined) of 36%.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:


                                                                                           Year Ended September 30,
                                                                                  --------------------------------------------
                                                                                    1998              1997              1996
                                                                                    ----              ----              ----
        Depletion rate per equivalent MCF of natural gas....................        $0.37            $  0.58           $  0.64
                                                                                    =====            =======           =======

        The significant decrease in the depletion rate in fiscal 1998 results from the Company's sale of its oil and gas assets to UPRC in May 1997. After the sale, the cost per cubic foot equivalent of natural gas for the Company's remaining reserves was significantly less than before the sale as a result of accounting for the sale to UPRC under the full cost method.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


NOTE 11 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

       Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Huntley & Huntley (fiscal 1998, 1997 and 1996) and Ryder Scott Company Petroleum Engineers (fiscal
1996), and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

      Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                             Oil (BBLS)           Natural Gas (MCF)
                                                                             ----------           -----------------
Proved developed and undeveloped reserves:
       As of October 1, 1995.........................................          351                     56,568
          Revisions of previous estimates............................          157                     16,410
          Production.................................................          (46)                    (3,349)
                                                                               ---                    -------
       As of September 30, 1996......................................          462                     69,629
          Revisions of previous estimates............................           59                      5,591
          Sale of minerals in place..................................         (279)                   (57,074)
          Production.................................................          (36)                    (2,454)
                                                                               ---                    -------
       As of September 30, 1997......................................          206                     15,692
          Revisions of previous estimates............................           69                        501
          Production.................................................          (20)                      (869)
                                                                               ---                    -------
       As of September 30, 1998......................................          255                     15,324
                                                                               ===                    =======
Proved developed reserves:
       September 30, 1995............................................          248                     31,535
                                                                               ===                    =======
       September 30, 1996............................................          312                     34,764
                                                                               ===                    =======
       September 30, 1997............................................          206                     11,480
                                                                               ===                    =======
       September 30, 1998............................................          162                     13,589
                                                                               ===                    =======

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

                                                                                                 September 30,
                                                                                 --------------------------------------------
                                                                                    1998              1997             1996
                                                                                    ----              ----             ----
         Future cash inflows................................................      $40,576           $46,595         $138,327
         Future production costs............................................      (14,141)          (13,979)         (46,835)
         Future development costs...........................................       (1,283)           (2,025)         (31,195)
         Future income tax expense..........................................       (4,868)           (7,045)          (7,451)
                                                                                  -------           -------         --------
         Future net cash flows..............................................       20,284            23,546           52,846
         Discount factor of 10% for estimated timing of future cash flows...      (10,338)          (12,779)         (28,352)
                                                                                  -------           -------         --------
         Standardized measure of discounted future cash flows...............      $ 9,946           $10,767         $ 24,494
                                                                                  =======           =======         ========

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has mineral interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36%.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                 September 30,
                                                                                -------------------------------------------
                                                                                   1998              1997             1996
                                                                                   ----              ----             ----
        Standardized measure, beginning of year.............................     $10,767           $24,494         $21,373
        Sale of oil and gas, net of production costs........................      (1,598)           (4,800)         (6,737)
        Net changes in prices...............................................      (2,498)            1,461           2,094
        Sale of reserves in place...........................................                       (17,849)
        Changes in estimated future development costs.......................        (615)             (120)         (2,617)
        Development costs incurred during the period that reduced future
           development costs................................................       2,195               349
        Revisions in reserve quantity estimates.............................         594             4,675          10,391
        Net changes in income taxes.........................................         831               529              66
        Accretion of discount...............................................       1,077             2,449           2,137
        Other, principal changes in timing of production....................        (807)             (421)         (2,213)
                                                                                 -------           -------         -------
        Standardized measure, end of year...................................     $ 9,946           $10,767         $24,494
                                                                                 =======           =======         =======


NOTE 12 -ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses consist of the following:

                                                                                                       September 30,
                                                                                               --------------------------
                                                                                                  1998              1997
                                                                                                  ----              ----
      Officer retention....................................................................     $   567           $1,032
      Employee related costs...............................................................          19               23
      Taxes, including payroll taxes.......................................................         353              127
      Other................................................................................         724               75
                                                                                                 ------           ------
                                                                                                 $1,663           $1,257
                                                                                                 ======           ======

NOTE 13 - ENVIRONMENTAL MATTERS

        In December 1995, IRLP sold the Indian Refinery to American Western. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified the Company with respect thereto. Subsequently American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The new owner is currently dismantling the Indian Refinery.

        During fiscal 1998, the Company was also informed that the United States Environmental Protection Agency ("EPA") has investigated offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 - $150,000, according to third parties. A recent decision by the U.S. Supreme Court has supported the Company's position. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        In September 1995, Powerine sold the Powerine Refinery to Kenyen. In January 1996, Powerine merged into a subsidiary of EMC and EMC assumed all environmental liabilities. In August 1998, EMC sold the Powerine Refinery to a third party which is seeking financing to restart the Powerine Refinery. In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's summons based upon lack of jurisdiction and the Company is no longer involved in the case.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party. Furthermore, the Company and two of its subsidiaries have been named as potentially responsible parties with respect to the Indian Refinery by the EPA.

        If funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named a party in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

NOTE 14- COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 1998:


                                                    Lease             Sublease
Year Ending September 30,                        Commitments           Rentals
-------------------------                        -----------          ---------

      1999..................................       $  281                $ 60
      2000..................................          313                  63
      2001..................................          313                  64
      2002..................................          284                  65
      2003..................................          249                  66
      Thereafter............................           34                  11
                                                   ------                ----
                                                   $1,474                $329
                                                   ======                ====

        Rent expense for the years ended September 30, 1998, 1997 and 1996 was $245, $200 and $236, respectively.

        Severance/Retention Obligations

        The Company and one of its subsidiaries have severance agreements with substantially all of their employees that provide for severance compensation in the event substantially all of the Company's or the subsidiary's assets are sold and the employees are terminated as a result of such sale. Such termination severance commitments aggregated $1,234 at September 30, 1998. No severance obligations are outstanding at September 30, 1998. In addition, in the case of four of its officers, such

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

severance agreements include retention clauses that provide that the officers will receive one year's compensation if they remained with the Company through June 1, 1998 - whether or not they are terminated. As of September 30, 1998 accrued retention obligations totaled $567.

        Letters of Credit

        At September 30, 1998, the Company had issued letters of credit of $218 for oil and gas drilling, operating and plugging bonds. The letters of credit are renewed semi-annually or annually.

        At September 30, 1998, the Company had also guaranteed up to $500 of gas purchase obligations of one of its subsidiaries. The guaranty expires May 31, 1999.

        Long Term Supply Commitments

        The Company has a long-term gas supply contract with MGNG. This contract requires the Company to purchase fixed gas volumes from MGNG at fixed prices. The Company anticipates that it will purchase all gas supplies needed for the Lone Star Contract, through its expiration, from MGNG. Aggregate future purchase commitments under this long-term supply commitment with MGNG are approximately as follows:

                                                              MMBTU's
                                                      (British Thermal Units)
                                                      -----------------------
Year Ending September 30,
-------------------------
        1999....................................              12,637
                                                              ======

        If MGNG fails to perform its obligations under this contract, there is no assurance that the Company's marketing subsidiary could fulfill its obligations under the Lone Star Contract in a manner which would permit the subsidiary to maintain its current profit margin on sales of natural gas.

        The Company also has a commitment to sell 7,356 MMbtu's of natural gas at a fixed price from June 1, 1996 to May 31, 1999 to MGNG. The Company anticipates supplying the gas from gas purchases on the spot market including gas purchased from MGNG. The Company's remaining obligations to sell natural gas to MGNG at September 30, 1998 are as follows:

                                                              MMBTU's
                                                      (British Thermal Units)
                                                      -----------------------
Year Ending September 30,
-------------------------
        1999....................................               1,632
                                                               =====

        At September 30, 1998, Castle Texas Production Limited Partnership ("Production"), a wholly-owned subsidiary limited partnership of the Company, had entered fixed price contracts to hedge all of the unhedged gas supply for both the Lone Star Contract and the gas supply contract with MGNG.

        At September 30, 1998, the market value of the hedges was $419. In addition, Production has also provided a hedging margin account deposit consisting of certificates of deposit, for $395.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        The notional dollar amounts and volumes related to fixed price swap contracts for natural gas were as follows:

                                                          September 30, 1998
                                                        -----------------------
                                                           $             MMbtu
                                                           -             -----

      Fixed price contracts to buy gas..............    $9,960           4,210
                                                        ======           =====
      Fixed price contracts to sell gas.............    $4,592           1,840
                                                        ======           =====

        Lone Star Contract

        The Company's natural gas marketing segment sells 88% of gas volumes it purchases to Lone Star. Sales to Lone Star by the natural gas marketing segment, including sales of gas volumes produced by one of the Company's exploration and production subsidiaries through May 31, 1997, aggregated $64,619, $63,118 and $62,140 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, approximately 12,451 MMbtu's remained to be sold to Lone Star. All of Lone Star's requirements are currently provided to the Company's natural gas marketing segment by MGNG. If MGNG were to fail to perform its supply obligations under a long-term gas supply agreement, there could be no assurance that the Company could fulfill its remaining gas sales obligations under the Lone Star Contract in a manner which would permit the Company to maintain its current profit margin on such sales.

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

        Effective June 30, 1998, the Company exercised its option to acquire Terrapin's accounting software and computer equipment for one dollar. The Company also hired virtually all Terrapin employees (see Note 19). As a result the Company now performs the accounting and land services in-house.

        Legal Proceedings

        Powerine Arbitration

        In June 1997, an arbitrator ruled in the Company's favor in an arbitration hearing concerning a contract dispute between MGNG and Powerine which had been assigned to the Company. In October 1997, the Company recovered $8,700 from the arbitration. The Company believes it is entitled to an additional $2,142 plus interest and its special legal counsel presented arguments to the arbitrator to recover this amount. On January 27, 1998, the arbitrator ruled against the Company. The Company is currently pursuing other measures to recover the $2,142 plus interest.

        SWAP Agreement - MGNG

        In January 1998, IRLP filed suit against MGR&M to collect $704 plus interest. The dispute concerns funds belonging to IRLP but received and held by MGR&M. In February 1998, MG contended that the $704 is not owed to IRLP and that it had liquidated MGR&M. Management and special counsel believe that IRLP has a strong breach of contract claim against MGR&M and that MG's counterclaims are not supported by the facts or Delaware law. Discovery related to the lawsuit is commencing. IRLP intends to file an amended complaint and pursue all other available legal remedies in the near future.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


        MGNG Litigation

        On May 4, 1998, a subsidiary of the Company filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. The Castle subsidiary seeks to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceed $750 before interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. The suit seeks indemnification from two of the Company's subsidiaries in the event the Company's subsidiary wins the lawsuit against MGNG and MGC. The MG entities have cited no basis for their claim of indemnification. The Company and special counsel believe that the Company's subsidiary is entitled to at least $750 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The Company intends to pursue this case using all legal remedies.

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

         After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A Pipeline Company and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs have apparently now limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership. No hearing has been held on the plaintiffs' request for class certification, however. After a lengthy period of inactivity the plaintiff's counsel has only recently sought to continue or settle the case. The case is still in its preliminary stages. No class has been certified and no trial date set.

         Based upon the revised pleadings, management of the Company initially determined that the possible exposure of the Company and its subsidiary limited partnerships for all gas sold to Lone Star in the past and in the future, were they to lose the case, was less than $3,000. However, the Company sold all of its Rusk County oil and gas properties to Union Pacific Resources Company ("UPRC") in May of 1997. The sale to UPRC effectively removed any possibility of exposure by the Company or its subsidiary limited partnerships to claims for additional royalties with respect to future production, thus reducing the exposure of the Company and its subsidiaries to less than $2,000 in actual damages if they were to lose the case on all points.

         EMC Litigation

         In August 1998, the Company obtained a judgement against EMC for $330 plus $57 interest. The judgement relates to EMC's failure to pay third parties it was obligated to pay and which the Company had to pay in its place. Subsequently, EMC had the judgement vacated. The Company's management believes it is entitled to the $330 plus $57 interest and that EMC simply is engaging in legal tactics to avoid paying the Company. Legal counsel retained by the Company is seeking to discover and attach EMC's assets and restore the judgement against EMC.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         Powerine Class Action Lawsuit

         In July 1996, Powerine was served with a suit concerning operations of the Powerine Refinery in the Superior Court of the State of California in Los Angeles, California. The suit claims the Powerine Refinery is a public nuisance, that it has released excessive toxic and noxious emissions and caused physical and emotional distress and property damage affecting residents living nearby. The Company was also named as a defendant in the suit. In March 1997, the Company was served with the lawsuit. In April 1997, the Company filed a notion to quash the plaintiffs' summons based upon the lack of jurisdiction. On May 2, 1997, the court granted the Company's motion. As a result, the Company is no longer a defendant in the Powerine Class Action Lawsuit.

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

NOTE 15 -- EMPLOYEE BENEFIT PLAN

         401-K PLAN

         On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 1998, 1997 and 1996, the Company's contributions to the Plan aggregated $23, $38 and $26, respectively.

        Post Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post retirement plans for employees.

NOTE 16 -- STOCKHOLDERS' EQUITY

         In fiscal 1997 and fiscal 1998, the Company's Board of Directors authorized the Company to purchase up to 4,250,000 of its outstanding shares of common stock on the open market. As of September 30 and November 20 , 1998, 3,862,917 shares had been repurchased at a cost of $53,807. The repurchased shares are held in treasury.

         On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.60 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. Quarterly dividends of $.15 per share have subsequently been paid.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

NOTE 17 -- STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 1998 are as follows (in whole units):

                                                                            Non-          Incentive
                                                            Incentive     Qualified         Plan           Other
                                               Warrants      Options       Options         Options        Options         Total
                                               --------     ---------     ---------       ---------       -------         -----
Outstanding-October 1, 1995................     22,500         2,500        67,500         543,834        135,000         771,334
Issued.....................................                                 10,000          15,000                         25,000
Expired....................................    (22,500)                                   (270,834)       (15,000)       (308,334)
Cancelled..................................                                                              (100,000)       (100,000)
                                               -------        ------       -------      ----------       --------        --------
Outstanding - September 30, 1996...........                    2,500        77,500         288,000         20,000         388,000
Issued.....................................                                                 57,000         20,000          77,000
Exercised..................................                   (2,500)      (67,500)        (35,000)                      (105,000)
Cancelled..................................                                (10,000)                                       (10,000)
Expired....................................                                               (147,500)       (15,000)       (162,500)
                                              -------         ------       -------       ---------       --------        --------
Outstanding at September 30, 1997..........                                                162,500         25,000         187,500
Issued.....................................                                                 55,000                         55,000
Exercised..................................                                                 (5,000)                        (5,000)
Repurchased................................                                                (17,500)        (5,000)        (22,500)
Expired....................................
                                             -------         -------       -------       ---------       --------        --------
Outstanding at September 30, 1998..........                                                195,000         20,000         215,000
                                             =======         =======       =======       =========       ========        ========

Exercisable at September 30, 1998..........                                                155,000         20,000         175,000
                                                                                         =========       ========        ========

Become exercisable during fiscal year ended:
       September 30, 1999..................                                                 40,000                         40,000
       September 30, 2000..................
       September 30, 2001..................
                                                                                         ---------       --------        --------
                                                                                            40,000                         40,000
                                                                                         =========       ========        ========

Reserved at September 30, 1998.............                                                562,500         20,000         582,500
                                             =======         =======       =======       =========       ========        ========
Reserved at September 30, 1997.............                                                562,500         25,000         587,500
                                             =======         =======       =======       =========       ========        ========
Reserved at September 30, 1996.............                    2,500        77,500         562,500         20,000         662,500
                                             =======         =======       =======       =========       ========        ========

Exercise prices at:
       September 30, 1998..................    N/A              N/A           N/A           $10.25-        $10.75-
                                                                                            $17.25         $11.375
       September 30, 1997..................    N/A              N/A           N/A           $ 8.44-        $11.00-
                                                                                            $14.25         $11.375
       September 30, 1996..................    N/A             $6.00         $6.00-         $ 8.44-        $11.00
                                                                             $8.00          $14.25

       Exercise Termination Dates..........    N/A              N/A           N/A         5/17/2003-      6/30/1999-      6/30/1999-
                                                                                          7/22/2008       4/23/2007       7/22/2008

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

        The Company applies Accounting Principles Board Opinion Number 25 in accounting for options and warrants and accordingly recognizes no compensation cost for its stock options and warrants for grants with an exercise price equal to the current fair market value. The following reflect the Company's pro-forma net income and net income per share had the Company determined compensation costs based upon fair market values of options and warrants at the grant date pursuant to SFAS 123 as well as the related disclosures required by SFAS 123.

        A summary of the Company's stock option and warrant activity from October 1, 1996 to September 30, 1998 is as follows:

                                                                                                                Weighted
                                                                                                                 Average
                                                   Warrants              Options             Total                Price
                                                   --------              -------             -----              --------
Balance outstanding - October 1, 1996......                              388,000            388,000                10.59
Issued.....................................                               77,000             77,000                10.78
Exercised..................................                             (105,000)          (105,000)                7.60
Cancelled..................................                              (10,000)           (10,000)                8.00
Expired....................................                             (162,500)          (162,500)               11.50
                                                   -------              --------           --------                -----
Outstanding - September 30, 1997...........                              187,500            187,500                11.69
Issued.....................................                               55,000             55,000                16.23
Exercised..................................                               (5,000)            (5,000)               12.65
Repurchased................................                              (22,500)           (22,500)               10.43
                                                   -------              --------           --------                -----
Outstanding - September 30, 1998...........                              215,000            215,000                12.96
                                                   =======              ========           ========                =====

        At September 30, 1998 exercise prices for outstanding options ranged from $10.25 to $17.25. The weighted average remaining contractual life of such options was seven years.

        The per share weighted average fair values of stock options issued during fiscal 1998 , fiscal 1997 and fiscal 1996 were $3.92, $2.84 and $2.19, respectively, on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield - 3.6% in 1998 and 4.3% in 1997 and 1996; risk free interest rate - 5.03% in 1998 and 5.81% in 1997 and 1996; expected life of 10 years and volatility factor of
 .24 in 1998 and .30 in 1997 and 1996.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

        Pro-forma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                                  Year Ending September 30,
                                                                         --------------------------------------------
                                                                          1998              1997              1996
                                                                          ----              ----              ----
Net income as reported..........................................          $14,056          $26,866           $25,074
Adjustment required by FAS 123..................................             (132)            (214)              (65)
                                                                          -------          -------           -------
Pro-forma net income............................................          $13,924          $26,652           $25,009
                                                                          =======          =======           =======
Pro-forma net income per share:
   Basic........................................................          $  3.67          $  4.62           $  3.74
                                                                          =======          =======           =======
   Diluted......................................................          $  3.63          $  4.60           $  3.72
                                                                          =======          =======           =======


NOTE 18-- INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                     September 30,
                                                                                  --------------------------------------------------
                                                                                        1998              1997             1996
                                                                                        ----              ----             ----
         Provision for (benefit of) income taxes:
            Current:
              Federal.......................................................            $  223           $   862          $   300
              State.........................................................                13                37               11
            Deferred:
              Federal.......................................................             1,653            13,506            4,462
              State.........................................................                47               362              128
            Adjustment to the valuation reserve for deferred taxes:
              Federal.......................................................              (712)           (9,824)         (15,712)
              State.........................................................               (20)             (280)            (448)
                                                                                        ------           -------         --------
                                                                                        $1,204           $ 4,663         ($11,259)
                                                                                        ======           =======         ========

         Deferred tax assets (liabilities) are comprised of the following at September 30, 1998 and 1997:

                                                                                                            September 30,
                                                                                                      --------------------------
                                                                                                        1998             1997
                                                                                                        ----             ----
         Operating loss and other tax carryforwards..........................................            $5,781          $8,962
         Depletion accounting................................................................              (890)           (544)
         Amortization (gas contracts)........................................................               439           1,048
         Discontinued net refining operations................................................               543           1,057
         Other...............................................................................                            (2,950)
                                                                                                         ------          ------
                                                                                                          5,873           7,573
         Valuation allowance.................................................................            (3,108)         (3,840)
                                                                                                         ------          ------
                                                                                                         $2,765          $3,733
                                                                                                         ======          ======

         Deferred tax assets - current.......................................................            $2,765          $2,239
         Deferred tax assets - non-current...................................................                             1,494
                                                                                                         ------          ------
                                                                                                         $2,765          $3,733
                                                                                                         ======          ======

         In fiscal 1998, the Company reduced its valuation reserve to $3,108 based upon the decreased probability of additional losses related to discontinued refining operations. In fiscal 1997, the Company reduced its valuation reserve to $3,840 in anticipation of future taxable income from the Lone Star Contract.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)

         The Company has recorded a net deferred tax asset of $2,765 at September 30, 1998. Realization is dependent on generating sufficient taxable income through the remaining term of the Lone Star Contract. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                                    Year Ended September 30,
                                                                                            --------------------------------------
                                                                                             1998            1997           1996
                                                                                             ----            ----           ----
         Tax at statutory rate....................................................           $5,341        $11,035        $ 4,835
         State taxes, net of federal benefit......................................               26            315            138
         Reversal of tax estimates and contingencies..............................           (3,463)
         Adjustment related to statutory depletion................................                           4,312
         Changes in valuation allowance...........................................             (732)       (10,104)       (16,160)
         Other....................................................................               32           (895)           (72)
                                                                                             ------        -------        -------
                                                                                             $1,204        $ 4,663       ($11,259)
                                                                                             ======        =======        =======

         At September 30, 1998, the Company had the following tax carryforwards available:

                                                                                                               Federal Tax
                                                                                                      -----------------------------
                                                                                                                      Alternative
                                                                                                                        Minimum
                                                                                                        Regular           Tax
                                                                                                       ---------      ------------
        Net operating loss...................................................................           $ 6,109         $31,380
        Alternative minimum tax credits......................................................           $ 3,582             N/A
        Statutory depletion..................................................................           $12,632         $   315
        Investment tax credit................................................................           $    88             N/A

         The net operating loss and investment tax credit carryforwards expire from 1999 through 2008.

         On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss became subject to an annual limitation of $7,845. Such annual limitation, however, was increased by the amount of net built-in gain at the time of the change of ownership. Such net built-in gain aggregated $219,430. During the fiscal years ended September 30, 1998, 1997 and 1996 the Company used $10,295, $45,499 and $5,740, respectively, of its net operating loss carryforwards including $35,485 of built-in gains.

         The Company also has approximately $52,000 in individual state tax loss carryforwards available at September 30, 1998. Such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company's refining subsidiaries previously incurred refining losses and currently have no plans for future operations. As a result it is probable most of such state tax carryforwards will expire unused.

NOTE 19- RELATED PARTIES

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


         In conjunction with the sale of its partnership management business, the Company and one of its exploration and production subsidiaries entered into two management agreements with Terrapin to manage its exploration and production operations. The second agreement was amended in 1996 to include corporate accounting functions.

         In June 1997, the Company purchased one of the Terrapin management agreements in conjunction with the sale of the Company's Rusk County, Texas oil and gas properties to UPRC (see Note 14). The remaining contract with Terrapin was month to month.

         In September 1997, Terrapin granted the Company an option to acquire its accounting software and computer equipment. The option price was one dollar plus assumption of Terrapin's office and equipment rentals and employee obligations. Effective June 30, 1998, the Company exercised the option and hired most of Terrapin's employees.

         Management fees incurred to Terrapin for the years ended September 30, 1998, 1997 and 1996 aggregated $292, $561 and $613, respectively.

         Professional Fees

         A former member of the Board of Directors is also a partner in a law firm which currently serves as general counsel for the Company. Legal fees incurred by the Company to this firm during fiscal 1998, 1997 and 1996 were $114, $161, and $317, respectively. The partner in the law firm resigned as a director of the Company on October 6, 1995.

NOTE 20 - BUSINESS SEGMENTS

         As of September 30, 1995, the Company had disposed of its refining segment (see Note 3) and operated in only two business segments - natural gas marketing and transmission and exploration and production. In May 1997, the Company sold its pipeline (natural gas transmission) to a subsidiary of UPRC (see Note 4). As a result, the Company was no longer in the natural gas transmission segment but continues to operate in the natural gas marketing and exploration and production segments.



                                                                     Year Ended September 30, 1998
                                       ------------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                        Transmission      Production       (Discontinued)           Items          Consolidated
                                        ------------      ----------       --------------       -------------      ------------
Revenues...........................        $70,001         $  2,603                                                   $72,604
Operating income (loss)............         15,700              413                                ($ 3,081)           13,032
Identifiable assets................         62,424           49,724                                 (45,144)           67,004
Capital expenditures...............                           2,457                                                     2,457
Depreciation, depletion and
   amortization....................          9,462              423                                                     9,885


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)



                                                                     Year Ended September 30, 1997
                                        ---------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                        Transmission      Production       (Discontinued)           Items          Consolidated
                                        ------------      ----------       --------------       -------------      ------------
Revenues...........................       $68,029          $  7,113                                ($3,423)           $71,719
Operating income (loss)............        12,415             2,425                                 (3,370)            11,470
Identifiable assets................        41,667            48,666                                 (7,616)            82,717
Capital expenditures...............            59             1,544                                                     1,603
Depreciation, depletion and
   amortization....................        10,639             1,611                                                    12,250



                                                                     Year Ended September 30, 1996
                                        ---------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                        Transmission      Production       (Discontinued)           Items          Consolidated
                                        ------------      ----------       --------------       -------------      ------------
Revenues...........................     $63,789           $  9,224                               ($  4,318)         $  68,695
Operating income (loss)............      11,769              3,620                                  (3,499)            11,890
Identifiable assets................      58,368             27,281                                  15,581            101,230
Capital expenditures...............         140                 34                                       1                175
Depreciation, depletion and
   amortization....................      11,393              2,324                                     251             13,968


NOTE 21 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash and Cash Equivalents and Marketable Securities -- For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

       Hedges -- At September 30, 1998, the Company had hedged approximately 2,370 MMbtu of gas (net) that it expects to purchase to sell to Lone Star and MGNG. The book value of such hedges is zero. The fair market value of the natural gas commodity price swaps based upon the market value of the related fixed price hedge contracts, was $419 at September 30, 1998. (See Note 14.)

       Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First              Second             Third              Fourth
                                                          Quarter             Quarter           Quarter             Quarter
                                                       (December 31)        (March 31)         (June 30)        (September 30)
                                                       -------------        ----------         ---------        --------------
        Fiscal 1998:
          Revenues................................         $20,979            $18,504          $17,464               $15,657
          Operating income before interest and
             income taxes.........................           3,752              3,369            3,525                 2,386
          Net income..............................           2,822              2,542            6,864                 1,828
          Net income per share (diluted)..........         $   .60            $   .61          $  2.02               $   .60

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
              ("000's" Omitted Except Share and Per Share Amounts)


                                                           First              Second            Third              Fourth
                                                          Quarter             Quarter          Quarter             Quarter
                                                       (December 31)        (March 31)        (June 30)        (September 30)
                                                       -------------        ----------        ---------        --------------
        Fiscal 1997:
           Revenues................................        $20,625           $23,178          $15,265               $12,651
           Operating income before interest and
             income taxes..........................          3,508             4,901            2,030                 1,031
           Net income..............................          2,236             2,910           20,363*                1,357
           Net income per share (diluted)..........        $   .33           $   .50          $  3.72               $   .28

* Includes $19,667 non-recurring gain on sale of assets (see Note 4).

         The sums of the quarterly per share amounts for 1998 ($3.83) and for 1997 ($4.83) differ from the annual per share amounts of $3.66 in fiscal 1998 and $4.64 in fiscal 1997 primarily because the stock purchases made by the Company were not made in equal amounts and at corresponding times each quarter.

NOTE 23 - SUBSEQUENT EVENTS

         On October 1, 1998, the Company's Board of Directors declared a dividend of $.15 per common share outstanding.

         Subsequent to September 30, 1998, the Company repurchased 10,000 options from a former officer of the Company and several of its subsidiaries for $55.

         At November 20, 1998, the market value of the Company's marketable securities was $292.

                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheet of Castle Energy Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                              KPMG PEAT MARWICK LLP

Houston, Texas
December 9, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
CASTLE ENERGY CORPORATION


In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the year ended September 30, 1996 present fairly, in all material respects, the results of operations and cash flows of Castle Energy Corporation and its subsidiaries for the year ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Castle Energy Corporation for any period subsequent to September 30, 1996.


PRICE WATERHOUSE LLP

Philadelphia, PA
January 9, 1997

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's independent accountants for the fiscal year ended September 30, 1996 were the firm of Price Waterhouse LLP ("Price Waterhouse"). Price Waterhouse resigned as the Company's independent accountants on February 11, 1997. The reports of Price Waterhouse on the financial statements for the two prior fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the fiscal year ending September 30, 1996 and through February 11, 1997, there were no disagreements with Price Waterhouse on any matter of accounting practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse would have caused them to make reference thereto in their reports on the financial statements for such years. Price Waterhouse has furnished the Company with a letter stating that it agrees with the above statements in this paragraph.

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

   3.   Exhibits

   The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.


     Exhibit Number      Description of Document
     -------------       -----------------------
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




     Exhibit Number      Description of Document
     --------------      -----------------------
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

          10.119         Amended and Restated Loan Agreement, dated November 26, 1996, among Commercial National Bank in
                         Shreveport, As Agent, the Several Financial Institutions From Time to Time thereto, and Castle
                         Exploration Company, Inc.; Castle Texas Production Limited Partnership; Castle Texas Pipeline
                         Limited Partnership; and CEC Gas Marketing Limited Partnership, as Borrowers, Castle Pipeline
                         Company; CEC Marketing Company and Castle Production Company, as General Partners, and Castle
                         Energy Corporation (19

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

          10.124         Asset Purchase Agreement dated February 27, 1998 by and between Castle Energy Corporation and
                         Alexander Allen, Inc. (21)

          11.1           Statement re: Computation of Earnings Per Share

          21             List of subsidiaries of Registrant

          23.1           Consent of PricewaterhouseCoopers LLP

          23.2           Consent of Ryder Scott Company

          23.3           Consent of Huntley & Huntley

          23.4           Consent of KPMG Peat Marwick LLP

          27             Financial Data Schedule

   (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 1998.

----------------
**    The confidential portion of this document has been omitted and filed with the Securities and Exchange Commission
(3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1991
(8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(11) Incorporated by reference to the Registrant's Form 10-Q/A for the third quarter ended June 30, 1994
(12)  Incorporated by reference to the Registrant's Form 8-K, dated August 31,
      1994
(13) Incorporated by reference to the Registrant's Form 8-K, dated November 3, 1994
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994

(17) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1995
(18) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1995
(19) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended September 30, 1996
(20)  Incorporated by reference to the Registrant's Form 8-K dated May 30, 1997
(21) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTLE ENERGY CORPORATION


Date:    December 9, 1998                 By:/s/JOSEPH L. CASTLE II
                                             -----------------------------------
                                                 Joseph L. Castle II
                                                 Chairman of the Board
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/JOSEPH L. CASTLE II                   Chairman of the Board and Chief             December 3, 1998
---------------------------------        Executive Officer
   Joseph L. Castle II                   Director



/s/MARTIN R. HOFFMANN                    Director                                    December 3, 1998
--------------------------------
   Martin R. Hoffmann



/S/JOHN P. KELLER                        Director                                    December 3, 1998
--------------------------------
   John P. Keller



/s/RICHARD E. STAEDTLER                  Senior Vice President                       December 3, 1998
-------------------------------          Chief Financial Officer
   Richard E. Staedtler                  Chief Accounting Officer
                                         Director



/s/SIDNEY F. WENTZ                       Director                                   December 3, 1998
-------------------------------
   Sidney F. Wentz



                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS
                               (November 20, 1998)


JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Chairman & Chief Executive Officer          Chief Financial Officer and Chief
                                               Accounting Officer

MARTIN R. HOFFMANN                          SIDNEY F. WENTZ
   Of Counsel to Washington, D.C.           Chairman of The Robert Wood Johnson
     Office of Skadden, Arps, Slate,           Foundation
     Meagher & Flom

JOHN P. KELLER
President, Keller Group, Inc.




                               OPERATING OFFICERS

JOSEPH L. CASTLE II                         RICHARD E. STAEDTLER
Chief Executive Officer                     Chief Financial Officer
                                            Chief Accounting Officer

                                PRINCIPAL OFFICES


One Radnor Corporate Center                    531 Plymouth Road, Suite 525
Suite 250                                      Plymouth Meeting, PA  19462
100 Matsonford Road
Radnor, PA 19087

13760 Deerlick Creek Road                      61 McMurray Road, Suite 204
Tuscaloosa, Alabama 35406                      Pittsburgh, PA 15241-1633

                                     AGENTS

Counsel                                        Independent Reservoir Engineers

Duane, Morris & Heckscher LLP                  Huntley & Huntley, Inc.
One Liberty Place, 42nd Floor                  Corporate One II, Suite 100
Philadelphia, PA 19103-7396                    4075 Monroeville Blvd.
                                               Monroeville, PA 15146

Independent Accountants

KPMG Peat Marwick LLP
700 Louisiana, Floor 32
Houston, Texas 77002

Registrar and Transfer Agent

American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, New York 10005