Form 10-Q
period 1998-12-31
CASTLE ENERGY CORP
filed 1999-02-16
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended_________________________________________________

                         Commission file number: 0-10990


                            CASTLE ENERGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                        76-0035225
-------------------------------             ------------------------------------
(State or Other Jurisdiction of
 Incorporation or Organization)             (I.R.S. Employer Identification No.)


 One Radnor Corporate Center, Suite 250,
100 Matsonford Road, Radnor, Pennsylvania                   19087
-----------------------------------------                ----------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code     (610) 995-9400
                                                       --------------

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,940,729 shares of Common Stock, $.50 par value outstanding as of February 10, 1999.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                            Page #
                                                                                            ------
Part I.   Financial Information

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets - December 31, 1998
                   (Unaudited) and September 30, 1998........................................  1

                   Consolidated Statements of Operations - Three Months
                   Ended December 31, 1998 and 1997 (Unaudited)..............................  2

                   Consolidated Statements of Cash Flows - Three Months
                   Ended December 31, 1998 and 1997 (Unaudited)..............................  3

                   Consolidated Statements of Stockholders' Equity - Year
                   Ended September 30, 1998 and Three Months Ended
                   December 31, 1998 (Unaudited).............................................  4

                   Notes to the Consolidated Financial Statements (Unaudited)................  5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................... 11

Part II.  Other Information

          Item 1.  Legal Proceedings......................................................... 18

          Item 6.  Exhibits and Reports on Form 8-K.......................................... 18

Signature ................................................................................... 19


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                       December 31,    September 30,
                                                                                           1998             1998
                                                                                       ------------    -------------
                                     ASSETS                                             (Unaudited)
Current assets:
   Cash and cash equivalents...................................................           $40,447         $36,600
   Restricted cash.............................................................               912             613
   Accounts receivable..........................................................            8,717           8,381
   Marketable securities........................................................              471             471
   Prepaid transportation, net..................................................              664           1,123
   Prepaid expenses and other current assets....................................              281             293
   Prepaid gas purchases........................................................              852             852
   Deferred income taxes........................................................            1,431           2,765
   Note receivable - Penn Octane Corporation....................................            1,000           1,000
   Estimated realizable value of discontinued net refining assets...............            3,622           3,623
                                                                                          -------         -------

      Total current assets......................................................           58,397          55,721
Property, plant and equipment, net:
   Natural gas transmission.....................................................               61              62
   Furniture, fixtures and equipment............................................              301             307
Oil and gas properties, net (full cost method)..................................            4,720           4,600
Gas contracts, net..............................................................            3,918           6,285
Other assets....................................................................               29              29
                                                                                          -------         -------

      Total assets..............................................................          $67,426         $67,004
                                                                                          =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................          $ 7,181         $ 8,658
   Accrued expenses.............................................................            1,494           1,663
   Net refining liabilities retained............................................            5,129           5,129
                                                                                          -------         -------
      Total current liabilities.................................................           13,804          15,450
Other long-term liabilities.....................................................                1               1
                                                                                          -------         -------
      Total liabilities.........................................................           13,805          15,451
                                                                                          -------         -------
Commitments and contingencies
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00;
      10,000,000 shares authorized; no shares issued
   Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,803,646 issued at December 31, 1998 and September 30, 1998..............            3,402           3,402
Additional paid-in capital......................................................           67,122          67,122
Retained earnings...............................................................           36,904          34,836
                                                                                          -------         -------
                                                                                          107,428         105,360
Treasury stock at cost - 3,862,917 shares at December 31, 1998 and
   September 30, 1998...........................................................          (53,807)        (53,807)
                                                                                          -------         -------
      Total stockholders' equity................................................           53,621          51,553
                                                                                          -------         -------
      Total liabilities and stockholders' equity................................          $67,426         $67,004
                                                                                          =======         =======



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                  Three Months Ended December 31,
                                                                                ---------------------------------
                                                                                    1998                    1997
                                                                                    ----                    ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................       $   20,455             $   20,263
                                                                                ----------             ----------
                                                                                    20,455                 20,263
                                                                                ----------             ----------

    Exploration and production:
      Oil and gas sales..................................................              391                    658
      Well operations....................................................               90                     58
                                                                                ----------             ----------
                                                                                       481                    716
                                                                                ----------             ----------
                                                                                    20,936                 20,979
                                                                                ----------             ----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................           12,946                 13,086
      Transportation.....................................................              459                    460
      General and administrative.........................................               89                     26
      Amortization.......................................................            2,366                  2,365
                                                                                ----------             ----------
                                                                                    15,860                 15,937
                                                                                ----------             ----------
    Exploration and production:
      Oil and gas production.............................................              194                    165
      General and administrative.........................................              247                    222
      Depreciation, depletion and amortization...........................               67                    163
                                                                                ----------             ----------
                                                                                       508                    550
                                                                                ----------             ----------
    Corporate general and administrative expenses........................            1,113                    740
                                                                                ----------             ----------
                                                                                    17,481                 17,227
                                                                                ----------             ----------
Operating income.........................................................            3,455                  3,752


Other income:

      Interest income....................................................              467                    637
      Other income.......................................................                1                     21
                                                                                ----------             ----------
                                                                                       468                    658
                                                                                ----------             ----------
Net income before provision for income taxes.............................            3,923                  4,410
                                                                                ----------             ----------
Provision for income taxes:

      State..............................................................               39                     44
      Federal............................................................            1,373                  1,544
                                                                                ----------             ----------
                                                                                     1,412                  1,588
                                                                                ----------             ----------
Net income...............................................................            2,511                  2,822

Adjustments for comprehensive income.....................................
                                                                                ----------             ----------
Comprehensive income.....................................................       $    2,511             $    2,822
                                                                                ==========             ==========

Net income per share:

      Basic..............................................................       $      .85             $      .60
                                                                                ==========             ==========
      Diluted............................................................       $      .84             $      .59
                                                                                ==========             ==========

 Weighted average number of common and common equivalent shares outstanding:

      Basic..............................................................        2,940,729              4,715,546
                                                                                ==========             ==========
      Diluted............................................................        3,001,242              4,745,690
                                                                                ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                                Three Months Ended December 31,
                                                                                -------------------------------
                                                                                 1998                    1997
                                                                                 ----                    ----
Net cash flow provided by operating activities...........................       $ 4,505                $17,601
                                                                                -------                -------

Cash flows from investing activities:
  Investment in oil and gas properties...................................          (186)                  (762)
  Investment in note receivable - Penn Octane Corporation................                               (1,000)
  Investment in furniture, fixtures and equipment........................           (29)
                                                                                -------                -------
      Net cash (used in) investing activities............................          (215)                (1,762)
                                                                                -------                -------

Cash flows from financing activities:
  Dividends paid to stockholders.........................................          (443)                  (707)
  Proceeds from exercise of stock options................................                                   20
                                                                                -------                -------
      Net cash (used in) financing activities............................          (443)                  (687)
                                                                                -------                -------
Net increase (decrease) in cash and cash equivalents.....................         3,847                 15,152
Cash and cash equivalents - beginning of period..........................        36,600                 36,338
                                                                                -------                -------
Cash and cash equivalents - end of period................................       $40,447                $51,490
                                                                                =======                =======

Supplemental disclosures of cash flow information are as follows:
  Cash paid during the period:
      Interest...........................................................            --                     --
                                                                                =======                =======
      Income taxes.......................................................            --                $     4
                                                                                =======                =======



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)




                                               Common Stock          Additional                     Treasury Stock
                                          ---------------------       Paid-In      Retained     ----------------------
                                            Shares       Amount       Capital      Earnings       Shares       Amount        Total
                                          ---------     -------      ----------    --------     ---------     --------      -------
Balance - October 1, 1997.............    6,798,646      $3,399       $67,061      $22,468      2,085,100     ($25,163)     $67,765
Stock acquired........................                                                          1,777,817      (28,644)     (28,644)
Options exercised.....................        5,000           3            61                                                    64
Dividends.............................                                              (1,688)                                  (1,688)
Net income............................                                              14,056                                   14,056
                                          ---------      ------       -------      -------      ---------     --------      -------
Balance - September 30, 1998..........    6,803,646       3,402        67,122       34,836      3,862,917      (53,807)      51,553
Dividends.............................                                                (443)                                    (443)
Net income............................                                               2,511                                    2,511
                                          ---------      ------       -------      -------      ---------     --------      -------
Balance - December 31, 1998...........    6,803,646      $3,402       $67,122      $36,904      3,862,917     ($53,807)     $53,621
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 1998 and 1997 and for a fair statement of financial position at December 31, 1998.

Note 2 - September 30, 1998 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1998 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, Powerine Oil Company ("Powerine"), one of the Company's refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995 although they may impact the Company's future operations.

Note 4 - Contingencies/Litigation

        Contingent Environmental Liabilities - Refining

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing. Between September 29, 1995 and December 12, 1995 both of the refineries owned by the Company's refining subsidiaries were sold to outside parties. In each case the purchaser assumed all environmental liabilities. Furthermore, on January 16, 1996, Powerine, the subsidiary that previously owned the Powerine Refinery, was effectively acquired by Energy Merchant Corp. ("EMC"), an unrelated party.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. Powerine previously owned the Powerine Refinery, which is in Santa Fe Springs, California. In April of 1997, the court granted the Company's motion to quash the plaintiff's complaint based upon lack of jurisdiction and the Company is no longer involved in the case.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. The Indian Refinery, located in Lawrenceville, Illinois, was previously operated by Indian Refinery I Limited Partnership ("IRLP"), now an inactive subsidiary of the Company. Neither the Company nor IRLP was named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its subsidiaries, including IRLP, as potentially responsible parties for the expected overall clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for approximately 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A recent decision by the U.S. Supreme Court, however, supports the Company's position.

        As of November 20, 1998, neither of the refineries had restarted. The Powerine Refinery was recently sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that Refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, purchaser of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. The current owner of the Powerine Refinery is still seeking financing to restart that refinery. Furthermore, the Company and two of its subsidiaries have been named as

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


potentially responsible parties for the remediation of the Indian Refinery by the U.S. Environmental Protection Agency.

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

        The Company does not believe it is liable for any of its subsidiaries' clean-up costs. A recent decision of the U.S. Supreme Court favors the Company's position. If the Company is sued for contingent environmental liabilities, it intends to vigorously defend itself in such regard but the Company cannot predict the ultimate outcome of these matters.

Litigation

         There have been no material litigation developments since that reported in Item No. 3 of the Company's Form 10-K for the year ended September 30, 1998. Reference should be made to that document.

Note 5 - New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. The total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 is effective for both interim and annual periods for companies having fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 effective October 1, 1998 but SFAS130 has not yet impacted the Company's financial disclosures.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)



         In June 1997, FASB issued Statement of Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for companies having fiscal years beginning after December 15, 1997. The Company adopted SFAS No.131 effective October 1, 1998. The provisions of SFAS are not expected to materially change the Company's disclosures and reported financial information because the Company already presents required segment information in its consolidated statements of operations.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

         As a result of hedging transactions, the cost of gas purchased increased $144 for the quarter ended December 31, 1998 and decreased $209 for the quarter ended December 31, 1997.

Note 7 - Information Concerning Reportable Segments

         During the three month periods ended December 31, 1998 and December 31, 1997, the Company operated in two business segments: oil and gas exploration and production and natural gas marketing. The Company does not allocate interest income, interest expense or income tax expense to these segments. The operating profit (loss) achieved by each of the Company's segments was as follows:

         Three months ended December 31, 1998:


                                                                     Operating
              Segment                 Revenues       Expenses      Profit (Loss)
------------------------------        --------       --------      -------------
1. Oil and gas exploration and
     production                        $   481       ($   508)       ($   27)

2. Natural gas marketing                20,455        (15,860)         4,595
                                       -------        -------         -------
                                       $20,936       ($16,368)        $4,568
                                       =======        =======         ======

         Three months ended December 31, 1997:


                                                                     Operating
              Segment                 Revenues       Expenses          Profit
------------------------------        --------       --------      -------------
1. Oil and gas exploration and
     production                        $   716        $  (550)        $  166
2. Natural gas marketing                20,263        (15,937)         4,326
                                       -------        -------         ------
                                       $20,979       ($16,487)        $4,492
                                       =======        =======         ======

         The individual components of revenue and expenses for each segment are set forth in the attached "Consolidated Statements of Operations."

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


         Total assets applicable to each of the Company's two operating segments were as follows:


                                                  December 31,     September 30,
                                                      1998              1998
                                                  ------------     -------------

Oil and gas exploration and production..........    $48,460           $49,724
Natural gas marketing...........................     66,132            62,424
Corporate and intercompany adjustments..........    (47,166)          (45,144)
                                                    -------           -------
                                                    $67,426           $67,004
                                                    =======           =======

Note 8 - Penn Octane Note

         In October 1997, the Company invested $1,000 in a promissory note of Penn Octane Corporation ("Penn Octane"), a public company. The note bears interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In December 1998, Penn Octane assigned its interest in the bank judgement to the extent of the Company's note to the Company in return for an extension of the note until June 30, 1999. The Company also received 225,000 warrants to purchase the common stock of Penn Octane for one dollar and seventy-five cents per share as consideration for the extension. The bank owing the judgement has appealed it and such appeal may not be resolved for a year or more. As a result, there can be no assurance that the judgement will be upheld upon appeal or that the bank will ultimately pay the judgement won by Penn Octane to the Company. If the note is not repaid by its extended due date, the Company intends to reduce the Penn Octane note to its estimated realizable value, if any.

Note 9 - Subsequent Event

         In February 1999, an energy bank approved a $30,000 line of credit for the Company.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. As a result, management's discussion and analysis focuses primarily on the Company's continuing operations -- natural gas marketing and oil and gas exploration and production. All references herein to dollars are in thousands.

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

NATURAL GAS MARKETING

         Two of the Company's subsidiaries have entered into two long-term gas contracts. The first contract is with Lone Star Gas Company ("Lone Star") and requires the Company's subsidiary to deliver to Lone Star 45,000,000 cubic feet of natural gas per day ("Lone Star Contract"). The second contract is with MG Natural Gas Corp. ("MGNG") and requires another subsidiary of the Company to deliver approximately 6,400,000 cubic feet of natural gas per day ("MGNG Contract"). Both gas contracts expire May 31, 1999.

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing and transmission segment is as follows:

                                    Lone Star       MGNG         Other
                                     Contract     Contract     Contracts    Consolidated
                                    ---------     --------     ---------    ------------
Quarter Ended December 31, 1998

   Gas Sales                         $19,042       $1,236         $177         $20,455
   Gas purchases                     (11,231)      (1,386)        (329)        (12,946)
                                     -------       ------         ----         -------
   Gross margin                      $ 7,811      ($  150)       ($152)        $ 7,509
                                     =======       ======         ====         =======

Quarter Ended December 31, 1997:

   Gas Sales                         $19,013       $1,250                      $20,263
   Gas purchases                     (11,510)      (1,576)                     (13,086)
                                     -------       ------                      -------
   Gross margin                      $ 7,503      ($  326)                     $ 7,177
                                     =======       ======                      =======

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         Natural gas sales under the Lone Star Contract increased $29 or .2% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Under the Lone Star Contract the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes delivered to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first quarter of fiscal 1999 deliveries and sales to Lone Star exceeded by approximately 17% those which would have resulted if daily deliveries had been fixed and equal. Furthermore, the Company expects deliveries and sales to Lone Star for the period January 1, 1999 to May 31, 1999 to exceed by approximately 4% those which would result if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract decreased $279 or 2.4% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. For the quarter ended December 31, 1997 gas purchases comprised 60.5% of gas sales versus 59% of gas sales for the quarter ended December 31, 1998. From 1998 to 1999 the gross margin increased $308 or 4.1%. During the same periods the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) increased 1.5% from 39.5% for the quarter ended December 31, 1997 to 41% for the quarter ended December 31, 1998. The decrease in gas purchases as a percentage of gas sales and resulting increase in the gross margin percentage resulted primarily from decreased gas purchase costs applicable to gas supplies that the Company purchased at spot prices and which were not provided by the Company's fixed price gas supply contract with MGNG.

         MGNG Contract

         One of the Company's subsidiaries is a party to the MGNG Contract. Pursuant to the terms of this contract, the subsidiary is required to sell to MGNG 7,356,000 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the quarter ended December 31, 1998, the Company realized a negative gross margin of $150 versus a negative gross margin of $326 for the quarter ending December 31, 1997. The negative margins resulted because the spot (market) prices paid by the Company for gas, less hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The decrease in negative gross margins for the quarter ended December 31, 1998 resulted because the spot prices paid by the Company, net of hedging effects, were lower in fiscal 1999 than in fiscal 1998. The Company has hedged all of its remaining gas purchase requirements for this contract. As a result, the Company expects to realize a significant negative gross margin on this contract during its remaining term, January 1, 1999 to May 31, 1999.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         Other Contracts

         The $152 negative gross margin from other contracts for the quarter ended December 31, 1998 resulted because one of the Company's subsidiaries was required to sell excess deliveries to Lone Star at very low spot prices, whereas the Company's costs to acquire the required gas volumes were at significantly higher fixed prices. There were no similar contracts in effect during the quarter ended December 31, 1997. The effect of other contracts is not expected to be material in the future.

         General and Administrative

         General and administrative costs increased $63 from $26 for the three months ended December 31, 1997 to $89 for the three months ended December 31, 1998. The increase was attributable to increased legal costs and increased consulting fees for on-going gas marketing operations.

         Transportation

         Transportation expense decreased $1 from $460 for the three months ended December 31, 1997 to $459 for the three months ended December 31, 1998. Transportation expense is based upon and thus proportional to deliveries made to Lone Star and represents the amortization of a $3,000 prepaid transportation asset received by one of the Company's subsidiaries in the sale of the Castle Pipeline to Union Pacific Resources Company ("UPRC") in May 1997. Deliveries to Lone Star were approximately the same in each of the quarters ended December 31, 1998 and 1997.

EXPLORATION AND PRODUCTION

       Revenues

         Oil and Gas Sales

         Oil and gas sales decreased $267 or 40.6% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Approximately $154 of the decrease is due to decreased production. The remaining $113 is due to decreased prices received for oil and gas. Oil prices have been at or near record lows for much of the quarter ended December 31, 1998. Gas prices, although not as low as oil prices, have been approximately 23% lower during the quarter ended December 31, 1998 than during the quarter ended December 31, 1997. Although the Company is currently participating in a drilling joint venture and pursuing additional investments in drilling ventures and oil and gas property acquisitions, the Company may decide to curtail or reduce drilling given the current low spot prices for oil and gas.

         Well Operations

         Revenue from well operations increased $32 or 55.2% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase was caused by the non-recurring recovery of operating fees in 1999 that had been written off in prior years.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)




      Expenses

         Oil and Gas Production

         Oil and gas production expenses increased $29 or 17.6% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis.

         General and Administration

         General and administrative costs increased $25 or 11.3% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The increase was primarily attributable to increased employee salaries in fiscal 1999.

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization decreased $96 or 58.9% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The decrease is primarily attributable to decreased production.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

         Corporate general and administrative expenses increased $373 or 50.4% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Most of the increase was caused by increased consulting fees resulting from due diligence on possible acquisitions. Additional factors causing the increase are employee bonuses and increased legal costs.

OTHER INCOME (EXPENSE)

         Interest Income

         Interest income decreased $170 or 26.7% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The decrease is primarily attributable to a decrease in unrestricted cash. At December 31, 1998, the Company had $40,447 of unrestricted cash versus $51,490 of unrestricted cash a year earlier.

TAX PROVISION

         The tax provisions for each of the quarters ended December 31, 1998 and 1997 essentially represent the amortization of the Company's deferred tax assets at an effective rate of 36% of pre-tax book income. The Company expects to record a similar tax provision for future earnings through amortization of the deferred tax asset. At December 31, 1998 such deferred tax asset aggregated

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


$1,431. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

LIQUIDITY AND CAPITAL RESOURCES

         All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash receipts and expected cash obligations included below. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this section.

         During the quarter ended December 31, 1998, the Company generated $4,505 from operating activities. During the same period the Company invested $186 in oil and gas drilling and paid $443 in stockholder dividends. At December 31, 1998, the Company had $40,447 of unrestricted cash, $44,593 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

         a. Investments in Oil and Gas Properties and Energy Sector - the Company is currently pursuing several possible material investments in the energy sector. These possible investments include drilling ventures, the acquisition of oil and gas properties and oil and gas companies, as well as the acquisition of pipelines and gas marketing transactions. Although most of these possible investments involve domestic properties, some involve foreign properties. In addition, the Company still plans to drill up to 70 more wells over the next two to three years as part of its Appalachian drilling joint venture with another oil and gas operator, although the current low prices for gas may cause the Company to curtail such effort. Although the Company believes that the recent significant decreases in oil and gas prices increases the probability that the Company will conclude a transaction or several transactions on terms favorable to the Company, there can be no assurance that such will be the case. Several large oil and gas companies have significantly more resources than the Company and other parties may be willing to pay more than the Company for a given acquisition.

         b. Repurchase of Company Shares - as of February 10, 1999, the Company had repurchased 3,862,917 of its shares of common stock at a cost of $53,807. The Company's Board of Directors had previously authorized the repurchase of up to 4,250,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         An estimate of the Company's expected cash resources and obligations from January 1, 1999 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:



         Expected Cash Resources:                                                     ("000's" Omitted)
           Cash on hand - January 1, 1999......................................            $40,447
           Cash flow - gas marketing and remaining exploration and
            production operations.............................................              11,763
           Repayment of Penn Octane Corporation note...........................              1,000
           Proceeds from SWAP litigation - IRLP................................                704
           Proceeds from American Western note.................................                800
           Interest............................................................              1,763
           Proceeds from MGNG Contract litigation..............................                750
                                                                                           -------
                                                                                            57,227
                                                                                           -------
         Expected Cash Obligations:
           New drilling........................................................              1,601
           Quarterly dividends paid in January 1999............................                441
           Quarterly dividends (based on outstanding shares at February 10,
             1999 to be paid in April and July 1999)...........................                882
           Assumed IRLP payment of vendors and funding of
            environmental reserves.............................................              1,550
           Legal defense costs - environmental litigation......................                200
                                                                                           -------
                                                                                             4,674
                                                                                           -------
         Excess of Expected Cash Resources Over Expected Cash
           Obligations.........................................................            $52,553
                                                                                           =======

         The foregoing estimates assume that the Company's operations and expected cash flow will not be affected by any of the risk factors listed below:

         a. Contingent environmental liabilities

         b. Vendor liabilities of the Company's inactive refining subsidiaries

         c. Litigation

         d. Credit risk - Lone Star

         e. Supply risk - MGNG

         f. Price risk - gas supply

         g. Gas contract litigation - Lone Star and/or MGNG

         h. Public market for Company's stock

         i. Future of the Company

         j. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         The Company has recently completed a study of the Year 2000 issue and related risks. As a result of the study, the Company has replaced its oil and gas and general ledger software with new software which is Year 2000 compliant. The Company expects the cost to approximate $100. At December 31, 1998, $90 had been incurred. The Company commenced using the new software in the first quarter of fiscal 1999. The Company has also made inquiries to outside parties who process transactions of the Company, e.g., payroll, commercial banks, transfer agent, reserve engineers, etc. While some outside parties have confirmed they are Year 2000 compliant, others have not done so to the Company's satisfaction. The Company is continuing to pursue the vendors whose responses appear to provide insufficient assurance.

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

         Readers should refer to the Management Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1998 for a description of the aforementioned risk factors.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1998. Also see Note 4 to the December 31, 1998 financial statements included in
Part I.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:
              Exhibit 10.125 -  Rollover and Assignment Agreement, dated
                                December 1, 1998 between Penn Octane Corporation and Certain Lenders, including Castle Energy Corporation
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

       Date: February 12, 1999                        CASTLE ENERGY CORPORATION



                                                      /s/Richard E. Staedtler
                                                      --------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer