Form 10-Q
period 1999-03-31
CASTLE ENERGY CORP
filed 1999-05-17
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               ----------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended_________________________________________

                      Commission file number:    0-10990
                                             --------------

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


              One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania 19087
-------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                                 (Zip Code)


Registrant's Telephone Number, Including Area Code         (610) 995-9400
                                                  ------------------------------

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No__ .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,601,029 shares of Common Stock, $.50 par value outstanding as of April 30, 1999.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                          Page #
                                                                                          ------
Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - March 31, 1999 (Unaudited)
                          and September 30, 1998...............................................1

                          Consolidated Statements of Operations - Three Months
                          Ended March 31, 1999 and 1998 (Unaudited)............................2

                          Consolidated Statements of Operations - Six Months Ended
                          March 31, 1999 and 1998 (Unaudited)..................................3

                          Consolidated Statements of Cash Flows - Six Months Ended
                          March 31, 1999 and 1998 (Unaudited)..................................4

                          Consolidated Statements of Stockholders' Equity - Year
                          Ended September 30, 1998 and Six Months Ended March
                          31, 1999 (Unaudited).................................................5

                          Notes to the Consolidated Financial Statements (Unaudited)...........6

                 Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................15

                 Item 3. Qualitative and Quantitative Disclosures About Market Risk............25

Part II.     Other Information

             Item 1.      Legal Proceedings....................................................26

             Item 6.      Exhibits and Reports on Form 8-K.....................................26

Signature    ..................................................................................27



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                         March 31,        September 30,
                                                                                           1999                1998
                                                                                       -----------          ----------
                                    ASSETS                                             (Unaudited)
Current assets:
    Cash and cash equivalents.................................................           $ 43,845             $ 36,600
    Restricted cash...........................................................                924                  613
    Accounts receivable.......................................................              7,964                8,381
    Marketable securities - Penn Octane Corporation...........................                575                  471
    Prepaid transportation, net...............................................                171                1,123
    Prepaid expenses and other current assets.................................                204                  293
    Prepaid gas purchases.....................................................                                     852
    Deferred income taxes.....................................................                                   2,765
    Note receivable - Penn Octane Corporation.................................                100                1,000
    Estimated realizable value of discontinued net refining assets............              3,495                3,623
                                                                                         --------             --------
      Total current assets....................................................             57,278               55,721
Property, plant and equipment, net:
    Natural gas transmission..................................................                 75                   62
    Furniture, fixtures and equipment.........................................                265                  307
Oil and gas properties, net (full cost method)................................              4,752                4,600
Gas contracts, net............................................................              1,480                6,285
Investment in Penn Octane Corporation preferred stock.........................                477
Other assets..................................................................                 17                   29
                                                                                         --------             --------
    Total assets..............................................................           $ 64,344             $ 67,004
                                                                                         ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..........................................................           $    401
    Accounts payable..........................................................              6,051             $  8,658
    Accrued expenses..........................................................                825                1,663
    Net refining liabilities retained.........................................              5,900                5,129
                                                                                         --------             --------
      Total current liabilities...............................................             13,177               15,450
Other long-term liabilities...................................................                  1                    1
                                                                                         --------             --------
      Total liabilities.......................................................             13,178               15,451
                                                                                         --------             --------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      6,803,646 shares issued at March 31, 1999 and September 30, 1998........              3,402                3,402
    Additional paid-in capital................................................             67,122               67,122
    Retained earnings.........................................................             40,001               34,836
                                                                                         --------             --------
                                                                                          110,525              105,360
    Treasury stock at cost - 4,202,617 shares at March 31, 1999 and
      3,862,917 shares at September 30, 1998..................................            (59,359)             (53,807)
                                                                                         --------             --------
      Total stockholders' equity .............................................             51,166               51,553
                                                                                         --------             --------
      Total liabilities and stockholders' equity..............................            $64,344             $ 67,004
                                                                                         ========             ========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                       1999                    1998
                                                                                   ------------            -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................          $     21,697            $    17,885
                                                                                   ------------            -----------
                                                                                         21,697                 17,885
                                                                                   ------------            -----------
    Exploration and production:
      Oil and gas sales .................................................                   581                    562
      Well operations ...................................................                    87                     57
                                                                                   ------------            -----------
                                                                                            668                    619
                                                                                   ------------            -----------
                                                                                         22,365                 18,504
                                                                                   ------------            -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases .....................................................                13,318                 11,113
      Transportation ....................................................                   494                    400
      Operating costs (recovery) ........................................                                          (16)
      General and administrative ........................................                    67                     12
      Depreciation and amortization .....................................                 2,365                  2,366
                                                                                   ------------            -----------
                                                                                         16,244                 13,875
                                                                                   ------------            -----------
    Exploration and production:
      Oil and gas production ............................................                   287                    183
      General and administrative ........................................                   149                     85
      Depreciation, depletion and amortization ..........................                    82                    164
                                                                                   ------------            -----------
                                                                                            518                    432
                                                                                   ------------            -----------
Corporate general and administrative expenses............................                   778                    828
                                                                                   ------------            -----------
                                                                                         17,540                 15,135
                                                                                   ------------            -----------
Operating income.........................................................                 4,825                  3,369
                                                                                   ------------            -----------
Other income:
  Interest income........................................................                   478                    594
  Other income...........................................................                    33                      8
                                                                                   ------------            -----------
                                                                                            511                    602
                                                                                   ------------            -----------
Net income before provision for income taxes.............................                 5,336                  3,971
                                                                                   ------------            -----------
Provision for income taxes:
  State..................................................................                    39                     40
  Federal................................................................                 1,359                  1,389
                                                                                   ------------            -----------
                                                                                          1,398                  1,429
                                                                                   ------------            -----------
Net income...............................................................                 3,938                  2,542

Adjustments for comprehensive income.....................................
                                                                                   ------------           ------------
Comprehensive income.....................................................          $      3,938           $      2,542
                                                                                   ============           ============
Net income per share:
  Basic..................................................................          $       1.39           $        .61
                                                                                   ============           ============
  Diluted................................................................          $       1.37           $        .61
                                                                                   ============           ============
Weightedaverage number of common and potential dilutive common shares outstanding:
  Basic..................................................................             2,828,233              4,144,129
                                                                                   ============           ============
  Diluted................................................................             2,871,967              4,181,244
                                                                                   ============           ============

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                         Six Months Ended March 31,
                                                                                     ---------------------------------
                                                                                       1999                    1998
                                                                                     ----------            -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................            $   42,152            $    38,148
                                                                                     ----------            -----------
                                                                                         42,152                 38,148
                                                                                     ----------            -----------
    Exploration and production:
      Oil and gas sales..................................................                   972                  1,220
      Well operations....................................................                   177                    115
                                                                                     ----------            -----------
                                                                                          1,149                  1,335
                                                                                     ----------            -----------
                                                                                         43,301                 39,483
                                                                                     ----------            -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                26,264                 24,199
      Transportation.....................................................                   953                    860
      Operating costs....................................................                                          (16)
      General and administrative.........................................                   156                     38
      Depreciation and amortization......................................                 4,731                  4,731
                                                                                     ----------            -----------
                                                                                         32,104                 29,812
                                                                                     ----------            -----------
    Exploration and production:
      Oil and gas production.............................................                   481                    348
      General and administrative.........................................                   396                    307
      Depreciation, depletion and amortization...........................                   149                    327
                                                                                     ----------            -----------
                                                                                          1,026                    982
                                                                                     ----------            -----------
    Corporate general and administrative expenses........................                 1,891                  1,568
                                                                                     ----------            -----------
                                                                                         35,021                 32,362
                                                                                     ----------            -----------
Operating income.........................................................                 8,280                  7,121
                                                                                     ----------            -----------
Other income:
  Interest income........................................................                   945                  1,231
  Other income...........................................................                    34                     29
                                                                                     ----------            -----------
                                                                                            979                  1,260
                                                                                     ----------            -----------
Net income before provision for income taxes.............................                 9,259                  8,381
                                                                                     ----------            -----------
Provision for income taxes:
  State..................................................................                    78                     84
  Federal................................................................                 2,732                  2,933
                                                                                     ----------            -----------
                                                                                          2,810                  3,017
                                                                                     ----------            -----------
Net income...............................................................                 6,449                  5,364

Adjustment for comprehensive income......................................

                                                                                     ----------            -----------
Comprehensive income.....................................................            $    6,449            $     5,364
                                                                                     ==========            ===========
Net income per share:
  Basic..................................................................            $     2.24            $      1.21
                                                                                     ==========            ===========
  Diluted................................................................            $     2.20            $      1.20
                                                                                     ==========            ===========
Weighted average number of common and potential dilutive common shares outstanding:
  Basic..................................................................             2,884,921              4,434,363
                                                                                     ==========            ===========
  Diluted................................................................             2,936,124              4,465,767
                                                                                     ==========            ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                                          Six Months Ended March 31,
                                                                                        ------------------------------
                                                                                         1999                   1998
                                                                                        -------                -------
Net cash flow provided by operating activities...........................               $13,994                $22,110
                                                                                        -------                -------
Cash flows from investing activities:
    Investment in pipelines..............................................                   (15)
    Investment in oil and gas properties.................................                  (301)                (1,209)
    Investment in note receivable - Penn Octane Corporation..............                                       (1,000)
                                                                                        -------                -------
         Net cash used in investing activities...........................                  (316)                (2,209)
                                                                                        -------                -------
Cash flows from financing activities:
   Dividends paid to stockholders........................................                  (881)                (1,414)
   Acquisition of treasury stock.........................................                (5,552)               (17,755)
   Proceeds from exercise of stock options...............................                                           20
                                                                                        -------                -------
         Net cash provided by (used in) financing activities.............                (6,433)               (19,149)
                                                                                        -------                -------
Net increase (decrease) in cash and cash equivalents.....................                 7,245                    752
Cash and cash equivalents - beginning of period..........................                36,600                 36,338
                                                                                        -------                -------
Cash and cash equivalents - end of period................................               $43,845                $37,090
                                                                                        =======                =======


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)

                                          Common Stock          Additional                       Treasury Stock
                                     ---------------------       Paid-In        Retained     -----------------------
                                       Shares       Amount       Capital        Earnings      Shares         Amount       Total
                                     ---------      ------      ----------      --------     ---------      --------    ---------
Balance - October 1, 1997........    6,798,646      $3,399      $67,061          $22,468    2,085,100       ($25,163)     $67,765
Stock acquired...................                                                           1,777,817        (28,644)     (28,644)
Options exercised................        5,000           3           61                                                        64
Dividends........................                                                 (1,688)                                  (1,688)
Net income.......................                                                 14,056                                   14,056
                                     ---------      ------      -------          -------    ---------        -------      -------
Balance - September 30, 1998.....    6,803,646       3,402       67,122           34,836    3,862,917        (53,807)      51,553
Stock acquired...................                                                             339,700         (5,552)      (5,552)
Dividends........................                                                 (1,284)                                  (1,284)
Net income.......................                                                  6,449                                    6,449
                                     ---------      ------      -------          -------    ---------        -------      -------
Balance - March 31, 1999.........    6,803,646      $3,402      $67,122          $40,001    4,202,617       ($59,359)     $51,166
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month and the six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three and six month periods ended March 31, 1999 and 1998 and for a fair statement of financial position at March 31, 1999 and September 30, 1998.

Note 2 - September 30, 1998 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1998 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, Powerine Oil Company ("Powerine"), one of the Company's refining subsidiaries, merged into a subsidiary of its purchaser and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995 although they may impact the Company's future operations.

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

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. The Indian Refinery, located in Lawrenceville, Illinois, was previously operated by Indian Refinery I Limited Partnership ("IRLP"), now an inactive subsidiary of the Company. Neither the Company nor IRLP was named with respect to these two actions at this time.

        In October 1998, the EPA named the Company and two of its subsidiaries, including IRLP, as potentially responsible parties for the expected overall clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for approximately 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A decision by the U.S. Supreme Court in June 1998, however, supports the Company's position.

        As of April 30, 1999, neither of the refineries had restarted. The Powerine Refinery has been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that Refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


the United States Bankruptcy Code and sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, purchaser of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. The current owner is dismantling it. The current owner of the Powerine Refinery is still seeking financing to restart that refinery. Furthermore, the Company and two of its subsidiaries have been named as potentially responsible parties for the remediation of the Indian Refinery by the EPA.

        If funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one or more of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company ultimately prevails in such a circumstance, should litigation involving the Company, IRLP or Powerine occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

Litigation

         Powerine Arbitration

         On October 14, 1997, MG paid the Company $8.7 million. The Company believed that it was entitled to an additional $2,142. Subsequently, the Company has recovered $900 in connection with the $2,142 sought.

         Rex Nichols et al Lawsuit

         In March of 1998, the Company, one of its subsidiaries and one of its officers were sued by two outside interest owners owning interests in several wells formerly operated by the Company's subsidiary until May 1997. The lawsuit was filed in the Fourth Judicial District at Rusk County, Texas.

         The lawsuit, as initially filed, sought unspecified net production revenues resulting from reversionary interests on several wells operated by the subsidiary. Management believes the Company's exposure on the matter, if any, is less than $50.

         Subsequently the plaintiffs expanded their petition claiming amounts due in excess of $250 based upon their interpretation of other provisions in the underlying oil and gas leases. The case is currently in discovery and no date has been set for a trial. Management believes that the plaintiffs additional claims are without merit and intends to vigorously defend its position.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



         SWAP Agreement

         In April of 1999, IRLP recovered $575 related to litigation against MG Natural Gas Inc. ("MGNG"), a subsidiary of Metallgesellschaft Corp. ("MG"). The book value of the recovery was $703. The difference between the book value and the amount recovered has been recorded as a reduction in the value of discontinued net refining assets since the recovery relates to IRLP's discontinued refining operations.

         Powerine/EMC/Litigation

         In July 1998, the Company sued Powerine and EMC to recover $330 plus interest. The amount sought represented amounts that Powerine or EMC were required to pay to the Company under the January 1996 purchase and sale agreement whereby Powerine merged into a subsidiary of EMC.

         In April 1999, the Company recovered $355 from Powerine/EMC. The recovery was recorded as a reduction in legal expense ($330) and interest income ($25) because the recovery represents reimbursement for Powerine's legal costs which were paid by the Company in 1996, plus $25 interest.

         Other

         There have been no material litigation developments since those reported in Item No. 4 of the Company's Form 10-Q for the period ended December 31, 1998 except as described above.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         In June 1997, FASB issued Statement of Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for companies having fiscal years beginning after December 15, 1997. The Company adopted SFAS No.131 effective October 1, 1998. The provisions of SFAS have not materially changed the Company's disclosures and reported financial information because the Company has presented the required segment information in its consolidated statements of operations for several years before SFAS131 was effective.

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

         As a result of hedging transactions, the cost of gas purchases increased $721 and $340 for the six month periods ended March 31, 1999 and 1998, respectively. For the quarters ended March 31, 1999 and 1998, the cost of gas purchases increased $577 and $141, respectively.

Note 7 - Information Concerning Reportable Segments

         During the six month periods ended March 31, 1999 and March 31, 1998, the Company operated in two business segments: oil and gas exploration and production and natural gas marketing. The Company does not allocate interest income, interest expense or income tax expense to these segments. The operating profit (loss) achieved by each of the Company's segments was as follows:

     Six months ended March 31, 1999:

                                                                                            Operating
                  Segment                         Revenues             Expenses            Profit (Loss)
     ---------------------------------            --------             --------            -------------
     1.    Oil and gas exploration and
              production                          $  1,149             ($ 1,026)              $   123
     2.    Natural gas marketing                    42,152              (32,104)               10,048
                                                  --------              -------               -------
                                                  $ 43,301             ($33,130)              $10,171
                                                  ========              =======               =======

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

     Six months ended March 31, 1998:

                                                                                            Operating
                  Segment                         Revenues             Expenses               Profit
     ---------------------------------            --------             --------            -------------
     1.    Oil and gas exploration and
              production                          $  1,335             ($   982)              $   353
     2.    Natural gas marketing                    38,148              (29,812)                8,336
                                                  --------              -------               -------
                                                  $ 39,483             ($30,794)              $ 8,689
                                                  ========              =======               =======

         Three months ended March 31, 1999:

                                                                                            Operating
                  Segment                         Revenues             Expenses            Profit (Loss)
     ---------------------------------            --------             --------            -------------
     1.    Oil and gas exploration and
              production                          $     668             ($   518)             $    150
     2.    Natural gas marketing                     21,697              (16,244)                5,453
                                                  ---------              -------              --------
                                                  $  22,365             ($16,762)               $5,603
                                                  =========              =======              ========

         Three months ended March 31, 1998:

                                                                                            Operating
                  Segment                         Revenues             Expenses               Profit
     ---------------------------------            --------             --------            -------------

     1.    Oil and gas exploration and
              production                          $     619             ($   432)             $   187
     2.    Natural gas marketing                     17,885              (13,875)               4,010
                                                  ---------              -------              -------
                                                  $  18,504             ($14,307)             $ 4,197
                                                  =========              =======              =======

         The individual components of revenue and expenses for each segment are set forth in the attached "Consolidated Statements of Operations."

Note 7 - Penn Octane Investment

         In October 1997, the Company invested $1,000 in a promissory note of Penn Octane Corporation ("Penn Octane"), a public company. The note bears interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In December 1998, Penn Octane assigned its interest in the bank judgement to the extent of the Company's note to the Company in return for an extension of the note until June 30, 1999. The Company also received 225,000 warrants to purchase the common stock of Penn Octane for one dollar and seventy-five cents per share as consideration for the extension. The bank owing the judgement has appealed it to the Texas Supreme Court and such appeal may not be resolved for a year or more.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



         In March 1999, the Company agreed to convert $900 of its $1,000 note to 90,000 shares of preferred stock of Penn Octane. The preferred shares provide dividends at 12% per annum which is to be paid semiannually. Interest is payable in cash or common stock at Penn Octane's election. The preferred shares are convertible into 360,000 common shares of Penn Octane. In addition, the Company received 50,000 shares of Penn Octane's common stock as consideration for entering into this transaction. The remaining $100 note continues to be due on June 30, 1999.

         At March 31, 1999, the Company recorded a $423 provision related to its $900 preferred stock investment in Penn Octane.

         At March 31, 1999, the Company owned 351,000 shares of Penn Octane common stock, 90,000 shares of preferred stock of Penn Octane and a $100 note from Penn Octane.

Note 8 - Subsequent Events

         Acquisition of AmBrit Energy Corp Asset

         On April 12, 1999, the Company entered into an agreement with AmBrit Energy Corp. ("AmBrit") to acquire all of AmBrit's oil and gas properties. The oil and gas assets purchased include producing properties in Alabama, Louisiana, Mississippi, Montana, New Mexico, Oklahoma and Texas as well as undrilled acreage in several of these states. The Company estimates the proved reserves acquired to be approximately 27.5 billion feet of cubic gas equivalent. The consideration to be paid is $22,000 of which ten percent was deposited upon execution of the related purchase and sale agreement with the balance to be funded at closing. The purchase price will be adjusted downwards to reflect profits between the effective date, January 1, 1999 and the closing date. The Company intends to fund the purchase using corporate cash. The purchase and sale agreement contains several customary conditions to closing, including approval by AmBrit's shareholders. The Company anticipates closing by June 1, 1999. There can, however, be no assurance that the transaction will be consummated.

         Investment in Drilling Joint Venture

         In May 1999, the Company signed a letter of intent with another exploration and production company to drill up to twelve exploratory wells in South Texas. The Company's commitment to the joint venture is $5,300 although most of this commitment will be released if initial drilling results are not as estimated. The Company anticipates that these exploratory wells will be drilled over the next year.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



         Investment in Romanian Concessions

         In April 1999, the Company purchased an option to acquire three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), by the Romanian government. The Company paid Costilla $65 for the option.

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

         The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and has included a discussion of risk factors related to Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussion and analysis below include forward-looking data that are based upon management's estimates, assumptions and projections. Important factors, such as the risk factors listed below, could cause results to differ materially from those expected by management.

NATURAL GAS MARKETING

         Two of the Company's subsidiaries have entered into two long-term gas contracts. The first contract is with Lone Star Gas Company ("Lone Star") and requires one of the Company's subsidiaries to deliver to Lone Star 45,000,000 cubic feet of natural gas per day ("Lone Star Contract"). The second contract is with MG Natural Gas Corp. ("MGNG") and requires another subsidiary of the Company to deliver approximately 6,400,000 cubic feet of natural gas per day ("MGNG Contract"). Both contracts expire May 31, 1999.

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing segment is as follows:

                                                                  Lone Star            MGNG
                                                                  Contract           Contract          Consolidated
                                                                  ---------          --------          ------------
Six Months Ended March 31, 1999

   Gas Sales...........................................            $39,707            $2,445               $42,152
   Gas purchases.......................................            (23,212)           (3,052)              (26,264)
                                                                   -------            ------              --------
   Gross margin........................................            $16,495           ($  607)              $15,888
                                                                   =======           =======               =======

Six Months Ended March 31, 1998

   Gas Sales...........................................            $35,690            $2,458               $38,148
   Gas purchases.......................................            (20,886)           (3,313)              (24,199)
                                                                   -------           -------               -------
   Gross margin........................................            $14,804            $ (855)              $13,949
                                                                   =======           =======               =======

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         Natural gas sales under the Lone Star Contract increased $4,017 or 11.3% from the first six months of fiscal 1998 to the first six months of fiscal 1999. Under the Lone Star Contract the price received for gas is essentially fixed through May 31, 1999. The variance in gas sales, therefore, is almost entirely attributable to the volumes of gas delivered. Although the volumes delivered to Lone Star annually are essentially fixed (the Lone Star Contract has a take-or-pay provision), the Lone Star Contract year is from February 1 to January 31 whereas the Company's fiscal year is from October 1 to September 30. Furthermore, although the volumes to be taken by Lone Star in a given contract year are fixed, there is no provision requiring fixed monthly or daily volumes and deliveries accordingly vary with Lone Star's seasonal and peak demands. Such variances have been significant. As a result, Lone Star deliveries, although fixed for a contract year, may be skewed and not proportional for the Company's fiscal periods.

         For the first six months of fiscal 1999 deliveries and sales to Lone Star exceeded by approximately 25% those which would have resulted if daily deliveries had been fixed and equal. The Company expects deliveries and sales to Lone Star for the period April 1, 1999 to May 31, 1999, the termination date of the Lone Star Contract, to be approximately 41% less than those which would result if daily deliveries were fixed and equal.

         Gas purchases for the Lone Star Contract increased $2,326 or 11.1% from the first six months of fiscal 1998 to the first six months of fiscal 1999. For each of the six month periods ended March 31, 1999 and 1998 gas purchases comprised 58.5% of gas sales. From 1998 to 1999 the gross margin increased $1,691 or 11.4%. For both periods being compared the gross margin percentage ((gas sales - gas purchases) as a percentage of gas sales) remained at 41.5%.

         One of the Company's subsidiaries is a party to the MGNG Contract. Pursuant to the terms of this contract, the subsidiary is required to sell to MGNG 7,356,000 MMBtu's (British thermal units) of natural gas at a fixed price ratably over the period from June 1, 1996 to May 31, 1999. The fixed price for the gas sold to MGNG is significantly less than the fixed price of gas sold to Lone Star. For the six months ended March 31, 1999, the Company realized a negative gross margin of $607 on this contract versus a negative gross margin of $855 for the six months ended March 31, 1998. The negative margins resulted because the spot (market) prices paid by the Company for gas, plus hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the contract. The Company has hedged all of its remaining gas purchase requirements for this contract. As a result, the Company expects to realize a negative gross margin on this contract during its remaining term, April 1, 1999 to May 31, 1999.

         Both the Lone Star Contract and the MGNG contract expire May 31, 1999. During the six months ended March 31, 1999, the operating income from these contracts was $10,048 or 121.4% of consolidated operating income. For the six months ended March 31, 1998, the operating income from these contracts was $8,336 or approximately 117.1% of consolidated operating income for the period. The Company does not anticipate replacing these contracts because it sold its pipeline assets to a subsidiary of Union Pacific Resources Company ("UPRC") in May 1997 and because it is unlikely that similar profitable long-term contracts can be negotiated since most gas purchasers buy gas on the spot market. As a result, once the two contracts end on May 31, 1999, the Company

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


anticipates that its future revenues, operating income and net income will be reduced. The Company intends to try to replace some or all of its operating income contribution of these contracts with operating income from additional exploration and production and other energy assets. In that respect, the Company has entered into an agreement to acquire the oil and gas assets of AmBrit Energy Corp., has entered into a drilling venture in South Texas and has an option to acquire a drilling concession participation in Romania (see Note 8). There can, however, be no assurance the Company will succeed in these efforts.

         General and Administrative

         General and administrative costs increased $118 from $38 for the six months ended March 31, 1998 to $156 for the six months ended March 31, 1999. The increase was attributable to increased legal costs and increased consulting fees for on-going gas marketing operations.

         Transportation

         Transportation expense increased $93 or 10.8% from $860 for the six months ended March 31, 1998 to $953 for the six months ended March 31, 1999. Transportation expense is based upon and thus proportional to deliveries made to Lone Star and represents the amortization of a $3,000 prepaid transportation asset received by one of the Company's subsidiaries in the sale of the Castle Pipeline to UPRC in May 1997. Deliveries to Lone Star were approximately 11% greater during the six months ended March 31, 1999 than during the six months ended March 31, 1998. Such expense will cease upon expiration of the Lone Star Contract on May 31, 1999.

EXPLORATION AND PRODUCTION

       Revenues

         Oil and Gas Sales

         Oil and gas sales decreased $248 or 20.3% from the first six months of fiscal 1998 to the first six months of fiscal 1999. Approximately half of the decrease is attributable to decreased production. The other half of the decrease is primarily due to decreased prices received for oil and gas. Until February 1999 oil prices have been at or near record lows. Gas prices, although not as low as oil prices, have been 20%-25% lower than in prior years.

         Recently oil prices increased dramatically (in excess of $18.00 per barrel) and gas prices also increased significantly. If such prices remain at their current levels, the Company's revenue from oil and gas sales is expected to increase despite depletion of oil and gas reserves. There can be no assurance, however, that oil and gas prices will remain at their recent levels.

         Well Operations

         Revenue from well operations increased $62 or 53.9% from the first six months of fiscal 1998 to the first six months of fiscal 1999. The increase was primarily caused by the non-recurring recovery of operating fees in 1999 that had been written off in prior years.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)



      Expenses

         Oil and Gas Production

         Oil and gas production expenses increased $133 or 38.2% from the first six months of fiscal 1998 to the first six months of fiscal 1999. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis. The Company expects that, although such oil and gas production expense will increase as a result of its new drilling and acquisition activities, such expenses will decline when compared to oil and gas sales given the lower production costs typically associated with new production. There can be no assurance, however, that such will be the case.

         General and Administration

         General and administrative costs increased $89 or 29% from the first six months of fiscal 1998 to the first six months of fiscal 1999. The increase was attributable to increased employee salaries, legal costs and consultant fees.

         Depreciation, Depletion and Amortization

         Depreciation, depletion and amortization decreased $178 or 54.4% from the first six months of fiscal 1998 to the first six months of fiscal 1999. The decrease is attributable to decreased production.

         As a result of the full cost accounting required to record the Company's sale of 84% of its proved reserves to UPRC in May 1997, the Company's cost per equivalent mcf produced thereafter is approximately $.37. Current acquisition costs for natural gas on the open market are significantly higher than this. As described in Note 8, the Company recently entered into an agreement to acquire the oil and gas assets of AmBrit Energy Corp. The anticipated closing date is June 1, 1999. The Company has also entered into a drilling venture to drill twelve wells in South Texas and has acquired an option to invest approximately $3,500 in a drilling concession in Romania. Accordingly, the Company expects that its oil and gas revenues and expenses will increase to the extent these planned transactions are consummated. Since the Company's natural gas marketing contracts expire May 31, 1999, the Company anticipates that all of its revenues and expenses thereafter will be derived from the aforementioned oil and gas exploration and production acquisitions, and the Company's own production. The Company may, however, decide to enter into another segment of the energy business.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

         Corporate general and administrative expenses increased $323 or 20.6% from the first six months of fiscal 1998 to the first six months of fiscal 1999. Most of the increase was caused by increased consulting fees applicable to due diligence on possible acquisitions. Additional factors causing the increase are employee bonuses and increased legal costs.

OTHER INCOME (EXPENSE)

         Interest Income

         Interest income decreased $286 or 23.2% from the first six months of fiscal 1998 to the first six months of fiscal 1999. The decrease is primarily attributable to a decrease in the average balance of unrestricted cash outstanding during the periods being compared. In addition, the interest rate applicable to the Company's investment has decreased almost one-half of one percent since March 31, 1998.

         Other Income (Expense)

         The composition of other income (expense) is as follows:


                                                      Six Months Ended March 31,
                                                          1999           1998
                                                      -----------     ----------

Write downs of preferred stock investment in
   Penn Octane........................................   ($423)
Market price adjustment - common stock of Penn
   Octane.............................................     104
Litigation recovery - EMC.............................     355
Miscellaneous.........................................      (2)          $29
                                                         -----           ---
                                                          $ 34           $29
                                                         =====           ===

       The write down of the Company's investment in Penn Octane stock is based upon the Company's calculation of the loss that would be incurred if the Company converted its shares of Penn Octane preferred stock and sold the resulting common shares at a discount to the market price given the volume of shares that would be sold (see Note 7).

       The market price adjustment relates to the Company's investment in Penn Octane common stock and is essentially a reversal of the market provision made at September 30, 1998 when the market value of the stock was less than the Company's cost.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)



TAX PROVISION

       The tax provision for the six months ended March 31, 1998 essentially represents the amortization of the Company's deferred tax assets at an effective rate of 36% of pre-tax income. The tax provision for the six months ended March 31, 1999 consists of three components:

         a. The realization of the remaining $2,765 deferred tax assets at an effective rate of 36% on $7,681 of pre-tax income.

         b. A tax provision of 2% on all pre-tax income in excess of $7,681. For the six months ended March 31, 1999, such excess pre-tax income was $1,578. The 2% rate represents alternative minimum Federal corporate taxes the Company must pay despite having tax carryforwards available to offset regular Federal corporate tax.

         c.     Other tax adjustments of $13.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

         All statements other than statements of historical fact contained in this report are forward- looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash receipts and expected cash obligations included below. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this section.

         During the six months ended March 31, 1999, the Company generated $13,994 from operating activities. During the same period the Company invested $301 in oil and gas drilling and paid $881 in stockholder dividends. At March 31, 1999, the Company had $43,845 of unrestricted cash, $44,101 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

         a. Investments in Oil and Gas Properties and Energy Sector - in addition to its drilling expectations for up to seventy additional wells in Appalachia (approximately $5,250), twelve exploratory wells in South Texas ($5,300), anticipated new drilling on the properties to be acquired from AmBrit ($5,300) and possibly several exploratory wells in Romania ($3,500), the Company is currently pursuing several other possible material investments in the energy sector. These possible investments include drilling ventures, the acquisition of oil and gas properties and oil and gas companies, as well as the acquisition of pipelines and gas marketing transactions. Although most of these possible investments involve domestic properties, some involve investments overseas. Although the Company believes it can conclude a transaction or several transactions on terms favorable to the Company, there can be no assurance that such will be the case. Oil and gas prices have recently increased significantly and many potential sellers may decide not to sell or may not be forced to sell by their lenders. In addition, several large oil and gas companies have significantly more resources than the Company and other parties may be willing to pay more than the Company for a given acquisition.

         b. Repurchase of Company Shares - as of April 30, 1999, the Company had repurchased 4,202,617 of its shares of common stock at a cost of $59,359. The Company's Board of Directors previously authorized the repurchase of up to 4,250,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares and/or to increase the repurchase authorization above 4,250,000 shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)



         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.60 per share annual dividend ($.15 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         An estimate of the Company's expected cash resources and obligations from April 1, 1999 to September 30, 1999, the fiscal year end during which the Lone Star Contract expires, is as follows:

Expected Cash Resources:                                                                     ("000's"
                                                                                             Omitted)
   Cash on hand - April 1, 1999..........................................................    $43,845
   Cash flow - remaining gas marketing and ongoing exploration and
       production operations.............................................................      3,200
   Cash flow - oil and gas operations to be acquired.....................................      2,400
   Repayment of Penn Octane Corporation note.............................................        100
   Proceeds from American Western note...................................................        800
   Interest..............................................................................        850
                                                                                             -------
                                                                                              51,195
                                                                                             -------
Expected Cash Obligations:

   Acquisition of oil and gas properties of AmBrit.......................................     19,500
   Drilling Ventures:
       Appalachia........................................................................        400
       South Texas.......................................................................      2,000
       Romania...........................................................................        500
   AmBrit properties - new drilling......................................................        500
   Quarterly dividends...................................................................        780
   Assumed IRLP payment of vendors and funding of
       environmental reserves............................................................        800
                                                                                             -------
                                                                                              24,480
                                                                                             -------
Excess of Expected Cash Resources Over Expected Cash Obligations.........................    $26,715
                                                                                             =======

         The foregoing estimates assume that the AmBrit Energy Corp. transaction is consummated, that drilling operations commence in the South Texas drilling venture and that the Romanian option is exercised and related concession operations proceed as planned. Obviously, such may not be the case. Completion of these transactions is dependent upon several risk factors, including those listed below.

         In addition to the foregoing, the Company anticipates additional drilling expenditures of as much as $15,650 for the period from October 1, 1999 to September 30, 2002 assuming all planned transactions are consummated. Such amounts are preliminary estimates only and the actual drilling costs spent during this period may vary materially from those estimated. The Company has also

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


assumed certain energy prices for its production. Factors affecting energy prices are beyond the control of the Company and actual prices will be different than the prices assumed by the Company.

         In the event that the Company decides to acquire additional energy assets but does not have sufficient corporate cash to do so, the Company intends to draw-down funds from its $30,000 line of credit with an energy bank. That line of credit is unused.

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

         d.   Credit risk - Lone Star

         e.   Supply risk - MGNG

         f.   Price risk - gas supply

         g.   Gas contract litigation - Lone Star and/or MGNG

         h.   Public market for Company's stock

         i.   Future of the Company

         j. Foreign operation risks. Since the Company may spend approximately $3,500 drilling a Romanian concession, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         k. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         The Company has recently completed a study of the Year 2000 issue and related risks. As a result of the study, the Company replaced its oil and gas and general ledger software with new software which is Year 2000 compliant. The Company expects the cost to approximate $100. At March 31, 1999, $90 had been incurred. The Company commenced using the new software in the first quarter of fiscal 1999. The Company has also made inquiries to outside parties who process transactions of the Company, e.g., payroll, commercial banks, transfer agent, reserve engineers, etc. While some outside parties have confirmed they are Year 2000 compliant, others have not done so to the Company's satisfaction. The Company is continuing to pursue the vendors whose responses appear to provide insufficient assurance.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         The most important systems operated by the Company are its revenue distributions, joint interest billing and general ledger. The Company replaced its software because the new systems are Year 2000 compliant. If a Year 2000 problem nevertheless occurred, the Company could process transactions for several months manually or using small computers but only with increased administrative costs. Nevertheless, in many cases, the Company is not the operator of a given well or purchaser of oil and gas production. In those cases the Company is dependent upon the operator and/or oil/gas purchaser for accurate volumetric, cost and sales information and for payments. Although the Company has made Year 2000 inquiries of such operators and purchasers and generally received satisfactory responses, there can be no assurance that such operators and purchasers will actually be Year 2000 compliant. If such is the case, the Company could find a major portion of its production revenue held in escrow until Year 2000 compliance was achieved or resulting litigation settled. The related legal cost and resulting administrative confusion could be substantial. The Company expects to make any necessary contingency plans in fiscal 1999 in the event of non-compliance of its systems, customers or suppliers.

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

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


Item III. Qualitative and Quantitative Disclosures about Market Risk

         One of the Company's subsidiaries has hedged all of the gas it must purchase for the remaining term of the Lone Star Contract and the contract with MGNG. The subsidiary used fixed price swaps to hedge such gas. The subsidiary purchases gas on the open market and pays the trading party if the market price is below the fixed price or is paid by the trading party if the market price exceeds the fixed price. The result is that the Company's subsidiary has essentially fixed the price of future gas purchases and is not subject to commodity price risk related to its gas marketing activities. The Company's gas marketing contracts expire May 31, 1999.

         See Note 6 to the Consolidated Financial Statements.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1998. Also see Note 4 to the March 31, 1999 financial statements included in
Part I.

Item 6.    Exhibits and Reports on Form 8-K

           (A) Exhibits:
                    Exhibit 10.126 -     Purchase and Sale Agreement by and
                                         between AmBrit Energy Corp. and Castle
                                         Exploration Company, Inc., effective
                                         January 1, 1999
                    Exhibit 10.127       Agreement to Exchange $.9 Million
                                         Secured Notes Into Senior Preferred
                                         Stock of Penn Octane Corporation dated
                                         March 3, 1999
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

       Date:  May 17, 1999                            CASTLE ENERGY CORPORATION



                                                      /s/Richard E. Staedtler
                                                      -----------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer