Form 10-Q
period 1999-06-30
CASTLE ENERGY CORP
filed 1999-08-19
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                                ------------------------------------------------

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

         Indicate by check T whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  x   No   .
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,579,329 shares of Common Stock, $.50 par value outstanding as of August 13, 1999.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                              Page #
                                                                                              ------
Part I.      Financial Information
             Item 1.    Financial Statements:

                        Consolidated Balance Sheets - June 30, 1999 (Unaudited)
                        and September 30, 1998 ................................................  1

                        Consolidated Statements of Operations - Three Months
                        Ended June 30, 1999 and 1998 (Unaudited) ..............................  2

                        Consolidated Statements of Operations - Nine Months
                        Ended June 30, 1999 and 1998 (Unaudited) ..............................  3

                        Consolidated Statements of Cash Flows - Nine Months
                        Ended June 30, 1999 and 1998 (Unaudited) ..............................  4

                        Consolidated Statements of Stockholders' Equity - Nine Months
                        Ended June 30, 1999 (Unaudited) and Year Ended September 30, 1998 .....  5

                        Notes to the Consolidated Financial Statements (Unaudited) ............  6

             Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations (Unaudited) ....................... 14

Part II.     Other Information

             Item 1.      Legal Proceedings ................................................... 24
             Item 4.      Submission of Matters to a Vote of Security Holders ................. 24
             Item 6.      Exhibits and Reports on Form 8-K .................................... 24

Signature ..................................................................................... 25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                  June 30,        September 30,
                                                                                    1999               1998
                                                                                 ---------          ---------
                                                                                 (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalent .............................................         $  28,310          $  36,600
  Restricted cash ......................................................             1,352                613
  Accounts receivable ..................................................             3,068              8,381
  Marketable securities - Penn Octane Corporation ......................             1,170                471
  Prepaid transportation, net ..........................................                                1,123
  Prepaid expenses and other current assets ............................               144                293
  Prepaid gas purchases ................................................                                  852
  Deferred income taxes ................................................                                2,765
  Note receivable - Penn Octane Corporation ............................               100              1,000
  Estimated realizable value of discontinued net refining assets .......             2,921              3,623
                                                                                 ---------          ---------
    Total current assets ...............................................            37,065             55,721
Property, plant and equipment, net:
  Natural gas transmission .............................................                59                 62
  Furniture, fixtures, equipment and software ..........................               311                307
Oil and gas properties, net (full cost method) .........................            25,536              4,600
Gas contracts, net .....................................................                                6,285
Investment in Penn Octane Corporation preferred stock ..................               477
Other assets ...........................................................                15                 29
                                                                                 ---------          ---------
    Total assets .......................................................         $  63,463          $  67,004
                                                                                 =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Dividend payable .....................................................         $     389
  Accounts payable .....................................................             5,740          $   8,658
  Accrued expenses .....................................................               678              1,663
  Net refining liabilities retained ....................................             5,325              5,129
                                                                                 ---------          ---------
    Total current liabilities ..........................................            12,132             15,450
Other long-term liabilities ............................................                                    1
                                                                                 ---------          ---------
    Total liabilities ..................................................            12,132             15,451
                                                                                 ---------          ---------
Commitments and contingencies
Stockholders' equity:
  Series B participating preferred stock; par value - $1.00;
    10,000,000 shares authorized; no shares issued
  Common stock; par value - $0.50; 25,000,000 shares authorized;
    6,828,646 issued at June 30, 1999 and 6,803,646 issued at September
    30, 1998 ...........................................................             3,414              3,402
Additional paid-in capital .............................................            67,365             67,122
Retained earnings ......................................................            40,504             34,836
                                                                                 ---------          ---------
                                                                                   111,283            105,360
Treasury stock at cost - 4,237,317 shares at June 30, 1999 and 3,862,917
shares at September 30, 1998 ...........................................           (59,952)           (53,807)
                                                                                 ---------          ---------
    Total stockholders' equity .........................................            51,331             51,553
                                                                                 ---------          ---------
    Total liabilities and stockholders' equity .........................         $  63,463          $  67,004
                                                                                 =========          =========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                 --------------------------------
                                                                     1999                 1998
                                                                 -----------          -----------
Revenues:
  Natural gas marketing:
    Gas sales ..........................................         $     7,950          $    16,766
                                                                 -----------          -----------
  Exploration and production:
    Oil and gas sales ..................................               1,599                  641
    Well operations ....................................                 119                   57
                                                                 -----------          -----------
                                                                       1,718                  698
                                                                 -----------          -----------
                                                                       9,668               17,464
                                                                 -----------          -----------
Expenses:
  Natural gas marketing:
    Gas purchases ......................................               4,838                9,859
    Transportation .....................................                 170                  343
    Operating costs ....................................                                       16
    General and administrative .........................                  60                   75
    Amortization .......................................               1,553                2,365
                                                                 -----------          -----------
                                                                       6,621               12,658
                                                                 -----------          -----------
  Exploration and production:
    Oil and gas production .............................                 741                  162
    General and administrative .........................                 259                  377
    Depreciation, depletion and amortization ...........                 691                  175
                                                                 -----------          -----------
                                                                       1,691                  714
                                                                 -----------          -----------
  Corporate general and administrative expenses ........               1,211                  567
                                                                 -----------          -----------
                                                                       9,523               13,939
                                                                 -----------          -----------
Operating income .......................................                 145                3,525
                                                                 -----------          -----------

Other income (expense):
  Interest income ......................................                 356                  514
  Other income (expense) ...............................                 404                   (2)
                                                                 -----------          -----------
                                                                         760                  512
                                                                 -----------          -----------
Income before provision for (benefit of) income taxes ..                 905                4,037
                                                                 -----------          -----------

Provision for (benefit of) income taxes:
  State ................................................                                      (79)
  Federal ..............................................                   5               (2,748)
                                                                 -----------          -----------
                                                                           5               (2,827)
                                                                 -----------          -----------
Net income .............................................         $       900          $     6,864
                                                                 ===========          ===========

Net income per share:
  Basic ................................................         $       .35          $      2.06
                                                                 ===========          ===========
  Diluted ..............................................         $       .34          $      2.02
                                                                 ===========          ===========

Dividend declared per share ............................         $       .15          $       .15
                                                                 ===========          ===========
Weighted average number of common and potential dilutive
  common shares outstanding:
  Basic ................................................           2,596,312            3,332,319
                                                                 ===========          ===========
  Diluted ..............................................           2,643,718            3,404,773
                                                                 ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                          Nine Months Ended June 30,
                                                                           1999               1998
                                                                        ----------         ----------
Revenues:
  Natural gas marketing:
    Gas sales .................................................         $   50,102         $   54,914
                                                                        ----------         ----------
  Exploration and production:
    Oil and gas sales .........................................              2,571              1,861
    Well operations ...........................................                296                172
                                                                        ----------         ----------
                                                                             2,867              2,033
                                                                        ----------         ----------
                                                                            52,969             56,947
                                                                        ----------         ----------
Expenses:
  Natural gas marketing:
    Gas purchases .............................................             31,102             34,058
    Transportation ............................................              1,123              1,203
    Operating costs
    General and administrative ................................                216                113
    Amortization ..............................................              6,284              7,096
                                                                        ----------         ----------
                                                                            38,725             42,470
                                                                        ----------         ----------
Exploration and production:
    Oil and gas production ....................................              1,222                510
    General and administrative ................................                655                684
    Depreciation, depletion and amortization ..................                840                502
                                                                        ----------         ----------
                                                                             2,717              1,696
                                                                        ----------         ----------
  Corporate general and administrative expenses ...............              3,102              2,135
                                                                        ----------         ----------
                                                                            44,544             46,301
                                                                        ----------         ----------
Operating income ..............................................              8,425             10,646
                                                                        ----------         ----------
Other income (expense):
  Interest income .............................................              1,301              1,745
  Other income (expense) ......................................                438                 27
                                                                        ----------         ----------
                                                                             1,739              1,772
                                                                        ----------         ----------
Income before provision for income taxes ......................             10,164             12,418
                                                                        ----------         ----------
Provision for income taxes:
  State .......................................................                 78                  5
  Federal .....................................................              2,737                185
                                                                        ----------         ----------
                                                                             2,815                190
                                                                        ----------         ----------
Net income ....................................................         $    7,349         $   12,228
                                                                        ==========         ==========
Net income per share:
  Basic .......................................................         $     2.63         $     3.01
                                                                        ==========         ==========
  Diluted .....................................................         $     2.59         $     2.98
                                                                        ==========         ==========

Dividends declared per share ..................................         $      .60         $      .45
                                                                        ==========         ==========
Weighted average number of common and potential dilutive common shares outstanding:
  Basic .......................................................          2,789,172          4,066,103
                                                                        ==========         ==========
  Diluted .....................................................          2,838,797          4,109,843
                                                                        ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                     Nine Months Ended June 30,
                                                                     --------------------------
                                                                        1999             1998
                                                                     --------          --------

Net cash flow provided by operating activities .............         $ 20,616          $ 33,947
                                                                     --------          --------

Net cash flows used in investing activities:
   Investment in furniture, fixtures, equipment and software             (113)
   Investment in pipelines .................................                                (47)
   Investment in oil and gas properties ....................          (21,620)           (1,585)
   Investment in note receivable - Penn Octane Corporation .                             (1,000)
                                                                     --------          --------
                                                                      (21,733)           (2,632)
                                                                     --------          --------
Net cash flows used in financing activities:
   Dividends paid to stockholders ..........................           (1,283)           (1,942)
   Acquisition of treasury stock ...........................           (6,145)          (27,392)
   Proceeds from exercise of stock options .................              255                64
                                                                     --------          --------
                                                                       (7,173)          (29,270)
                                                                     --------          --------
Net increase in cash and cash equivalents ..................           (8,290)            2,045
Cash and cash equivalents - beginning of period ............           36,600            36,338
                                                                     --------          --------
Cash and cash equivalents - end of period ..................         $ 28,310          $ 38,383
                                                                     ========          ========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     ("000's" Omitted Except Share Amounts)

                                             Common Stock         Additional                      Treasury Stock
                                       -----------------------      Paid-In      Retained     ----------------------      Total
                                         Shares        Amount       Capital      Earnings      Shares       Amount        Amount
                                       ---------    ----------    ----------    ----------    ---------   ----------    ----------
Balance - October 1, 1997 .........    6,798,646    $    3,399    $   67,061    $   22,468    2,085,100   ($  25,163)   $   67,765
Stock acquired ....................                                                           1,777,817      (28,644)      (28,644)
Options exercised .................        5,000             3            61                                                    64
Dividends .........................                                                 (1,688)                                 (1,688)
Net income ........................                                                 14,056                                  14,056
                                       ---------    ----------    ----------    ----------    ---------   ----------    ----------
Balance - September 30, 1998 ......    6,803,646         3,402        67,122        34,836    3,862,917      (53,807)       51,553
Stock acquired (Unaudited) ........                                                             374,400       (6,145)       (6,145)
Options exercised (Unaudited) .....       25,000            12           243                                                   255
Dividends declared (Unaudited) ....                                                 (1,681)                                 (1,681)
Net income (Unaudited) ............                                                  7,349                                   7,349
                                       ---------    ----------    ----------    ----------    ---------   ----------    ----------
Balance - June 30, 1999 (Unaudited)    6,828,646    $    3,414    $   67,365    $   40,504    4,237,317   ($  59,952)   $   51,331
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month and the nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 1998 and the notes thereto included in the Company's Annual Report on Form 10-K.

         In the opinion of the Company, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the results of operations for the three and nine month periods ended June 30, 1999 and 1998 and for a fair statement of financial position at June 30, 1999.

Note 2 - September 30, 1998 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1998 were derived from the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, which were included in its Annual Report on Form 10-K.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine Oil Company ("Powerine"), one of the Company's refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations since fiscal 1995.

Note 4 - Contingencies/Litigation

         Contingent Environmental Liabilities - Refining

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

        Until September 30, 1995, the Company, through its subsidiaries, operated in the refining segment of the petroleum business. As operators of refineries, certain of the Company's subsidiaries were potentially liable for environmental costs related to air emissions, ground and water contamination, hazardous waste disposal and third party claims related to the foregoing. Between September 29, 1995 and December 12, 1995 both of the refineries owned by the Company's refining subsidiaries were sold to outside parties. In each case the purchaser assumed all environmental liabilities. Furthermore, on January 16, 1996, Powerine, the subsidiary that previously owned a refinery in Santa Fe Springs, California ("Powerine Refinery"), was effectively acquired by Energy Merchant Corp. ("EMC"), an unrelated party.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's complaint based upon lack of jurisdiction and the Company is no longer involved in the case.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. The Indian Refinery, located in Lawrenceville, Illinois, was previously operated by Indian Refinery I Limited Partnership ("IRLP"), an inactive subsidiary of the Company since September 30, 1995. Neither the Company nor IRLP was named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its subsidiaries, including IRLP, as potentially responsible parties for the expected overall clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc., the refinery operator for approximately 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of either or both of the refineries, a court of competent jurisdiction may find otherwise. A decision by the U.S. Supreme Court in June 1998, however, supports the Company's position.

        As of August 13, 1999, neither of the refineries had restarted. The Powerine Refinery has been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and later sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, purchaser of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. The current owner of the Indian Refinery is dismantling it. The current owner of the Powerine Refinery is reported to be continuing to seek financing to restart that refinery. Furthermore, as noted above, the Company and two of its subsidiaries have been named by the EPA as potentially responsible parties for the remediation of the Indian Refinery.

        If funds for environmental clean-up are not provided by former and/or present owners of the refineries, it is possible that the Company and/or one or more of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company ultimately prevails in such a circumstance, should litigation involving the Company or any of its former or current refining subsidiaries occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        There have been no material litigation developments since those reported in Item 4 of the Company's Form 10-Q for the period ended March 31, 1999.

Note 5 - New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") regarding reporting comprehensive income, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements. The total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial condition at the end of an accounting period. SFAS 130 was effective for both interim and annual periods for companies having fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 effective October 1, 1998 but SFAS130 has not yet impacted the Company's financial disclosures.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         In June 1997, FASB issued Statement of Financial Accounting Standards Board No. 131 ("SFAS 131") regarding disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was effective for companies having fiscal years beginning after December 15, 1997. The Company adopted SFAS No.131 effective October 1, 1998. The provisions of SFAS 131 have not materially changed the Company's disclosures and reported financial information because the Company has presented the required segment information in its consolidated statements of operations for several years before SFAS131 was effective and continue to do so.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 is currently scheduled to become effective for the Company on October 1, 2001. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         All hedging by the Company through June 30, 1999 was applicable to the Company's gas marketing operations. Hedging transactions applicable to gas marketing operations terminated on May 31, 1999 when all of the Company's long-term gas contracts terminated. The Company, however, recently acquired substantial oil and gas reserves from AmBrit Energy Corp. ("AmBrit") and began hedging its crude oil and natural gas production (see Notes #6 and #9).

         The Company will account for its crude oil and natural gas as hedges pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") until SFAS 133 becomes effective for the Company.

Note 6 - Derivative Financial Instruments

         Until June 1, 1999, the Company's natural gas marketing subsidiaries utilized futures contracts and natural gas basis swaps to reduce their exposure to changes in the market price of natural gas. Effective May 31, 1999 all natural gas marketing contracts terminated. As a result of these hedging transactions, the cost of gas purchases increased $569 and $864 for the nine month periods ended June 30, 1999 and 1998, respectively. For the quarter ended June 30, 1999 the cost of gas purchases decreased $152. For the quarter ended June 30, 1998, the cost of gas purchases increased $524.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit (see Note 9). In July 1999, the Company hedged approximately 69.5% of its anticipated consolidated crude oil production (approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company has used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, are $20.02 per barrel of crude oil and $2.64 per mcf of gas. The Company anticipates that these futures contracts will be accounted for as hedges and that differences between the hedged price and the exchange price will increase or decrease the oil and gas revenues resulting from the sale of production. Oil and gas production was not hedged through July 31, 1999.

Note 7 - Information Concerning Reportable Segments

         During the nine month periods ended June 30, 1999 and June 30, 1998, the Company operated in two segments of the energy industry: oil and gas exploration and production and natural gas marketing. The Company does not allocate interest income, interest expense or income tax expense to these segments. The operating income (loss) achieved by each of the Company's segments was as follows:

         Nine months ended June 30, 1999:

                                                                                                 Operating
                 Segment                                       Revenues          Expenses         Income
        --------------------------------------------           --------         ---------       ---------
        1.       Oil and gas exploration and
                     production ....................           $ 2,867          ($ 2,717)        $   150
        2.       Natural gas marketing .............            50,102           (38,725)         11,377
                                                               -------          --------         -------
                                                               $52,969          ($41,442)        $11,527
                                                               =======          ========         =======
        Nine months ended June 30, 1998:

                                                                                                 Operating
                 Segment                                       Revenues          Expenses         Income
        --------------------------------------------           --------         ---------       ---------
        1.       Oil and gas exploration and
                     production ....................           $ 2,033          ($ 1,696)        $   337
        2.       Natural gas marketing .............            54,914           (42,470)         12,444
                                                               -------          --------         -------
                                                               $56,947          ($44,166)        $12,781
                                                               =======          ========         =======
         Three months ended June 30, 1999:

                                                                                                Operating
                 Segment                                       Revenues          Expenses         Income
        --------------------------------------------           --------         ---------       ---------
        1.       Oil and gas exploration and
                     production ....................           $ 1,718          ($1,691)         $    27
        2.       Natural gas marketing .............             7,950           (6,621)           1,329
                                                               -------          --------         -------
                                                               $ 9,668          ($8,312)         $ 1,356
                                                               =======          ========         =======

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

        Three months ended June 30, 1998:

                                                                                                Operating
                                                                                                 Income
                 Segment                                       Revenues          Expenses        (Loss)
        --------------------------------------------           --------         ---------       ---------
        1.       Oil and gas exploration and
                     production .......................        $   698          ($   714)       ($    16)
        2.       Natural gas marketing ................         16,766           (12,658)          4,108
                                                               -------          --------        --------
                                                               $17,464          ($13,372)        $ 4,092
                                                               =======          ========        ========

         The individual components of revenue and expenses for each segment are set forth in the attached "Consolidated Statements of Operations."

Note 8 - Penn Octane Investment

         In October 1997, the Company invested $1,000 in a promissory note of Penn Octane Corporation ("Penn Octane"), a public company. The note bore interest at 10% payable quarterly and was due on June 30, 1998. At June 30, 1998, Penn Octane did not repay the note. In May of 1998, Penn Octane was awarded a judgement against a bank and such judgement is in excess of the $1,000 owed to the Company by Penn Octane. In December 1998, Penn Octane assigned its interest in the bank judgement to the extent of the Company's note to the Company in return for an extension of the note until June 30, 1999. The Company also received 225,000 warrants to purchase the common stock of Penn Octane for one dollar and seventy-five cents per share as consideration for the extension. The bank owing the judgement appealed it to the Texas Supreme Court. The Company has been informed that the Texas Supreme Court has rejected such appeal.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         In March 1999, the Company agreed to convert $900 of its $1,000 note to 90,000 shares of preferred stock of Penn Octane. The preferred shares provide dividends at 10% per annum to be paid semiannually. The dividends are payable in cash or common stock at Penn Octane's election. The preferred shares are convertible into 450,000 common shares of (unregistered) Penn Octane. In addition, the Company received 50,000 shares of (unregistered) Penn Octane's common stock as consideration for entering into this transaction. The Company will receive an additional 50,000 shares of Penn Octane's common stock (unregistered) if Penn Octane does not redeem the preferred stock by September 4, 1999. In July 1999, the Company agreed to exchange its remaining $100 note for 66,667 shares of Penn Octane common stock (unregistered). Penn Octane has paid all interest due on the notes through July 29, 1999.

         At June 30, 1999, the fair market value of the Company's investment in Penn Octane common stock (501,000 registered shares and 50,000 unregistered shares) exceeded its cost by $326. This unrealized gain has been included in earnings.

         At June 30, 1999, the Company owned 551,000 shares of Penn Octane common stock, a $100 note from Penn Octane, options to acquire 225,000 shares of Penn Octane common stock at $1.75/share and options to acquire 166,667 shares of Penn Octane common stock at $6.00/share. In addition, the Company agreed to convert $900 of its note into 90,000 shares of Penn Octane preferred stock. Such preferred stock will be convertible into 450,000 shares of Penn Octane common stock. The Company also agreed to convert its $100 note into 66,667 shares (unregistered) of Penn Octane common stock in July 1999.

Note 9 - Acquisitions and Investments

         Acquisition of AmBrit Energy Corp. Assets

         On June 1, 1999, the Company consummated the purchase of the oil and gas properties of AmBrit. The oil and gas properties purchased include interests in approximately 230 oil and gas wells in Alabama, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming, as well as undrilled acreage in several of these states. The effective date of the sale for purposes of determining the purchase price was January 1, 1999. The Company expects the adjusted purchase price to approximate $20,224 after all transactions from January 1, 1999 to May 31, 1999 have been accounted for. A final accounting is expected not later than September 1, 1999. The Company used corporate cash to fund the acquisition. As of June 30, 1999, the Company's gross investment in the AmBrit oil and gas assets, including expenditures since June 1, 1999, was $20,613 ($20,350 net of accumulated depreciation, depletion and amortization). Based upon reserve reports initially prepared by the Company's petroleum reservoir engineers, the proved reserves associated with the AmBrit oil and gas assets approximated 2,012 barrels of crude oil and 12,528 mcf (thousand cubic feet) of natural gas. Significant increases in oil and gas prices subsequent to June 1, 1999, the acquisition date, however, have increased such reserves (since more reserves can be economically produced at higher oil/gas prices). In addition, the production acquired has increased the Company's crude oil and natural gas production by approximately 450%.

         The results of operations on a pro-forma basis as though the oil and gas properties of AmBrit had been acquired as of the beginning of the periods are as follows:
                                       Three Months           Nine Months
                                          Ended                  Ended
                                      June 30, 1999          June 30, 1999
                                      -------------          -------------
                                       (Unaudited)            (Unaudited)

        Revenues ....................    $   11,178             $   59,517
        Net income ..................    $      987             $    7,925
        Net income per share ........    $      .37             $     2.79
        Shares outstanding (diluted).     2,643,718              2,838,797


         The investment in the South Texas Drilling Venture and the Romanian concession would not have materially impacted operations during the foregoing periods.

         Reference should also be made to Form 8-K dated June 1, 1999 as amended.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         Investment in Drilling Joint Venture

         In May 1999, the Company entered into a joint interest operating agreement with another exploration and production company to drill up to twelve exploratory wells in South Texas. The Company's commitment to the joint venture is $5,300 although most of this commitment will be released if initial drilling results are not as estimated. The Company anticipates that most of these exploratory wells will be drilled over the next year. As of June 30, 1999, the Company's investment in this exploratory program was $227. Such amount is included in "Oil and Gas Properties" in the "Consolidated Balance Sheets".

         Investment in Romanian Concessions

         In April 1999, the Company purchased an option to acquire three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), by the Romanian government. The Company paid Costilla $65 for the option. In May 1999, the Company exercised the option. The Company expects that its minimum obligation for the Romanian obligations will be approximately $3,000. As of June 30, 1999, the Company's investment in Romania was $474. Such amount is included in "Oil and Gas Properties" in the "Consolidated Balance Sheets".

Note 10 - Termination of Lone Star Contract

         The Company's long-term gas marketing contracts with Lone Star Gas Company ("Lone Star") and MG Natural Gas Corp. ("MGNG") terminated May 31, 1999. Revenue earned by the Company under these contracts represented 87%-96% of consolidated revenues and 99%-120% of consolidated operating income over the last three fiscal years. Although the Company continues to seek new gas marketing operations, its current operations only involve one segment of the energy industry - oil and gas exploration and production.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. During the periods being compared the Company's operations were in two segments of the energy industry - natural gas marketing and oil and gas exploration and production. As a result, management's discussion and analysis focuses primarily on these two segments. All references herein to dollars are in thousands.

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

NATURAL GAS MARKETING

         In 1993, two of the Company's subsidiaries entered into two long-term natural gas sales contracts. The first contract was with Lone Star and required one of the Company's subsidiaries to deliver to Lone Star 45,000,000-55,700,000 cubic feet of natural gas per day ("Lone Star Contract"). The second natural gas sales contract was with MGNG and required another subsidiary of the Company to deliver approximately 6,400,000 cubic feet of natural gas per day ("MGNG Contract"). In addition, one of the Company's subsidiaries entered into a long-term supply agreement with MGNG ("Supply Contract"). All three contracts expired May 31, 1999.

         Gross Margin

         A comparison of the gross margins earned by the Company's natural gas marketing segment is as follows:

                                            Lone Star      MGNG
                                            Contract     Contract  Consolidated
                                            ---------    --------  ------------
    Nine Months Ended June 30, 1999
        Gas Sales .....................      $46,837       $3,265      $50,102
        Gas purchases .................      (27,317)      (3,785)     (31,102)
                                             -------       ------      -------
        Gross margin (deficit) ........      $19,520        ($520)     $19,000
                                             =======       ======      =======

    Nine Months Ended June 30, 1998
        Gas Sales .....................      $51,233       $3,681      $54,914
        Gas purchases .................      (29,513)      (4,545)     (34,058)
                                             -------       ------      -------
        Gross margin (deficit) ........      $21,720        ($864)     $20,856
                                             =======       ======      =======

         Natural gas sales under the Lone Star Contract decreased $4,396 or 8.6% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The decrease is attributable to the

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

termination of the Lone Star Contract on May 31, 1999. In fiscal 1998, the Lone Star Contract was in force for nine months. In fiscal 1999, it was in force only eight months.

         Gas purchases for the Lone Star Contract decreased $2,196 or 7.4% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. For each of the nine month periods ended June 30, 1999 and 1998 gas purchases comprised 58.3% and 57.6%, respectively, of gas sales. The increase in the gas purchase percentage from 1998 to 1999 results primarily from a contractual price increase for the last 300 mcf (thousand cubic feet) of gas purchased under the Supply Contract.

         Natural gas sales under the MGNG Contract decreased $416 or 11.3% from fiscal 1998 to fiscal 1999. The decrease is entirely attributable to the termination of the MGNG Contract on May 31, 1999 since the MGNG Contract is a fixed price contract. For the nine months ended June 30, 1999, the Company realized a negative gross margin of $520 on this contract versus a negative gross margin of $864 for the nine months ended June 30, 1998. The negative margins resulted because the spot (market) prices paid by the Company for gas, plus hedging adjustments where applicable, exceeded the fixed price received by the Company from MGNG under the MGNG Contract.

         General and Administrative

         General and administrative costs increased $103 from $113 for the nine months ended June 30, 1998 to $216 for the nine months ended June 30, 1999. The increase was primarily attributable to increased legal costs related to litigation with MGNG.

         Transportation

         Transportation expense decreased $80 or 6.7% from $1,203 for the nine months ended June 30, 1998 to $1,123 for the nine months ended June 30, 1999. Transportation expense is based upon and thus proportional to deliveries made to Lone Star and represents the amortization of a $3,000 prepaid transportation asset received by one of the Company's subsidiaries in the sale of the Castle Pipeline to a subsidiary of Union Pacific Resources Company ("UPRC") in May 1997. Deliveries to Lone Star were approximately 6.7% greater during the nine months ended June 30, 1998 than during the nine months ended June 30, 1999 because deliveries to Lone Star ceased on May 31, 1999 and the $3,000 allocated to prepaid transportation had been completely amortized.

         Amortization

         Amortization of gas contracts decreased $812 or 11.4% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The decrease is entirely attributable to the termination of the Lone Star Contract on May 31, 1999. For fiscal 1998 nine months' of amortization are included in operations versus only eight months of amortization in fiscal 1999.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

         Both the Lone Star Contract and the MGNG Contract expired May 31, 1999. During the nine months ended June 30, 1999, the operating income from these contracts was $11,377 or 135.0% of consolidated operating income. For the nine months ended June 30, 1998, the operating income from these contracts was $12,444 or approximately 116.9% of consolidated operating income for the period. The Company has not replaced these contracts because it sold its pipeline assets to a subsidiary of UPRC in May 1997 and because it is unlikely that similar profitable long-term contracts can be negotiated since most gas purchasers buy gas on the spot market. Although the Company is currently seeking additional natural gas marketing operations, it is currently operating exclusively in the exploration and production segment of the energy industry.

         The Company is currently seeking to replace some or all of the operating income contribution of its former natural gas marketing operations with operating income from additional exploration and production and other energy assets. In that respect, the Company acquired the oil and gas assets of AmBrit, has entered into a drilling venture in South Texas and has acquired a 50% interest in a drilling concession in Romania (see Note 9). The Company is also currently reviewing several other possible exploration and production, pipeline and natural gas marketing acquisitions . There can, however, be no assurance the Company will succeed in these efforts.

EXPLORATION AND PRODUCTION

         During the quarter ended June 30, 1999, the Company invested $21,314 in the acquisition of AmBrit's oil and gas properties and in exploratory drilling ventures. On June 1, 1999, the Company acquired the oil and gas properties of AmBrit Energy Corporation. AmBrit's oil and gas properties consist primarily of proved developed producing reserves. The current production from the AmBrit properties is approximately five times that of the Company's other production. In addition, the oil and gas reserves associated with the acquisition are at least 200% of the Company's current reserves. Therefore, as a result of this acquisition, the Company's exploration and production operations have increased significantly since June 1, 1999. In order to facilitate comparisons of financing data we have separately determined changes applicable to the acquisition of the AmBrit properties and those applicable to the Company's other exploration and production operations. The results are as follows:

                                                         Applicable
                                                          To AmBrit       Nine Months      Nine Months     Effect On
                                        Consolidated     Properties          Ended            Ended        Operating
                                            Nine        Acquisition      June 30, 1999    June 30, 1998      Income:
                                        Months Ended   June 1, 1999-         Other            Other         Increase
                                       June 30, 1999   June 30, 1999      Properties        Properties     (Decrease)
                                       -------------   -------------      ----------        ----------     ----------
Revenues
     Oil and gas sales ..............     $2,571              $898           $1,673            $1,861        ($188)
     Well operations ................        296                32              264               172           92
                                         -------            ------          -------           -------       ------
                                           2,867               930            1,937             2,033          (96)
Expenses
     Oil and gas ....................     (1,222)             (421)            (801)             (510)        (291)
     General and administrative .....       (655)              (15)            (640)             (684)          44
     Depreciation, depletion and
       amortization .................       (840)             (262)            (578)             (502)         (76)
                                         -------            ------          -------           -------       ------

Operating Income (Loss) .............      $ 150              $232            ($ 82)             $337        ($419)
                                         =======            ======          =======           =======       ======

         Although the Company has also invested in exploration ventures in South Texas and Romania, drilling for such ventures has not yet commenced. No proved reserves have been associated with either venture yet because the prospects to be drilled are exploratory prospects.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

         Revenues

             Oil and Gas Sales

             Oil and gas sales on non-AmBrit properties decreased $188 or 10.1% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Most of the decrease is attributable to decreased production. Although oil and gas prices have recently increased significantly, they were low during most of the nine month period ended June 30, 1999 and at least 15% lower than those in fiscal 1998. This factor also contributed to the decrease.

             As a result of the acquisition of the AmBrit oil and gas properties, the Company expects that its revenues from oil and gas sales will increase significantly in the future. Furthermore, since the Company has hedged approximately 69.5% of its anticipated consolidated crude oil production (approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) at average prices of $20.02 per barrel of crude oil and $2.64 per mcf of gas for the period September 1, 1999 to July 31, 2000, its oil and gas price exposure is essentially limited to unhedged production and to differences between exchange prices and spot prices for hedged production.

             Well Operations

             Revenue from non-AmBrit well operations increased $92 or 53.5% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The increase was primarily caused by the non-recurring recovery of operating fees in 1999 that had been written off in prior years.

         Expenses

             Oil and Gas Production

             Oil and gas production expenses, excluding those related to the acquisition of AmBrit's oil and gas properties, increased $291 or 57.1% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The increase in oil and gas production expenses results from the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. Furthermore, oil and gas production expenses, especially repairs, do not generally occur evenly throughout the year and are best compared on an annual rather than on a quarterly basis. The Company expects that, although such oil and gas production expense will increase as a result of the acquisition of the AmBrit properties' and new drilling activities, such expenses will decline when compared to oil and gas sales given the lower production costs typically associated with newer production. There can be no assurance, however, that such will be the case.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

             General and Administration

             Non-AmBrit general and administrative costs decreased $44 or 6.4% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The decrease is attributable to offsetting factors. Whereas general and administrative costs increased due to increases in employee salaries and consultant costs, this was more than offset by decreases in allocated office rental costs and office costs.

             Depreciation, Depletion and Amortization

             Depreciation, depletion and amortization from non-AmBrit properties increased $76 or 15.1% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The increase is attributable to a higher depletion rate per equivalent mcf produced. The higher depletion rate results from the acquisition of the AmBrit properties and the accounting requirement under full cost accounting that depreciation, depletion and amortization be computed on a consolidated basis by country. Prior to the acquisition of the AmBrit properties, the Company's amortization rate per equivalent mcf produced was approximately $.36 whereas after acquisition the Company's rate was approximately $.60 per equivalent mcf produced.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

             Corporate general and administrative expenses increased $967 or 45.3% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Most of the increase was caused by increased consulting fees applicable to due diligence on possible acquisitions. Increased employee bonuses and increased legal costs contributed to the increase.

OTHER INCOME (EXPENSE)

             Interest Income

             Interest income decreased $444 or 25.4% from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. The decrease is primarily attributable to a decrease in the average balance of unrestricted cash outstanding during the periods being compared. During June 1999, the Company paid $20,613 for AmBrit's oil and gas properties and new related drilling. In addition, during the nine month period June 30, 1999, the Company spent $6,145 to acquire shares of its common stock. In addition, the interest rate applicable to the Company's investment has decreased by approximately one-half of one percent from fiscal 1998 to fiscal 1999.

             Other Income (Expense)

             The composition of other income (expense) is as follows:

                                                                                 Nine Months Ended March 31,
                                                                                 ---------------------------
                                                                                  1999                 1998
                                                                                 --------            -------
             Write down of preferred stock .................................     ($423)
             Market price adjustment - common stock of Penn
               Octane ......................................................       326
             Litigation recovery - EMC .....................................       355
             Miscellaneous .................................................       180                  $27
                                                                                  ----                  ---
                                                                                  $438                  $27
                                                                                  ====                  ===

                                      -18-

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

             The write down of the Company's investment in Penn Octane stock was based upon the Company's calculation of the loss that would be incurred if the Company converted its shares of Penn Octane preferred stock and sold the resulting common shares (unregistered) at a discount to the market price given the volume of shares that would be sold.

             The market price adjustment relates to the Company's investment in Penn Octane common stock. The Company classifies Penn Octane securities as trading securities because the Company does not currently expect to hold the Penn Octane investment for the long term. According to current generally accepted accounting principles, such securities are valued at fair market value with unrealized gains on losses included in earnings. The $326 favorable adjustment has resulted from the increase in the market price of Penn Octane common stock as of June 30, 1999.

             The $355 litigation recovery was a non-recurring gain related to the SWAP Litigation occurring in the second fiscal quarter of 1999 for which there was no counterpart during the nine months ended June 30, 1998. See Item #3 to the Company's September 30, 1998 Annual Report on Form 10-K and Part I, Item 1, Note 4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.

TAX PROVISION

         The tax provisions for the nine month periods ending June 30, 1999 and 1998 consist of the following components:

                                                                                          Nine Months Ended June 30,
                                                                                         ----------------------------
                                                                                           1999                 1998
                                                                                           ----                 ----
       1.  Increase  in net  deferred  tax  asset  using  36%
           blended tax rate .........................................................                         ($3,788)

       2.  Realization  of  deferred  tax asset  using 36% blended tax
           rate .....................................................................     $2,765                3,978

       3. A tax provision of 2% on all net income in excess of that required to realize the deferred tax asset. (This 2% rate represents alternative minimum Federal corporate taxes the Company must pay despite having tax
          carryforwards available to offset regular Federal corporate tax) ..........         50
                                                                                          ------                -----
                                                                                          $2,815                $ 190
                                                                                          ======                =====

         The tax provision of $2,765 applicable to the realization of the deferred tax asset during the first nine months of fiscal 1999 resulted because the Company had a $2,765 deferred tax asset, net of valuation reserves, as of September 30, 1998 based upon its expectations concerning future taxable income. During the first nine months of fiscal 1999, the Company realized that deferred tax asset. In fiscal 1998 the tax provision of $3,978 representing the realization of the deferred tax asset at September 30, 1997 was offset by a new deferred tax asset of $3,788 recorded at June 30, 1998.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

         All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this section.

         During the nine months ended June 30, 1999, the Company generated $20,616 from operating activities. During the same period the Company invested $21,620 in oil and gas drilling and paid $1,283 in stockholder dividends. The Company also spent $6,145 to acquire its common stock At June 30, 1999, the Company had $28,310 of unrestricted cash, $24,925 of working capital and no long-term debt.

         At the present time the probable future cash expenditures of the Company consist of the following:

         a. Investments in Oil and Gas Properties and Energy Sector - in addition to its drilling expectations for up to seventy additional wells in Appalachia (approximately $5,250), twelve exploratory wells in South Texas (up to $5,300), anticipated new drilling on the properties acquired from AmBrit ($5,300) and possibly several exploratory wells in Romania ($3,000), the Company is currently pursuing several other possible material investments in the energy sector. These possible investments include drilling ventures, the acquisition of oil and gas properties and oil and gas companies, as well as the acquisition of pipelines and gas marketing transactions. Although most of these possible investments involve domestic properties, some involve investments overseas. Although the Company believes it can conclude a transaction or several transactions on terms favorable to the Company, there can be no assurance that such will be the case. Oil and gas prices have recently increased significantly and many potential sellers may decide not to sell or may not be forced to sell by their lenders. In addition, several large oil and gas companies have significantly more resources than the Company and other parties may be willing to pay more than the Company for a given acquisition.

         b. Repurchase of Company Shares - as of August 13, 1999, the Company had repurchased 4,249,317 of its shares of common stock at a cost of $60,165. The Company's Board of Directors previously authorized the repurchase of up to 4,250,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares and/or to increase the repurchase authorization above 4,250,000 shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

         The Company's total drilling commitments as of August 13, 1999, as described above, aggregate approximately $18,850. The anticipated expenditures for these drilling commitments are expected to be spread out over the next 3-4 years with perhaps 30%-40% being incurred during the year ended September 30, 2000 or before.

         At June 30, 1999, the Company had $28,310 of unrestricted cash. The Company also has available a $30,000 line of credit from an energy bank. The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash or from future cash flow from its current exploration and production operations. The Company can also use its unrestricted cash and future cash flow, as well as up to $30,000 from its line of credit, to acquire additional oil and gas properties or to conduct additional drilling. The Company believes it has available the financing to make acquisitions of up to approximately $50,000-$55,000 while still funding its existing drilling commitments. The Company has also negotiated with several potential industry partners who may provide financing if the Company decides to make an acquisition in excess of these amounts. Finally, the Company is exploring the formation of an energy fund which would acquire energy assets. The Company would be the general partner of the fund. The fund wold involve minimum commitments of $200,000 or more. The formation of the fund would provide the Company with additional capital in the event the Company decides to make a large acquisition. There can be no assurance, however, that the fund will be formed or, that if formed, it will be sufficiently subscribed.

         The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

         a. Contingent environmental liabilities

         b. Vendor liabilities of the Company's inactive refining subsidiaries

         c. Litigation - Long Trusts litigation and Rex Nichols litigation

         d. Reserve price risk - the effect of price changes on unhedged oil and gas production

         e. Gas contract litigation - MGNG

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

         f. Reserve risk - the effect of differences between estimated and actual reserves and production

         g.   Public market for Company's stock

         h.   Future of the Company

         i. Foreign operation risks. Since the Company may spend approximately $3,000 drilling a Romanian concession, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         j. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         The Company has recently completed a study of the Year 2000 issue and related risks. As a result of the study, the Company replaced its oil and gas and general ledger software with new software which is Year 2000 compliant. The Company expects the cost to approximate $100. At June 30, 1999, approximately $112 had been incurred. The Company commenced using the new software in the first quarter of fiscal 1999. The Company has also made inquiries to outside parties who process transactions of the Company, e.g., payroll, commercial banks, transfer agent, reserve engineers, etc. While some outside parties have confirmed they are Year 2000 compliant, others have not done so to the Company's satisfaction. The Company is continuing to pursue the vendors whose responses appear to provide insufficient assurance.

         The most important systems operated by the Company are its revenue distributions, joint interest billing and general ledger. The Company replaced its software because the new systems are Year 2000 compliant. If a Year 2000 problem nevertheless occurred, the Company could process transactions for several months manually or using small computers but only with increased administrative costs. Nevertheless, in many cases, the Company is not the operator of a given well or purchaser of oil and gas production. In those cases the Company is dependent upon the operator and/or oil/gas purchaser for accurate volumetric, cost and sales information and for payments. Although the Company has made Year 2000 inquiries of such operators and purchasers and generally received satisfactory responses, there can be no assurance that such operators and purchasers will actually be Year 2000 compliant. If such is the case, the Company could find a major portion of its production revenue held in escrow until Year 2000 compliance was achieved or resulting litigation settled. The related legal cost and resulting administrative confusion could be substantial. The Company has made contingency plans in the event of non-compliance of its systems, customers or suppliers.

         The Company and its subsidiaries are not aware of any material Year 2000 operational risks.

         Readers should refer to the Management Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1998 for a description of the aforementioned risk factors.

         If any or several of these risks materialize, the Company's estimated financial position, cash flow and results of operations will probably be adversely impacted and the impact may be material. Given the number and variety of risks and the litigiousness of today's corporate world, it is reasonably possible that one or more of these risks may adversely impact the Company's operations.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company has hedged approximately 69.5% percent of its estimated consolidated crude oil production (approximately 32,000 barrels per month) and 50% of its estimated natural gas production (approximately 300,000 mcf per month) using futures contracts. Such production is hedged for the period September 1, 1999 through July 31, 2000. The average hedged prices are $20.02 per barrel for crude oil and $2.64 per mcf for natural gas. The Company therefore remains at risk primarily with respect to its unhedged production. If oil and gas prices increase, oil and gas revenues applicable to the unhedged production will increase. If oil and gas prices decrease, oil and gas revenues related to such unhedged production will decrease. The Company also remains at risk with respect to differences between the exchange price on the New York Mercantile Exchange and the field or spot prices it receives with respect to its hedged production.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1998. Also see Note 4 to the June 30, 1999 financial statements included in Part I.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on June 16, 1999. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated April 23, 1999 and the accompanying Proxy Statement. A total of 2,601,029 shares were eligible to vote of which 2,380,780 were present in person or by proxy.

         Mr. Martin R. Hoffmann was elected to serve as a director until the 2002 Annual Meeting. The number of votes with respect to Mr. Hoffmann was 2,376,517 votes for his election and 4,263 votes withheld.

        At the Annual Meeting, the stockholders also approved the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending September 30, 1999 by a vote of 2,377,959 votes for such appointment, 792 against and 2,029 abstentions.

         In addition to the above, Joseph L. Castle II, John P. Keller, Martin
R. Hoffmann and Richard E. Staedtler continued on the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

           (A) Exhibits:
                    Exhibit 10-128 -  Credit  Agreement  by and among Castle  Exploration  Company,  Inc.
                                      and Comerica  Bank-Texas, effective May 28, 1999.
                    Exhibit 10.129 -  Purchase and Sale Agreement by and between Costilla Redeco Energy L.L.C.
                                      and Castle  Exploration Company, Inc., effective May 31, 1999.
                    Exhibit 11.1 -    Statement re: Computation of Earnings Per Share
                    Exhibit 27 -      Financial Data Schedule

           (B)  Reports on Form 8-K:  None


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date:      August 18, 1999                     CASTLE ENERGY CORPORATION
                  ----------------


                                                      /s/Richard E. Staedtler
                                                      -------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer