Form 10-Q
period 1999-12-31
CASTLE ENERGY CORP
filed 2000-02-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 1999
                               -------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                         Commission file number: 0-10990
                                                -----------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,012,887 shares of Common Stock, $.50 par value outstanding as of February 11, 2000.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                          Page #
                                                                          ------

Part I.      Financial Information

             Item 1.     Financial Statements:

                         Consolidated Balance Sheets - December 31, 1999
                         (Unaudited) and September 30, 1999................... 1

                         Consolidated Statements of Operations - Three Months
                         Ended December 31, 1999 and 1998 (Unaudited)......... 2

                         Condensed Consolidated Statements of Cash Flows - Three Months Ended December 31, 1999 and 1998 (Unaudited).. 3

                         Consolidated Statements of Stockholders' Equity - Year Ended September 30, 1999 and Three Months Ended
                         December 31, 1999 (Unaudited)........................ 4

                         Notes to the Consolidated Financial Statements
                        (Unaudited) .......................................... 5

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................. 11

             Item 3.     Qualitative and Quantitative Disclosures About
                         Market Risk ........................................ 19

Part II.     Other Information

             Item 1.     Legal Proceedings................................... 20

             Item 6.     Exhibits and Reports on Form 8-K.................... 20

Signature    .................................................................21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        December 31,       September 30,
                                                                                            1999                1999
                                                                                        ------------       -------------
                                     ASSETS                                              (Unaudited)

Current assets:
    Cash and cash equivalents...................................................         $   12,389          $   22,252
    Restricted cash.............................................................              1,669                 770
    Accounts receivable.........................................................              4,975               5,172
    Marketable securities.......................................................              6,406               4,194
    Prepaid expenses and other current assets...................................                405                 594
    Estimated realizable value of discontinued net refining assets..............                800                 800
                                                                                         ----------          ----------
      Total current assets......................................................             26,644              33,782
Property, plant and equipment, net:
    Natural gas transmission....................................................                 58                  60
    Furniture, fixtures and equipment...........................................                244                 298
    Oil and gas properties, net (full cost method)..............................
      Proved properties.........................................................             28,577              24,765
      Unproved properties not being amortized...................................              2,951               1,862
Other assets....................................................................                 29                  29
                                                                                         ----------          ----------
      Total assets..............................................................         $   58,503             $60,796
                                                                                         ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable............................................................         $      350          $      368
    Accounts payable............................................................              2,574               2,918
    Accrued expenses............................................................                340                 802
    Net refining liabilities retained...........................................              3,204               3,205
                                                                                         ----------          ----------
      Total current liabilities.................................................              6,468               7,293
                                                                                         ----------          ----------
Commitments and contingencies...................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 issued at December 31, 1999 and September 30, 1999 ............              5,752               5,752
    Additional paid-in capital..................................................             67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.......................................              4,563               2,396
    Retained earnings...........................................................             38,632              38,716
                                                                                         ----------          ----------
                                                                                            116,312             114,229
    Treasury stock at cost - 4,491,017 shares at December 31, 1999 and
        4,282,217 shares at September 30, 1999..................................            (64,277)            (60,726)
                                                                                         ----------          ----------
      Total stockholders' equity................................................             52,035              53,503
                                                                                         ----------          ----------
      Total liabilities and stockholders' equity................................         $   58,503          $   60,796
                                                                                         ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)

                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
                                                                                            1999                1998
                                                                                            ----                ----

Revenues:
    Natural gas marketing and transmission:
      Gas sales..........................................................                                    $   20,455
                                                                                                             ----------
                                                                                                                 20,455
                                                                                                             ----------

    Exploration and production:
      Oil and gas sales..................................................                $    4,085                 391
      Well operations....................................................                       174                  90
                                                                                         ----------          ----------
                                                                                              4,259                 481
                                                                                         ----------          ----------
                                                                                              4,259              20,936
                                                                                         ----------          ----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases......................................................                                        12,946
      Transportation.....................................................                                           459
      General and administrative.........................................                                            89
      Amortization.......................................................                                         2,366
                                                                                                             ----------
                                                                                                                 15,860
                                                                                                             ----------
    Exploration and production:
      Oil and gas production.............................................                     1,549                 194
      General and administrative.........................................                       498                 247
      Depreciation, depletion and amortization...........................                     1,272                  67
                                                                                         ----------          ----------
                                                                                              3,319                 508
                                                                                         ----------          ----------
    Corporate general and administrative expenses........................                       908               1,113
                                                                                         ----------          ----------
                                                                                              4,227              17,481
                                                                                         ----------          ----------
Operating income.........................................................                        32               3,455
                                                                                         ----------          ----------

Other income:
    Interest income......................................................                       199                 467
    Other income.........................................................                        33                   1
                                                                                         ----------          ----------
                                                                                                232                 468
                                                                                         ----------          ----------
Net income before provision for income taxes.............................                       264               3,923
                                                                                         ----------          ----------
 Provision for income taxes:
        State............................................................                                            39
        Federal..........................................................                         5               1,373
                                                                                         ----------          ----------
                                                                                                  5               1,412
                                                                                         ----------          ----------
Net income...............................................................                $      259          $    2,511
                                                                                         ==========          ==========

Net income per share:
    Basic................................................................                $      .04          $      .28
                                                                                         ==========          ==========
    Diluted..............................................................                $      .04          $      .28
                                                                                         ==========          ==========

 Weighted average number of common and common equivalent shares outstanding:
       Basic.............................................................                 7,127,739           8,822,187
                                                                                         ==========          ==========
       Diluted...........................................................                 7,247,832           9,003,726
                                                                                         ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                        Three Months Ended December 31,
                                                                                        -------------------------------
                                                                                            1999               1998
                                                                                            ----               ----

 Net cash flow provided by operating activities..........................                $      173          $    4,505
                                                                                         ----------          ----------

Cash flows from investing activities:
    Investment in oil and gas properties.................................                    (6,095)               (186)
    Investment in furniture, fixtures and equipment......................                       (22)                (29)
                                                                                         ----------          ----------
         Net cash (used in) investing activities.........................                    (6,117)               (215)
                                                                                         ----------          ----------

Cash flows from financing activities:
   Dividends paid to stockholders........................................                      (368)               (443)
   Acquisition of treasury stock.........................................                    (3,551)
                                                                                         ----------
         Net cash (used in) financing activities.........................                    (3,919)               (443)
                                                                                         ----------          ----------
Net increase (decrease) in cash and cash equivalents.....................                    (9,863)              3,847
Cash and cash equivalents - beginning of period..........................                    22,252              36,600
                                                                                         ----------          ----------
Cash and cash equivalents - end of period................................                $   12,389          $   40,447
                                                                                         ==========          ==========

Supplemental disclosures of cash flow information are as follows:
   Cash paid during the period:
         Interest........................................................
         Income taxes....................................................                $       25
                                                                                         ==========




   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   (Dollars in Thousands Except Share Amounts)

                                                Years Ended September 30, 1999 And Three Months Ended December 31, 1999
                                   ------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                 Other
                                       Common Stock      Additional   Compre-   Compre-                   Treasury Stock
                                   --------------------   Paid-In     hensive   hensive   Retained        --------------
                                     Shares     Amount    Capital     Income    Income    Earnings     Shares    Amount      Total
                                     ------     ------    -------     -------   ------    --------     ------    ------      -----

Balance - October 1, 1998......    6,803,646    $3,402    $67,122                         $34,836   3,862,917   ($53,807)   $51,553
Stock acquired.................                                                                       419,300     (6,919)    (6,919)
Options exercised..............       25,000        12        243                                                               255
Dividends declared ($.25 per share)                                                        (2,048)                           (2,048)
Stock split retroactively
  applied .....................    4,675,258     2,338                                     (2,338)
Comprehensive income...........
  Net income...................                                     $   8,266               8,266                             8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                         2,396   $2,396                                        2,396
                                                                    ---------
                                                                      $10,662
                                  ----------    ------    -------   =========   ------    -------   ---------    -------     ------
Balance - September 30, 1999...   11,503,904     5,752     67,365                2,396     38,716   4,282,217    (60,726)    53,503
Stock acquired.................                                                                       208,800     (3,551)    (3,551)
Dividends declared ($.05/share)                                                              (343)                             (343)
Comprehensive income...........
  Net income...................                                     $     259                 259                               259
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                         2,167    2,167                                        2,167
                                  ----------    ------    -------   ---------   ------    -------   ---------    -------     ------
Balance - December 31, 1999....   11,503,904    $5,752    $67,365   $   2,426   $4,563    $38,632   4,491,017   ($64,277)   $52,035
                                  ==========    ======    =======   =========   ======    =======   =========    =======    =======






   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 1999 and 1998 and for a fair statement of financial position at December 31, 1999.

Note 2 - September 30, 1999 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1999 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. The Indian Refinery, located in Lawrenceville, Illinois, was previously operated by Indian Refinery I Limited Partnership ("IRLP"), an inactive subsidiary of the Company since September 30, 1995. Neither the Company nor IRLP was named with respect to these specific matters.

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

        In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA information request in January 2000.

        As of February 11, 2000, neither of the refineries had restarted. The Powerine Refinery has been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and later sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties.

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

        Litigation

        There have been no material litigation developments since those reported in Item 3 of the Company's Form 10-K for the year ended September 30, 1999.

Note 5 - New Accounting Pronouncements

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

         All hedging by the Company through June 30, 1999 was applicable to the Company's gas marketing operations. Hedging transactions applicable to gas marketing operations terminated on May 31, 1999 when all of the Company's long-term gas contracts terminated. The Company, however, acquired substantial oil and gas reserves from AmBrit Energy Corp. ("AmBrit") in June 1999 and began hedging its crude oil and natural gas production (see Note #6).

         The Company will continue to account for its crude oil and natural gas hedges pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") until SFAS 133 becomes effective for the Company.

Note 6 - Derivative Financial Instruments

         Until June 1, 1999, the Company's natural gas marketing subsidiaries utilized futures contracts and natural gas basis swaps to reduce their exposure to changes in the market price of natural gas. Effective May 31, 1999, all natural gas marketing contracts terminated. As a result of these hedging transactions, the cost of gas purchases increased $144 for the three month period ended December 31, 1998.

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit. In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production (approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. For the three months ended December 31, 1999, oil and gas sales decreased $331 as a result of hedging activities.

Note 7 - Information Concerning Reportable Segments

         During the three month period ended December 31, 1998, the Company operated in two segments of the energy industry: oil and gas exploration and production and natural gas marketing. During the three months ended December 31, 1999, the Company operated in only one segment of the energy industry - oil and gas exploration and production. The Company does not allocate interest income, interest expense or income tax expense to these segments. The operating income
(loss) achieved by each of the Company's segments was as follows:

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

         Three months ended December 31, 1999:

                                                                                                    Operating
                       Segment                             Revenues           Expenses               Income
                       -------                             --------           --------               -------

1.    Oil and gas exploration and
         production.................................       $ 4,259           ($ 3,319)                $  940
                                                           =======            =======                 ======

      Three months ended December 31, 1998:


                                                                                                    Operating
                       Segment                             Revenues           Expenses            Income (Loss)
                       -------                             --------           --------            -------------

1.    Oil and gas exploration and
         production.................................       $   481            ($  508)               ($   27)
2.    Natural gas marketing.........................        20,455            (15,860)                 4,595
                                                           -------            -------                -------
                                                           $20,936           ($16,368)                $4,568
                                                           =======            =======                 ======


         The individual components of revenue and expenses for each segment are set forth in the attached "Consolidated Statements of Operations."

         Total assets applicable to each of the Company's two operating segments were as follows:

                                                                        December 31,            September 30,
                                                                           1999                     1999
                                                                        -------------           -------------

Oil and gas exploration and production.............................      $83,291                 $ 79,076
Natural gas marketing..............................................       67,627                   67,720
Corporate and intercompany adjustments.............................      (92,415)                 (86,000)
                                                                         -------                 --------
                                                                         $58,503                 $ 60,796
                                                                         =======                 ========


Note 8 - Stock Split

         On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The additional shares were paid on January 31, 2000 and the Company's shares first traded at post split prices on February 1, 2000. The stock split applied only to the Company's outstanding shares on January 12, 2000 (2,337,629 shares) and did not apply to treasury shares (4,491,017 shares). As a result of the stock split 4,675,258 additional shares were issued and the Company's common stock book value was increased $2,338 to reflect additional par value applicable to the additional shares issued to effect the stock split. All share changes, including those affecting the recorded book value of common stock, have been recorded retroactively.

Note 9 - Subsequent Events

         In January 2000, the Company invested $500 in notes due from Penn Octane Corporation ("Penn Octane"), a public company involved in the transportation and sale of liquid petroleum gas in Northern Mexico. The notes are due on December 15, 2000 and bear interest at 9% payable semi-annually. The notes are secured by certain assets of Penn Octane. In addition, the Company received options to acquire 31,250 shares of the common stock of Penn Octane at $4.00 per share. If the notes are not repaid by September 15, 2000, the Company is entitled to receive options to acquire an additional 31,250 shares of Penn Octane common stock at $4.00 per share. This investment in Penn Octane notes is in addition to the Company's previous investment in the common stock of Penn Octane.

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. During the quarter ended December 31, 1998, the Company was engaged in natural gas marketing and oil and gas exploration and production. During this period revenues from natural gas marketing operations aggregated $20,455 while those from the Company's exploration and production operations aggregated only $481. On May 31, 1999, the Company's natural gas marketing operations ended because of the contractual expiration of the Company's subsidiaries' natural gas marketing gas contracts. On June 1, 1999, however, the Company acquired all of the oil and gas assets of AmBrit. The production associated with AmBrit's oil and gas properties approximated 425% of the Company's oil and gas production prior to the acquisition. As a result of the foregoing the Company was engaged in only exploration and production for the quarter ended December 31, 1999 and comparison of the Company's operations for the quarter ended December 31, 1998 with those for the quarter ended December 31, 1999 is neither meaningful nor applicable to the Company's expected future operations. Accordingly, we have analyzed and discussed the Company's exploration and production operations for the quarter in terms of key statistics and ratios and discussed the significance of such statistics and ratios to the Company's future exploration and production operations. Conversely, for the other components of operations and net income (corporate general and administrative expenses, other income and income tax provisions) we have continued to compare fiscal 1999 results with fiscal 1998 results because changes in these components are not substantially related to the Company's change in emphasis from natural gas marketing to exploration and production. Instead, changes in these components are primarily related to other factors.

         Exploration and Production

         Key exploration and production data for the quarter ended December 31, 1999 are as follows:


                                                              Three Months Ended
                                                              December 31, 1999
                                                              ------------------
Production Volumes:

      Barrels of crude oil (net)..................................       91,714
      Mcf (thousand cubic feet) of natural gas (net)..............    1,108,491
      Mcf equivalents (net) *.....................................    1,658,775

Oil/Gas Prices:- Crude Oil/Barrel:
         Gross....................................................   $    19.41
         Hedging effects..........................................        (0.89)
                                                                      ----------
         Net of hedging...........................................   $    18.52
                                                                      ==========

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)


                                                              Three Months Ended
                                                              December 31, 1999
                                                              ------------------
         Natural Gas/Mcf:
         ---------------
         Gross......................................................... $  2.38
         Hedging effects...............................................   (0.23)
                                                                         ------
         Net of hedging................................................ $  2.15
                                                                        =======

Oil and Gas Production Expenses/Mcf Equivalent......................... $  0.93
                                                                        =======

Depreciation, Depletion and Amortization Per Mcf Equivalent............ $  0.72
                                                                        =======


------------
* Barrels of crude oil have been converted to MCF based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

         Production volumes slightly exceeded those estimated by the Company's independent petroleum reserve engineers in their reports as of September 30, 1999. Such volumes averaged 997 barrels of crude oil and 12,048 mcf of natural gas per day for the quarter. During the quarter the Company invested $6,095 in the acquisition of oil and gas reserves and new drilling. Most of this investment occurred near the end of the quarter and did not significantly increase production for the quarter but is expected to increase production in the future.

         For the quarter, the average price received per barrel of crude oil, net of an $.89/barrel loss due to hedging, was $18.52. The hedging loss resulted because the Company had hedged approximately 69% of its expected crude oil production using fixed price sales contracts based upon New York Mercantile Exchange prices at a lower price than the price it paid several months later to buy offsetting crude oil contracts and settle its hedges. The Company believes that the average price it receives for its crude oil production is approximately $2.00 less than the average price for crude oil traded on the New York Mercantile Exchange.

         In December 1999 and January 2000, crude oil prices increased significantly. Whereas, the Company has hedged the sale of 154,000 barrels of crude oil at an average price of $19.66 per barrel for the period from January 1, 2000 to July 31, 2000, the current average price for a barrel of crude oil during this period is $26.57. If the Company were to settle these contracts at the average $26.57 price, its oil sales would decrease by $1,064. As a result, during this period, the Company expects that any higher prices it receives in the field for the 154,000 barrels that have been hedged will be offset by hedging losses. Since the Company expects to produce approximately 250,000 barrels during this seven-month period ended July 31, 2000, the Company currently remains unhedged on the excess 96,000 barrels for the seven months ended July 31, 2000 and for all expected production thereafter. The Company is currently considering hedging some or all of such anticipated crude oil production. To the extent such anticipated production is not hedged, crude oil sales will depend upon the field

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)


prices at which the Company sells its crude oil. In the last year such prices have increased over 50% and in recent years such price have changed significantly over short periods of time. The Company thus remains exposed to crude oil price risks on this unhedged expected crude oil production.

         For the quarter, the average price received per mcf of natural gas was $2.15, net of a $.23/mcf hedging loss. For the quarter, the Company produced an average of approximately 12,000 mcf per day. As a result of acquisitions and new drilling near the end of the quarter, the Company expects that future natural gas production will average approximately 13,000 mcf/day for the remainder of fiscal 2000. The Company has not hedged such anticipated natural gas production and thus remains exposed to future increases or decreases in natural gas prices. If prices increase, the Company's natural gas sales are expected to increase. Conversely, if such prices decrease, the Company's natural gas sales are expected to decrease. Although natural gas prices have recently increased significantly as a result of several factors, including colder weather, there can be no assurance that such prices will not decrease in the future. Natural gas prices have frequently changed significantly over short periods in recent years.

         Oil and gas production expenses for the quarter averaged $.93 per Mcf equivalent produced. During fiscal 1999, oil and gas production expenses per mcf equivalent averaged $.88. The Company believes that this relatively high unit cost results from the fact that a higher proportion of the properties acquired from AmBrit are operated by outside parties who charge operating fees to operate the related wells in which the Company has an interest and that some of these operating fees are high. The Company is currently considering selling several marginal properties in which it has an interest and believes that such sales, if consummated, would reduce the production cost per mcf equivalent in the future. Furthermore, the Company has recently completed a higher than normal number of non capitalized repairs and maintenance operations on wells acquired from AmBrit and believes that the level of repairs and maintenance may decrease as a result in the future. Finally, oil and gas production expenses, especially non-capitalized repairs, generally do not occur evenly throughout the year and are best compared on an annual or on a cumulative basis. Nevertheless, there can be no assurance that production expenses will decrease absolutely or per mcf equivalent produced in the future. Since the Company has acquired several new properties and drilled several wells in the quarter, such expenses will increase simply because the Company owns interests in more producing wells and larger interests in some existing wells.

         The depletion rate per mcf equivalent produced for the quarter was determined to a large extent by the price the Company paid for AmBrit's oil and gas properties. The rate will change based primarily upon the cost at which the Company acquires or drills for and finds oil and gas reserves in the future and the Company's estimated proved oil and gas reserves. The Company's independent reservoir engineers evaluate the Company's reserves annually in conjunction with the Company's annual audit.

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)



         Other Components of Operations

         Corporate, general and administrative expenses decreased $205 or 18.4% from the quarter ended December 31, 1998 to the quarter ended December 31, 1999 primarily because of decreased insurance and legal costs. The $205 decrease in corporate, general and administrative expenses was, however, offset by an increase of $251 in exploration and production general and administrative expenses. A significant portion of the general and administrative expenses allocated to corporate overhead in fiscal 1998 have been allocated to exploration and production general and administrative costs in fiscal 1999 and are expected to be so allocated in the future.

         Interest income decreased $268 or 57.4% from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. The decrease is primarily attributable to a decrease in the average balance of cash outstanding during the periods being compared.

         The tax provision for the quarter ended December 31, 1998 essentially represents the amortization of the Company's net deferred tax asset at an effective rate of 36% of pre-tax book income. The tax provision for the quarter ended December 31, 1999 essentially represents Federal alternative minimum taxes at an effective rate of 2%. The Company has not recorded its tax provision at a higher tax rate because it has sufficient Federal and state tax carryforwards to offset pre-tax income and because it did not record a net deferred tax asset to amortize at September 30, 1999 as it did at September 30, 1998 because it determined that future taxable income was less certain given the Company's large exploratory and wildcat drilling programs and contingent environmental liabilities and other factors. The 2% Federal alternative minimum tax is payable despite the Company's tax carryforwards which offset regular Federal corporate tax. The Company anticipates that for fiscal 2000 its existing tax carryforwards will offset Federal and state taxes otherwise due on pre-tax income with the exception of Federal alternative minimum taxes. If future events change the Company's estimate concerning the probability of utilizing its tax assets, appropriate adjustments will be made when such a conclusion is reached.

         Earnings per Share

         On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The effect of the stock split was to triple the number of shares outstanding. The stock split did not apply to the Company's treasury stock. The stock split is reflected retroactively in share amounts and earnings per share computations in the accompanying financial statements.

         In addition, since January 1, 1999, the Company has reacquired 628,100 shares of its common stock. As a result of these share acquisitions, earnings per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

         All statements other than statements of historical fact contained in this report are forward- looking statements. Forward-looking statements in this report generally are accompanied by words

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)


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

         During the quarter ended September 31, 1999, the Company generated $173 from operating activities. During the same period the Company invested $6,095 in oil and gas properties and $3,551 to reacquire shares of its common stock. In addition, it paid $368 in stockholder dividends. At December 31, 1999, the Company had $12,389 of unrestricted cash, $20,176 of working capital and no long-term debt.

         Discontinued Refining Operations

         Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries remain liable for contingent environmental liabilities (see Item 3 to the Company's Form 10-K for the year ended September 30, 1999 and Note 4 to Part I of this Form 10-Q.)

         Expected Sources and Uses of Funds

         As of February 11, 2000, the estimated future cash expenditures of the Company for the next two fiscal years consist of the following:

         a.   Investments in Oil and Gas Properties and Other Energy Sector
              Ventures




              1.   Development drilling on existing acreage..............$ 3,300
              2.   South Texas exploratory drilling ventures.............. 5,400
              3.   Romanian concession ................................... 1,900
                                                                         -------
                                                                         $10,600
                                                                         =======

              If the initial drilling results in the South Texas drilling ventures are less favorable than anticipated, the Company expects to be able to reduce this drilling commitment by approximately $4,000. Conversely, if the initial results are better than expected the Company may participate in the drilling of more wells than budgeted above. If the initial wildcat Romanian wells are successful, the Company may also increase its investment in that country significantly and could conceivably spend $10,000-$15,000 if new oil and gas fields are discovered.

              While the Company anticipated drilling up to 100 new wells in its Appalachian drilling joint venture, the Company has participated in the drilling of only twenty wells to date. Based upon the results achieved to date, the Company expects that it will participate in only a few additional Appalachian wells each year rather than in the number originally planned.

                            Castle Energy Corporation
                   (Dollars in Thousands Except Per Unit Data)
                                   (Unaudited)


              In addition, the Company is currently pursuing several other possible material investments in the energy sector. These possible investments include drilling ventures, the acquisition of oil and gas properties and oil and gas companies, as well as the acquisition of pipelines and gas marketing operations. Although most of these possible investments involve domestic properties, some involve investments overseas. Although the Company has recently concluded several transactions and believes it can conclude several additional transactions on terms favorable to the Company, there can be no assurance that such will be the case. Oil and gas prices have recently increased significantly and many potential sellers have decided not to sell or have not been forced to sell by their lenders. In addition, several sellers have raised the price for the oil/gas properties they are selling given currently high oil and gas prices and the acquisition of such properties at such high prices would not be in the Company's best interest. In addition, several large oil and gas companies have significantly more resources than the Company and other parties may be willing to pay more than the Company for a given acquisition.

         b. Repurchase of Company Shares - as of February 11, 2000, the Company had repurchased 4,491,017 of its shares of common stock at a cost of $64,277. The Company's Board of Directors previously authorized the repurchase of up to 4,750,000 shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares and/or to increase the repurchase authorization above 4,750,000 shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

              The treasury shares repurchased by the Company through December 31, 1999 were not affected by the Company's stock split.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         At December 31, 1999, the Company had available the following sources of funds:


Unrestricted cash - December 31, 1999................................... $12,389
Line of credit - energy bank............................................  30,000
Marketable securities...................................................   6,406
                                                                         -------
                                                                         $48,795
                                                                         =======

         In addition, the Company anticipates significant future cash flow from exploration and production operations.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         Risks

         The estimated sources of funds are subject to most of the risks enumerated below. The realization from the sale of the Company's investment in Penn Octane is dependent on the market value of such stock and the Company's ability to liquidate its Penn Octane stock investment at or near market values. Since Penn Octane is thinly capitalized and traded, liquidation of a large volume of Penn Octane stock, such as that owned by the Company, without significantly lowering the market price may be impossible.

         The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash. The Company can also use its unrestricted cash and future cash flow, as well as up to $30,000 from its line of credit, to acquire additional oil and gas properties and to conduct additional drilling. As a result, the Company believes it has available the financing to make additional future acquisitions of up to approximately $40,000-$50,000 while still funding its existing drilling commitments. The Company has also negotiated with several potential industry partners who may provide financing if the Company decides to make an acquisition for prices in excess of these amounts.

         The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

         a.    Contingent environmental liabilities.

         b.    Litigation - Long Trusts litigation and Rex Nichols litigation.

         c. Reserve price risk - the effect of price changes on unhedged oil and gas production.

         d. Exploration and production reserve risk - the effect of not finding the oil and gas reserves sought during new drilling - especially given the high percentage of exploratory drilling in which the Company is participating.

         e. Reserve risk - the effect of differences between estimated and actual reserves and production.

         f.    Public market for Company's stock.

         g.    Future of the Company.

         h. Foreign operation risks. Since the Company has already incurred $1,550 and expects to spend at least $2,000 in the next year to drill a Romanian concession, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         i. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)


         The Company spent approximately $120 and devoted significant management resources to insure that it did not have any Year 2000 problems. No such problems materialized.

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

                   Castle Energy Corporation and Subsidiaries
                             (Dollars in thousands)
                                   (Unaudited)



Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, the Company had hedged 154,000 barrels of crude oil that it expects to produce from January 1, 2000 to July 31, 2000 using futures contracts. The average hedged price (based upon prices on the New York Mercantile Exchange ("NYMEX")) for these hedged barrels is $19.66 per barrel. The current average settlement price for crude oil for this time period is $26.57 per barrel. Accordingly, if the Company settled all of its crude oil hedges at the current settlement price, its crude oil sales would decrease by approximately $1,064. Although the price the Company receives for its production is less than NYMEX pricing due to location basis differentials, the Company's management believes that NYMEX pricing is highly correlated to its production field prices. Accordingly, management expects that any changes in NYMEX prices will be offset by similar changes in the field prices the Company receives for is production. If NYMEX prices increase or decrease ten percent, management expects that the Company's field prices would also increase or decrease approximately ten percent.

         Excluding the 154,000 barrels of hedged crude oil production above, which constitute approximately 62% of the Company's expected crude oil production during this period, the Company has not hedged its remaining expected crude oil production or any of expected natural gas production. As a result, the Company remains at risk with respect to such unhedged expected production. If oil and gas market prices increase, oil and gas sales applicable to the unhedged production will increase. If oil and gas market prices decrease, oil and gas sales related to such unhedged production will decrease.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1999. Also see Note 4 to the attached December 31, 1999 financial statements included in Part I.

Item 6.  Exhibits and Reports on Form 8-K

   (A)   Exhibits:
         Exhibit 10.133 - Asset Acquisition Agreement between Castle Exploration
                          Company, Inc., Deerlick Creek Partners, I., L.P. and
                          Deven Resources, Inc. effective September 1, 1999
         Exhibit 10.134 - Purchase and Sale Agreement, dated December 15, 1999, between Whiting Park Production, Ltd. and Castle
                          Exploration Company, Inc.
         Exhibit 10.135 - Asset Acquisition Agreement between Castle Exploration
                          Company, Inc. and American Refining and Exploration
                          Company, Deven Resources Inc., CMS/Castle Development
                          Fund I L.P., Effective as of October 1, 1999
         Exhibit 11.1 -   Statement re: Computation of Earnings Per Share
         Exhibit 27 -     Financial Data Schedule

   (B)  Reports on Form 8-K:  None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  February 13, 2000                       CASTLE ENERGY CORPORATION
              -----------------



                                                      /s/Richard E. Staedtler
                                                      --------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer