Form 10-Q
period 2000-03-31
CASTLE ENERGY CORP
filed 2000-05-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000
                               -------------------------

                                       or


/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period ended

                         Commission file number: 0-10990
                                              -----------


                            CASTLE ENERGY CORPORATION
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                         Delaware                                                          76-0035225
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)


              One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania 19087
-----------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                     (Zip Code)


Registrant's Telephone Number, Including Area Code           (610) 995-9400
                                                            ---------------


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
                                               ------     --------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,817,886 shares of Common Stock, $.50 par value outstanding as of May 5, 2000.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                    Page #


Part I.      Financial Information


             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - March 31, 2000 (Unaudited)
                          and September 30, 1999.................................................      1

                          Consolidated Statements of Operations - Three Months
                          Ended March 31, 2000 and 1999 (Unaudited)..............................      2

                          Consolidated Statements of Operations - Six Months Ended
                          March 31, 2000 and 1999 (Unaudited)....................................      3

                          Consolidated Statements of Cash Flows - Six Months Ended
                          March 31, 2000 and 1999 (Unaudited)....................................      4

                          Consolidated Statements of Stockholders' Equity and Other
                          Comprehensive Income - Year Ended September 30, 1999
                          and Six Months Ended March 31, 2000 (Unaudited)........................      5

                          Notes to the Consolidated Financial Statements (Unaudited).............      6

             Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................     12

             Item 3. Qualitative and Quantitative Disclosures About Market Risk..................     21

Part II.     Other Information

             Item 1.      Legal Proceedings......................................................     22

             Item 6.      Exhibits and Reports on Form 8-K.......................................     22

Signature    ....................................................................................     23


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                   March 31,     September 30,
                                                                                     2000            1999
                                                                                   ---------     -------------
                                     ASSETS                                          (Unaudited)
Current assets:
    Cash and cash equivalents ..................................................   $  11,281          $  22,252
    Restricted cash ............................................................       2,091                770
    Accounts receivable ........................................................       3,911              5,172
    Marketable securities ......................................................      10,077              4,194
    Prepaid expenses and other current assets ..................................         379                594
    Note receivable - Penn Octane Corporation ..................................         500
    Estimated realizable value of discontinued net refining assets .............         800                800
                                                                                   ---------          ---------
      Total current assets .....................................................      29,039             33,782
Property, plant and equipment, net:
    Natural gas transmission ...................................................          57                 60
    Furniture, fixtures and equipment ..........................................         226                298
    Oil and gas properties, net (full cost method):
            Proved properties ..................................................      28,488             24,765
            Unproved properties not being amortized ............................       3,562              1,862
Other assets ...................................................................                             29
                                                                                   ---------          ---------
      Total assets .............................................................   $  61,372          $  60,796
                                                                                   =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable ...........................................................   $     350          $     368
    Accounts payable ...........................................................       2,442              2,918
    Accrued expenses ...........................................................         371                802
      Net refining liabilities retained ........................................       3,205              3,205
                                                                                   ---------          ---------
      Total current liabilities ................................................       6,368              7,293
                                                                                   ---------          ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 issued at March 31, 2000 and September 30, 1999 ...............       5,752              5,752
    Additional paid-in capital .................................................      67,365             67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes ......................................       8,160              2,396
    Retained earnings ..........................................................      38,004             38,716
                                                                                   ---------          ---------
                                                                                     119,281            114,229
    Treasury stock at cost - 4,491,017 shares at March 31, 2000 and
        4,282,217 shares at September 30, 1999 .................................     (64,277)           (60,726)
                                                                                   ---------          ---------
      Total stockholders' equity ...............................................      55,004             53,503
                                                                                   ---------          ---------
      Total liabilities and stockholders' equity ...............................   $  61,372          $  60,796
                                                                                   =========          =========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                        Three Months Ended March 31,
                                                                             2000            1999
                                                                         -----------    -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales ......................................................                  $    21,697
                                                                                        -----------
                                                                                             21,697
                                                                                        -----------
    Exploration and production:
      Oil and gas sales ..............................................   $     3,318            581
      Well operations ................................................           185             87
                                                                         -----------    -----------
                                                                               3,503            668
                                                                         -----------    -----------
                                                                               3,503         22,365
                                                                         -----------    -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases ..................................................                       13,318
      Transportation .................................................                          494
      General and administrative .....................................                           67
      Depreciation and amortization ..................................                        2,365
                                                                                        -----------
                                                                                             16,244
                                                                                        -----------
    Exploration and production:
      Oil and gas production .........................................         1,636            287
      General and administrative .....................................           361            149
      Depreciation, depletion and amortization .......................           941             82
                                                                         -----------    -----------
                                                                               2,938            518
                                                                         -----------    -----------
    Corporate general and administrative expenses ....................           952            778
                                                                         -----------    -----------
                                                                               3,890         17,540
                                                                         -----------    -----------
Operating income (loss) ..............................................          (387)         4,825
                                                                         -----------    -----------

Other income:
        Interest income ..............................................           195            478
        Other income (loss) ..........................................           (90)            33
                                                                         -----------    -----------
                                                                                 105            511
                                                                         -----------    -----------
Net income (loss) before provision for income taxes ..................          (282)         5,336
                                                                         -----------    -----------
Provision for (recovery of) income taxes:
        State ........................................................                           39
        Federal ......................................................            (5)         1,359
                                                                         -----------    -----------
                                                                                  (5)         1,398
                                                                         -----------    -----------
Net income (loss) ....................................................   ($      277)   $     3,938
                                                                         ===========    ===========

Net income (loss) per share:
        Basic ........................................................   ($      .04)   $       .46
                                                                         ===========    ===========
        Diluted ......................................................   ($      .04)   $       .46
                                                                         ===========    ===========

Weighted average number of common and potential dilutive common shares outstanding:
       Basic .........................................................     7,012,887      8,484,699
                                                                         ===========    ===========
       Diluted .......................................................     7,012,887      8,615,901
                                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                       Six Months Ended March 31,
                                                                           2000            1999
                                                                        -----------    ------------
Revenues:
    Natural gas marketing and transmission:
      Gas sales .....................................................                  $    42,152
                                                                                       -----------
                                                                                            42,152
                                                                                       -----------
    Exploration and production:
      Oil and gas sales .............................................   $     7,403            972
      Well operations ...............................................           359            177
                                                                        -----------    -----------
                                                                              7,762          1,149
                                                                        -----------    -----------
                                                                              7,762         43,301
                                                                        -----------    -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases .................................................                       26,264
      Transportation ................................................                          953
      General and administrative ....................................                          156
      Depreciation and amortization .................................                        4,731
                                                                                       -----------
                                                                                            32,104
                                                                                       -----------

    Exploration and production:
      Oil and gas production ........................................         3,185            481
      General and administrative ....................................           859            396
      Depreciation, depletion and amortization ......................         2,213            149
                                                                        -----------    -----------
                                                                              6,257          1,026
                                                                        -----------    -----------
    Corporate general and administrative expenses ...................         1,860          1,891
                                                                        -----------    -----------
                                                                              8,117         35,021
                                                                        -----------    -----------
Operating income (loss) .............................................          (355)         8,280
                                                                        -----------    -----------

Other income:
        Interest income .............................................           394            945
        Other income (loss) .........................................           (57)            34
                                                                        -----------    -----------
                                                                                337            979
                                                                        -----------    -----------
Net income (loss) before provision for income taxes .................           (18)         9,259
                                                                        -----------    -----------
Provision for (recovery of) income taxes:
        State .......................................................                           78
        Federal .....................................................                        2,732
                                                                        -----------    -----------
                                                                                             2,810
                                                                                       -----------
Net income (loss) ...................................................   ($       18)   $     6,449
                                                                        ===========    ===========

Net income (loss) per share:
        Basic .......................................................   ($      .00)   $       .75
                                                                        ===========    ===========
        Diluted .....................................................   ($      .00)   $       .73
                                                                        ===========    ===========

Weightedaverage number of common and potential dilutive common shares outstanding:
        Basic .......................................................     7,070,433      8,654,763
                                                                        ===========    ===========
        Diluted .....................................................     7,070,433      8,808,372
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)



                                                                 Six Months Ended March 31,
                                                                   2000             1999
                                                                 --------         --------

Net cash flow provided by operating activities ...............   $  1,359         $ 13,994
                                                                 --------         --------

Cash flows from investing activities:
       Investment in pipelines ...............................                         (15)
       Investment in furniture, fixtures and equipment .......        (45)
       Investment in oil and gas properties ..................     (7,516)            (301)
       Investment in note receivable - Penn Octane Corporation       (500)
                                                                 --------         --------
                 Net cash (used in) investing activities .....     (8,061)            (316)
                                                                 --------         --------

Cash flows from financing activities:
         Dividends paid to stockholders ......................       (718)            (881)
         Acquisition of treasury stock .......................     (3,551)          (5,552)
                                                                 --------         --------
                 Net cash (used in) financing activities .....     (4,269)          (6,433)
                                                                 --------         --------
Net increase (decrease) in cash and cash equivalents .........    (10,971)           7,245
Cash and cash equivalents - beginning of period ..............     22,252           36,600
                                                                 --------         --------
Cash and cash equivalents - end of period ....................   $ 11,281         $ 43,845
                                                                 ========         ========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)


                                                  Year Ended September 30, 1999 And Six Months Ended March 31,  2000
                                          -----------------------------------------------------------------------------------
                                                                                                   Accumulated
                                              Common Stock         Additional                         Other
                                          -------------------        Paid-In      Comprehensive  Comprehensive    Retained
                                          Shares       Amount        Capital         Income          Income       Earnings
                                          ------       ------     ------------- ---------------- --------------  ---------

Balance - October 1, 1998............     6,803,646       $3,402        $67,122                                      $34,836
Stock acquired.......................
Options exercised....................        25,000           12            243
Dividends declared ($.25 per share)..                                                                                 (2,048)
Stock split retroactively applied....     4,675,258        2,338                                                      (2,338)
Comprehensive income.................
  Net income.........................                                                   $  8,266                       8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax........                                                      2,396         $2,396
                                                                                       ---------
                                         ----------        -----         ------          $10,662         -----        ------
Balance - September 30, 1999.........    11,503,904        5,752         67,365        =========          2,396       38,716
Stock acquired.......................
Dividends declared ($.05/share)......                                                                                   (694)
Comprehensive income.................
  Net income (loss)..................                                                   ($    18)                        (18)
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax........                                                      5,764          5,764
                                                                                         -------
                                         ----------       ------        -------           $5,746         ------      -------
Balance - March 31, 2000.............    11,503,904       $5,752        $67,365           ======         $8,160      $38,004
                                         ==========       ======        =======                          ======      =======



                                           Year Ended September 30, 1999 And Six Months Ended March 31,  2000
                                          -------------------------------------------------------------------

                                             Treasury Stock
                                           --------------------
                                           Shares       Amount        Total
                                           ------       ------    ---------

Balance - October 1, 1998............      3,862,917     ($53,807)   $51,553
Stock acquired.......................        419,300       (6,919)    (6,919)
Options exercised....................                                    255
Dividends declared ($.25 per share)..                                 (2,048)
Stock split retroactively applied....
Comprehensive income.................
  Net income.........................                                  8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax........                                  2,396

                                           ---------      -------     ------
Balance - September 30, 1999.........      4,282,217      (60,726)    53,503
Stock acquired.......................        208,800       (3,551)    (3,551)
Dividends declared ($.05/share)......                                   (694)
Comprehensive income.................
  Net income (loss)..................                                    (18)
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax........                                  5,764

                                           ---------      -------     ------
Balance - March 31, 2000.............      4,491,017     ($64,277)   $55,004
                                           =========      =======    =======

   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)




Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and six month periods ended March 31, 2000 and 1999 and for a fair statement of financial position at March 31, 2000.

Note 2 - September 30, 1999 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1999 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for almost five years, and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995 although they may impact the Company's future operations.

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

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") was investigating offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. The Indian Refinery, located in Lawrenceville, Illinois, was previously operated by Indian Refinery I Limited Partnership ("IRLP"), a subsidiary of the Company inactive since September 30, 1995. Neither the Company nor IRLP was named with respect to these specific matters.

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

        As of May 5, 2000, neither of the refineries had restarted. The Powerine Refinery has been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


bankruptcy in the United States Bankruptcy Court in the District of Delaware under Chapter 11 of the United States Bankruptcy Code and later sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties.

        Although the environmental liabilities related to the Indian Refinery and the Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, purchaser of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. The current owner of the Indian Refinery is dismantling it. The current owner of the Powerine Refinery is reported to be continuing to seek financing to restart that refinery. Furthermore, as noted above, the Company and two of its subsidiaries have been named by the EPA as potentially responsible parties for the remediation of the Indian Refinery.

        An opinion issued by the U.S. Supreme Court in June 1998 in a comparable matter supports the Company's position. Nevertheless, if funds for environmental clean-up are not provided by former and/or present owners of the refineries, it is possible that the Company and/or one or more of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company ultimately prevails in such a circumstance, should litigation involving the Company or any of its former or current refining subsidiaries occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        Litigation

        Larry Long Litigation

        Larry Long, the original plaintiff who filed suit against the Company on his own behalf and for others similarly situated, seeking royalties on certain operating fees paid to one of the Company's subsidiaries, has withdrawn from that litigation and is no longer a plaintiff in the case. The remaining purported class representative, Travis Crim, continues, however, to pursue the claim.

        The Company's motion for summary judgement in this case was denied in April 2000.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



        Rex Nichols et al Lawsuit

        In April 2000, the Company agreed to settle this lawsuit for $120. The Company expects to pay the settlement amount to the plaintiffs in May 2000.

        There have been no material litigation developments since those reported in Item 3 of the Company's Form 10-K for the year ended September 30, 1999 except as indicated above.

Note 5 - New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that it will adopt SFAS 133 effective October 1, 2000. The Company has not yet determined the impact of SFAS 133 on its financial condition or results of operations.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         The Company will continue to account for its current crude oil and any future crude oil or natural gas hedges pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") until SFAS 133 becomes effective for the Company.

Note 6 - Derivative Financial Instruments

         Until May 31, 1999, the Company's natural gas marketing subsidiaries utilized futures contracts and natural gas basis swaps to reduce their exposure to changes in the market price of natural gas. Effective May 31, 1999, all natural gas marketing contracts terminated. As a result of these hedging transactions, the cost of gas purchases increased $721 and $577 for the six month and three month periods ending March 31, 1999, respectively.

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit. In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production at the time (approximately 22,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. For the six month and three month periods ended March 31, 2000, oil and gas sales decreased $984 and $653, respectively, as a result of such hedging activities.

Note 7 - Information Concerning Reportable Segments

         During the six month period ended March 31, 1999, the Company operated in two segments of the energy industry: oil and gas exploration and production and natural gas marketing. During the six months ended March 31, 2000, the Company operated in only one segment of the energy industry - oil and gas exploration and production. The Company does not allocate interest income, interest expense or income tax expense between these segments. The operating income achieved by each of the Company's segments was as follows:

         Six months ended March 31, 2000:

                                                                                                   Operating
                      Segment                           Revenues            Expenses                Income
                      -------                           --------            --------               ---------

1.    Oil and gas exploration and
         production                                     $  7,762           ($  6,257)               $  1,505
                                                        ========            ========                ========

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         Six months ended March 31, 1999:


                                                                                                   Operating
                      Segment                           Revenues            Expenses                Income
                      -------                           --------            --------               ---------

1.    Oil and gas exploration and
         production                                     $  1,149            ($  1,026)               $     123
2.    Natural gas marketing                               42,152              (32,104)                  10,048
                                                        --------              -------                 --------
                                                         $43,301             ($33,130)                 $10,171
                                                         =======              =======                  =======

         Three months ended March 31, 2000:


                                                                                                   Operating
                      Segment                           Revenues            Expenses                Income
                      -------                           --------            --------               ---------

1.    Oil and gas exploration and
         production                                     $  3,503              ($2,938)                $    565
                                                        ========               ======                 ========


         Three months ended March 31, 1999:


                                                                                                   Operating
                      Segment                           Revenues            Expenses                Income
                      -------                           --------            --------               ---------
1.    Oil and gas exploration and
         production                                    $     668            ($    518)                $    150
2.    Natural gas marketing                               21,697              (16,244)                   5,453
                                                        --------              -------                  -------
                                                         $22,365             ($16,762)                  $5,603
                                                         =======              =======                   ======

         Total assets applicable to each of the Company's two operating segments were as follows:


                                                 March 31,      September 30,
                                                   2000             1999
                                                 --------       ------------

Oil and gas exploration and production........    $85,201         $ 79,076
Natural gas marketing.........................     67,727           67,720
Corporate and intercompany adjustments........    (91,556)         (86,000)
                                                 --------         --------
                                                  $61,372         $ 60,796
                                                  =======         ========

Note 8 - Stock Split

         On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The additional shares were paid on January 31, 2000 and the Company's shares first traded at post split prices on February 1, 2000. The stock split applied only to the Company's outstanding shares on January 12, 2000 (2,337,629 shares) and did not apply to treasury shares (4,491,017 shares).
                                      -11-

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

As a result of the stock split 4,675,258 additional shares were issued and the Company's common stock book value was increased $2,338 to reflect additional par value applicable to the additional shares issued to effect the stock split. All share changes, including those affecting the recorded book value of common stock, have been recorded retroactively.

Note 9 - Subsequent Events

         Subsequent to March 31, 2000, the Company repurchased 195,000 shares of its common stock for $980.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. During the six month period ended March 31, 1999, the Company was engaged in natural gas marketing and oil and gas exploration and production. During this period revenues from natural gas marketing operations aggregated $42,152 while those from the Company's exploration and production operations aggregated only $1,149. On May 31, 1999, the Company's natural gas marketing operations ended because of the expiration of the Company's subsidiaries' natural gas marketing gas contracts. On June 1, 1999, however, the Company acquired all of the oil and gas assets of AmBrit. The production associated with AmBrit's oil and gas properties approximated 425% of the Company's oil and gas production prior to the acquisition. As a result of the foregoing the Company was engaged in only exploration and production for the six months ended March 31, 2000 and comparison with the Company's operations for the six months ended March 31, 1999 is neither meaningful nor applicable to the Company's expected future operations. Accordingly, we have compared exploration and production operations for the quarter ended March 31, 2000 with exploration and production operations for the quarter ended December 31, 1999. Conversely, for the other components of operations and net income (corporate general and administrative expenses, other income (loss) and provisions for income taxes) we have continued to compare fiscal 2000 year-to-date results with fiscal 1999 year-to-date results because changes in these components are not substantially related to the Company's change in emphasis from natural gas marketing to exploration and production. Instead, changes in these components are primarily related to other factors.

         Exploration and Production

         Key exploration and production data for the quarters ended December 31, 1999 and March 31, 2000 are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)




                                                                Three Months        Three Months
                                                                   Ended                Ended
                                                                 March 31,           December 31,
                                                                    2000                 1999
                                                                 ---------             ---------
Production Volumes:
------------------
      Barrels of crude oil (net)............................        61,820                69,188
      Mcf (thousand cubic feet) of natural gas (net)........       876,763             1,108,491
      Mcf equivalents (net) *...............................     1,247,683             1,523,619


Oil/Gas Prices:-

      Crude Oil/Barrel:
      -----------------
         Gross..............................................        $27.65                $23.70
         Hedging effects....................................        (10.81)                (3.82)
                                                                 ---------             ---------
         Net of hedging.....................................        $16.84                $19.88
                                                                 =========             =========

      Natural Gas/Mcf:
      ---------------
         Gross..............................................       $  2.58               $  2.50
         Hedging effects....................................          0.02                 (0.06)
                                                                 ---------             ---------
         Net of hedging.....................................       $  2.60               $  2.44
                                                                 =========             =========

Oil and Gas Production Expenses/mcf Equivalent..............       $  1.31               $  1.02
----------------------------------------------                   =========             =========


* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

         Production volumes of oil and gas (mcf equivalents) decreased approximately 18.1% from the first quarter of fiscal 2000 to the second quarter of fiscal 2000. A significant portion of the production decline was expected due to the generally fast decline curves associated with certain production acquired from AmBrit. In addition, two wells which produced significant volumes for the entire first quarter were shut in for most of the second quarter and contributed to the decrease in production for the quarter. In addition, the Company's recently acquired wells in West Delta Block 52 were shut in for most of the quarter ended March 31, 2000 due to the reworking of the salt water disposal well and compressor problems. The West Delta Block 52 wells produced approximately 300 gross barrels of crude oil per day (180 net barrels per day to the Company's interest) prior to shut down. Although these wells have been returned to production at their previous rates, the shut down reduced anticipated volumes for the second fiscal quarter by approximately two-thirds.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         For the quarter ended March 31, 2000, the average gross price earned per barrel of crude oil was $27.65 versus $23.70 for the quarter ended December 31, 1999. Generally, the Company receives oil prices for most of its crude of equal to prices posted by major purchasers plus a premium of $.50-$2.50 per barrel. For the quarter ended March 31, 2000, the price earned by the Company was approximately $1.96 above the average posted price. For the quarter ended December 31, 1999, the premium above posted prices was approximately $1.89 per barrel. For the quarter ended March 31, 2000, the Company incurred a hedging loss of $10.81 per barrel of crude oil because it had hedged most of its expected production for this quarter in July of 1999 based upon the average prices of crude oil traded on the New York Mercantile Exchange (NYMEX) at that time - $20.02 per barrel. This resulted in a net price earned per barrel of crude oil sold of $16.84 per barrel versus an average hedged price at $20.63 per barrel and a net price of $19.88 per barrel for the first quarter of fiscal 2000.

         The Company has hedged 88,000 barrels of its expected crude oil production through July of 2000 at an average price of $19.40 based upon NYMEX prices. The Company has settled its hedges for 44,000 barrels of crude oil for April and May at an average price of $27.68 per barrel resulting in a hedging loss of $357. The Company expects that the price it realizes for its crude will be less than the NYMEX price after taking into account the premiums over posted crude oil prices that it receives. The Company has not hedged any of its anticipated crude oil production expected after July 31, 2000 and thus remains subject to crude oil price risk for anticipated crude oil production after July 31, 2000. Subsequent to March 31, 2000, crude oil prices decreased 10%-15%.

         For the quarter ended March 31, 2000 average gross natural gas prices earned by the Company were $2.58 per mcf versus $2.50 per mcf for the quarter ended December 31, 1999. For the quarter ended December 31, 1999 hedging losses reduced the net price earned to $2.44 per mcf. For the quarter ended March 31, 2000, hedging increased the net price earned to $2.60 per mcf. The Company has not hedged any of its anticipated future natural gas production and thus remains exposed to future increases or decreases in natural gas prices. Subsequent to March 31, 2000, natural gas prices increased 15%-20% and have recently reached their highest levels in several years. If such prices remain high the Company's gas sales will increase because the Company sells most of its natural gas at market prices and has not hedged any anticipated future natural gas production. There can, however, be no assurance that natural gas prices will remain high.

         Oil and gas unit production expenses for the quarter increased 28.4% from $1.02 per mcf equivalent for the quarter ended December 31, 2000 to $1.31 per mcf equivalent for the quarter ended March 31, 2000. Most of the increase in oil and gas production costs per mcf equivalent were due to an 18.1% production decrease in the second quarter. Whereas production may vary due to several factors, including depletion of production reservoirs and temporary shut downs, production costs such as pumper salaries, operating overhead and field office costs often remain stable or increase with time. Such is the case when the second quarter production expenses are compared with those from the first quarter. The Company also attributes its relatively high unit production costs to the fact that a higher proportion of the properties acquired from AmBrit are operated by outside

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


parties who charge operating fees to operate the related wells in which the Company has an interest. Some of these operating fees are especially high given the volumes produced from the related wells. The Company is currently in the process of attempting to sell several marginal properties in which it has an interest and believes that such sales, if consummated, would reduce the production cost per mcf equivalent in the future. Finally, the Company has recently undertaken a higher than normal number of non capitalized repair and maintenance operations on the wells acquired from AmBrit and believes that the level of repairs and maintenance may decrease as a result in the future. Nevertheless, there can be no assurance that production expenses will decrease absolutely or per mcf equivalent produced in the future. Since the Company has acquired several new properties and drilled several wells in the six months ended March 31, 2000, such expenses will probably increase on an absolute basis even if they decrease on a unit basis simply because the Company owns interests in more producing wells and larger interests in some existing wells.

         Other Components of Operations

         Interest income decreased $551 or 58.3% from the first half of fiscal 1999 to the first half of fiscal 2000. The decrease is primarily attributable to a decrease in the average balance of cash outstanding during the periods being compared.

         Other income decreased $91 from income of $34 for the six months ended March 31, 1999 to a loss of $57 for the six months ended March 31, 2000. The primary reason for the decrease was the settlement of the Rex Nichols et al lawsuit in April 2000 for $120. The settlement was recorded as of March 31, 2000 because the lawsuit was filed and related to transactions before March 31, 2000. There was no similar lawsuit settlement during the six-month period ended March 31, 1999.

         The tax provision for the six months ended March 31, 1999 primarily represents the amortization of the Company's net deferred tax asset at an effective rate of 36% of pre-tax book income. No analogous tax recovery has been recorded for the six months ended March 31, 2000 because the only significant income taxes the Company has paid in the last three years, federal alternative minimum taxes, are not recoverable through carryback of losses - such as that sustained for the six months ended March 31, 2000.

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

         In addition, from January 1, 1999 to March 31, 2000, the Company reacquired 628,100 shares of its common stock. As a result of these share acquisitions, earnings per outstanding share for the three and six month periods ended March 31, 2000 and 1999 have been higher than would

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


have been the case if no shares had been repurchased. Subsequent to March 31, 2000, the Company acquired an additional 195,000 of its shares.

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

         During the six months ended March 31, 2000, the Company generated $1,859 from operating activities. During the same period the Company invested $7,516 in oil and gas properties and $3,551 to reacquire shares of its common stock. In addition, it paid $718 in stockholder dividends. At March 31, 2000, the Company had $11,281 of unrestricted cash, $22,671 of working capital and no long-term debt.

         Discontinued Refining Operations

         Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed the related environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries remain liable for contingent environmental liabilities (see Item 3 to the Company's Form 10-K for the year ended September 30, 1999 and Note 4 to
Item 1 of Part I of this Form 10-Q.)

         Expected Sources and Uses of Funds

         As of May 5, 2000, the estimated minimum future cash expenditures of the Company for the period from March 31, 2000 to September 30, 2001 are as follows:

         a.   Oil and Gas Drilling



1.   Development drilling on existing acreage............     $5,749
2.   South Texas exploratory drilling ventures...........      1,150
3.   Romanian concession ................................      1,340
                                                             -------
                                                              $8,239
                                                             =======

              The first two wells in one of the two South Texas exploratory drilling ventures in which the Company participates resulted in two dry holes. The Company is obligated to participate in drilling a third exploratory well but may terminate its participation in this venture after the third well has been drilled whether or not it results in another dry hole.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


              The above estimate of drilling costs assumes that the Company will terminate its participation after the third well is drilled. If the third well is successful and the Company decides to continue to participate in the remaining nine wells originally planned, the Company's drilling costs are expected to increase by approximately $3,000 over that estimated above.

              In the second South Texas exploratory drilling venture in which the Company participates the first two wells drilled resulted in one dry hole and one producing well. The Company is obligated to participate in the drilling of two more exploratory wells in this drilling venture and expects to do so before September 30, 2000. If these two wells are successfully completed, the Company may participate in two more development locations resulting in additional drilling costs net to the Company of approximately $950. Such additional drilling costs are not included in the estimate above.

              The initial wildcat well on one of the Company's Romanian concessions was drilled in April and is currently being evaluated to determine the prospectivety of the geological structure and whether the wellbore can be completed as a producer or should be plugged. One of the Company's subsidiaries owns a 50% non-operating interest in the three Romanian concessions. The subsidiary expects to participate in drilling four additional wildcat wells before September 30, 2001. If these wildcat wells are successful, the Company's subsidiary could participate in the drilling of as many as fifty-five additional wells at an additional cost of approximately $18,550. Such additional costs are not included in the estimate above.

              As a result of the foregoing, if all future drilling is successful, the Company's future drilling costs could increase by as much as $22,500 over that estimated above.

         b. Repurchase of Company Shares - As of May 5, 2000, the Company had repurchased 4,686,017 of its shares of common stock at a cost of $65,257. The Company's Board of Directors previously authorized the repurchase up to 5,819,949 shares (after taking into account the 200% stock dividend effective January 31, 2000) to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase up to 581,949 additional shares and/or to increase the repurchase authorization above 5,267,966 shares will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

              The treasury shares repurchased by the Company through January 31, 2000 were not affected by the Company's stock split.

         c. Recurring Dividends - The Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


              expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         d.   Acquisition of Oil and Gas Properties and Other Energy Investments
              - The Company is currently pursuing several other possible material investments in the energy sector. These possible investments include additional drilling ventures, the acquisition of oil and gas properties and oil and gas companies, as well as the acquisition of pipelines and gas marketing operations. Although most of these possible investments involve domestic properties, some involve investments overseas. Although the Company has recently concluded several transactions and believes it can conclude several additional transactions on terms favorable to the Company, there can be no assurance that such will be the case. Oil and gas prices have recently increased significantly and many potential sellers have decided not to sell or have not been forced to sell by their lenders. In addition, several sellers have raised the price for the properties they are selling given currently high oil and gas prices. Management believes that the acquisition of such properties at such high prices would not be in the Company's best interest. In addition, several large oil and gas companies have significantly more resources than the Company and other parties may be willing to pay more than the Company for a given acquisition. As a result, the Company may not be able to consummate the acquisitions it seeks to make at a reasonable price.

         At March 31, 2000, the Company had available the following sources of funds:


Unrestricted cash - March 31, 2000...................................  $11,281
Line of credit - energy bank.........................................   30,000
Marketable securities of Penn Octane Corporation ("Penn Octane").....   10,077
                                                                       -------
                                                                       $51,358
                                                                       =======

         In addition, the Company anticipates significant future cash flow from exploration and production operations.

         The Company also believes it could obtain additional financing through the issuance of notes, debentures, preferred stock or additional shares of the common stock of the Company should it require financing beyond the sources listed above for a major acquisition.

         The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash and future operating cash flows. The Company can also use its unrestricted cash and future cash flow and the proceeds obtainable by liquidating its marketable securities, as well as up to $30,000 from its line of credit, to acquire additional oil and gas properties and to conduct additional drilling. As a result, the Company believes it has available the financing to make additional future acquisitions of up to approximately $40,000-$50,000 while still funding its existing drilling commitments. The Company has also negotiated with several potential industry partners

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


who may provide financing if the Company decides to make an acquisition for prices in excess of these amounts.

      The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

         a. Contingent environmental liabilities (see Note 4 to the financial statements).

         b. Litigation - Long Trusts litigation. If the Company loses this case, its cash flow and future earnings would be adversely affected.

         c. Reserve price risk - the effect of price changes on unhedged oil and gas production. The Company has not hedged most of its anticipated future production.

         d. Exploration and production reserve risk - the effect of not finding the oil and gas reserves sought during new drilling - especially given the high percentage of exploratory and wildcat drilling in which the Company is participating.

         e. Reserve risk - the effect of differences between estimated and actual reserves and production.

         f. Public market for Company's stock. The Company's stock price has fluctuated significantly in the last quarter. Often such fluctuations have occurred although trading volumes have been insignificant.

         g. Foreign operation risks. Since the Company has already incurred $1,987 and expects to spend a minimum of $1,340 in the next seventeen months to drill on its Romanian concessions, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         h. The realization from the sale of the Company's investment in Penn Octane (common stock and options) is dependent on the market value of such stock and the Company's ability to liquidate its Penn Octane stock investment at or near market values. Since Penn Octane is thinly capitalized and traded, liquidation of a large volume of Penn Octane common stock, such as that owned by the Company, 1,067,667 shares, without significantly lowering the market price may be impossible. Subsequent to March 31, 2000, the market price of Penn Octane common stock decreased approximately 21% to $7.50 per share on May 5, 2000.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



         j. At the present time, the Company's general and administrative burden is high. The Company believes that it can reduce this burden by making several future oil and gas acquisitions without substantially increasing its general and administrative expenses but the Company has not been able to make any such large acquisitions since it acquired AmBrit in June 1999. In addition, the price at which the Company's stock has been trading has decreased significantly during the last three months as has the stock of many smaller public oil and gas exploration and production companies. As a result of the foregoing, the Company's Board of Directors may decide to sell the Company's assets and liquidate the Company, sell the Company's assets and make other investments or recommend a merger with another company. Complete liquidation of the Company, under such circumstances, would, however, probably require a significant time period given the Company's unresolved litigation, contingent environmental liabilities and the time necessary to sell the Company's reserves for the highest available price. Although the Company is currently seeking acquisitions of oil and gas properties and companies, its directors may decide to recommend one of these courses of actions or other restructuring actions given the relatively high prices currently being paid for oil and gas properties.

         The Company spent approximately $120 and devoted significant management resources to address potential Year 2000 problems. No such problems materialized.

         Readers should refer to the Management Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1998 for a description of the aforementioned risk factors.

         If any or several of these risks materialize, the Company's estimated financial position, cash flow and results of operations will probably be adversely impacted and the impact may be material. Given the number and variety of risks and the litigiousness of today's corporate world, it is reasonably possible that one or more of these risks may adversely impact the Company's future operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Item 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2000, the Company had hedged 88,000 barrels of crude oil that it expects to produce from April 1, 2000 to July 31, 2000 using futures contracts. The average hedged price (based upon prices on the New York Mercantile Exchange ("NYMEX")) for these hedged barrels is $19.40 per barrel. The Company settled hedges for 44,000 barrels for April and May, 2000 delivery at an average price of $27.68 per barrel resulting in a loss of $357. The current average settlement price for the 44,000 barrels hedged for June and July, 2000 is $26.29 per barrel. Accordingly, if the Company settled all of its crude oil hedges at the current settlement prices, its crude oil sales would decrease by approximately another $311. Although the price the Company receives for its production is less than NYMEX pricing due to location basis differentials, the Company's management believes that NYMEX pricing is highly correlated to its production field prices. Accordingly, management expects that any changes in NYMEX prices will be offset by similar changes in the field prices the Company receives for is production. If NYMEX prices increase or decrease ten percent, management expects that the Company's field prices would also increase or decrease approximately ten percent.

         Excluding the 88,000 barrels of hedged crude oil production above, which constitute in excess of 90% of the Company's expected crude oil production during this period, the Company has not hedged its remaining expected crude oil production or any of its expected natural gas production. As a result, the Company remains at risk with respect to such unhedged expected production. If oil and gas market prices increase, oil and gas sales applicable to the unhedged production will increase. If oil and gas market prices decrease, oil and gas sales related to such unhedged production will decrease.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1999. Also see Note 4 to the March 31, 2000 financial statements included in
Part I.

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits:
                    Exhibit 10.136 -     Promissary Note between CEC, Inc. and
                                         Penn Octane Corporation

                    Exhibit 10.137 -     Purchase Agreement between CEC, Inc.
                                         and Penn Octane Corporation, Effective
                                         January 5, 2000

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


       Date:      May 12, 2000                   CASTLE ENERGY CORPORATION
              ----------------------



                                                 /s/Richard E. Staedtler
                                                 -------------------------
                                                 Richard E. Staedtler
                                                 Chief Financial Officer
                                                 Chief Accounting Officer