Form 10-Q
period 2000-06-30
CASTLE ENERGY CORP
filed 2000-08-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                               ------------------------------------------------

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

         Indicate by check [CHECK] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [CHECK] No     .
                                            ---------  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,752,887 shares of Common Stock, $.50 par value outstanding as of August 11, 2000.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                              Page #
                                                                                              ------
Part I.      Financial Information

             Item 1.      Financial Statements:

                          Consolidated Balance Sheets - June 30, 2000 (Unaudited)
                          and September 30, 1999...............................................   1

                          Consolidated Statements of Operations - Three Months
                          Ended June 30, 2000 and 1999 (Unaudited).............................   2

                          Consolidated Statements of Operations - Nine Months
                          Ended June 30, 2000 and 1999 (Unaudited).............................   3

                          Condensed Consolidated Statements of Cash Flows - Nine
                          Months Ended June 30, 2000 and 1999 (Unaudited)......................   4

                          Consolidated Statements of Stockholders' Equity and Other
                          Comprehensive Income - Year Ended September 30, 1999
                          and Nine Months Ended June 30, 2000 (Unaudited)......................   5

                          Notes to the Consolidated Financial Statements (Unaudited)...........   6

                 Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................  12

                 Item 3. Qualitative and Quantitative Disclosures About Market Risk............  20

Part II.     Other Information

             Item 1.      Legal Proceedings....................................................  21

             Item 4.      Submission of Matters to a Vote of Security Holders..................  21

             Item 6.      Exhibits and Reports on Form 8-K.....................................  21

Signature .....................................................................................  22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                           June 30,          September 30,
                                                                                            2000                 1999
                                                                                          ----------         -------------
                                     ASSETS                                              (Unaudited)
Current assets:
    Cash and cash equivalents...................................................          $   8,956            $ 22,252
    Restricted cash.............................................................              2,114                 770
    Accounts receivable.........................................................              3,930               5,172
    Marketable securities.......................................................              7,607               4,194
    Prepaid expenses and other current assets...................................                561                 594
    Note receivable - Penn Octane Corporation...................................                502
    Estimated realizable value of discontinued net refining assets..............                800                 800
                                                                                          ---------            --------
      Total current assets......................................................             24,470              33,782
Property, plant and equipment, net:
    Natural gas transmission....................................................                 56                  60
    Furniture, fixtures and equipment...........................................                306                 298
    Oil and gas properties, net (full cost method):.............................
            Proved properties...................................................             30,658              24,765
            Unproved properties not being amortized.............................              1,904               1,862
Other assets....................................................................                                     29
                                                                                          ---------            --------
      Total assets..............................................................          $  57,394            $ 60,796
                                                                                          =========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable............................................................          $     337            $    368
    Accounts payable............................................................              1,756               2,918
    Accrued expenses............................................................                181                 802
      Net refining liabilities retained.........................................              3,205               3,205
                                                                                          ---------            --------
      Total current liabilities.................................................              5,479               7,293
                                                                                          ---------            --------
Commitments and contingencies...................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 issued at June 30, 2000 and September 30, 1999.................              5,752               5,752
    Additional paid-in capital..................................................             67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.......................................              5,740               2,396
    Retained earnings...........................................................             38,692              38,716
                                                                                          ---------            --------
                                                                                            117,549             114,229
    Treasury stock at cost - 4,751,017 shares at June 30, 2000 and
        4,282,217 shares at September 30, 1999..................................            (65,634)            (60,726)
                                                                                          ---------            --------
      Total stockholders' equity................................................             51,915              53,503
                                                                                          ---------            --------
      Total liabilities and stockholders' equity................................          $  57,394            $ 60,796
                                                                                          =========            ========

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                 Three Months Ended June 30,
                                                                  2000                1999
                                                                  ----                ----
Revenues:
    Natural gas marketing:
      Gas sales.............................................                       $    7,950
                                                                                   ----------

    Exploration and production:
      Oil and gas sales.....................................   $    4,945               1,599
      Well operations.......................................          187                 119
                                                               ----------          ----------
                                                                    5,132               1,718
                                                               ----------          ----------
                                                                    5,132               9,668
                                                               ----------          ----------
Expenses:
    Natural gas marketing:
      Gas purchases.........................................                            4,838
      Transportation........................................                              170
      Operating costs.......................................
      General and administrative............................                               60
      Amortization..........................................                            1,553
                                                                                   ----------
                                                                                        6,621
                                                                                   ----------
    Exploration and production:
      Oil and gas production................................        1,849                 741
      General and administrative............................          370                 259
      Depreciation, depletion and amortization..............        1,071                 691
      Write off of option...................................          119
                                                               ----------          ----------
                                                                    3,409               1,691
                                                               ----------          ----------
    Corporate general and administrative expenses...........          888               1,211
                                                               ----------          ----------
                                                                    4,297               9,523
                                                               ----------          ----------
Operating income............................................          835                 145
                                                               ----------          ----------

Other income (expense):
        Interest income.....................................          187                 356
        Other income (expense)..............................            2                 404
                                                               ----------          ----------
                                                                      189                 760
                                                               ----------          ----------
Income before provision for income taxes....................        1,024                 905
                                                               ----------          ----------

Provision for income taxes:
    State...................................................
    Federal.................................................                                5
                                                                                   ----------
                                                                                            5
                                                                                   ----------
Net income..................................................   $    1,024          $      900
                                                               ==========          ==========

Net income per share:
        Basic...............................................   $      .15          $      .12
                                                               ==========          ==========
        Diluted.............................................   $      .15          $      .11
                                                               ==========          ==========

Weighted average number of common and potential
       dilutive common shares outstanding:
       Basic................................................    6,866,357           7,788,936
                                                               ==========          ==========
       Diluted..............................................    6,977,214           7,931,154
                                                               ==========          ==========

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                  Nine Months Ended June 30,
                                                                   2000               1999
                                                                   ----               ----
Revenues:
    Natural gas marketing:
      Gas sales.............................................                       $   50,102
                                                                                   ----------

    Exploration and production:
      Oil and gas sales.....................................   $   12,348               2,571
      Well operations.......................................          546                 296
                                                               ----------          ----------
                                                                   12,894               2,867
                                                               ----------          ----------
                                                                   12,894              52,969
                                                               ----------          ----------
Expenses:
    Natural gas marketing:
      Gas purchases.........................................                           31,102
      Transportation........................................                            1,123
      Operating costs.......................................
      General and administrative............................                              216
      Amortization..........................................                            6,284
                                                                                   ----------
                                                                                       38,725
                                                                                   ----------
    Exploration and production:
      Oil and gas production................................        5,034               1,222
      General and administrative............................        1,229                 655
      Depreciation, depletion and amortization..............        3,284                 840
      Write off of option...................................          119
                                                               ----------          ----------
                                                                    9,666               2,717
                                                               ----------          ----------
    Corporate general and administrative expenses...........        2,748               3,102
                                                               ----------          ----------
                                                                   12,414              44,544
                                                               ----------          ----------
Operating income............................................          480               8,425
                                                               ----------          ----------

Other income (expense):
        Interest income.....................................          581               1,301
        Other income (expense)..............................          (55)                438
                                                               ----------          ----------
                                                                      526               1,739
                                                               ----------          ----------
Income before provision for income taxes....................          526              10,164
                                                               ----------          ----------

Provision for income taxes:
        State...............................................                               78
        Federal.............................................                            2,737
                                                                                   ----------
                                                                                        2,815
                                                                                   ----------
Net income..................................................   $    1,006          $    7,349
                                                               ==========          ==========

Net income per share:
        Basic...............................................   $      .14          $      .88
                                                               ==========          ==========
        Diluted.............................................   $      .14          $      .86
                                                               ==========          ==========

Weighted average number of common and potential dilutive
        common shares outstanding:
        Basic...............................................    7,001,047           8,367,516
                                                               ==========          ==========
        Diluted.............................................    7,144,368           8,516,391
                                                               ==========          ==========

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                                  Nine Months Ended June 30,
                                                                                   2000               1999
                                                                                   ----               ----
Net cash flow provided by operating activities...........................       $   2,522            $20,616
                                                                                ---------            -------

Net cash flows used in investing activities:
       Investment in furniture, fixtures, equipment and software.........            (172)              (113)
       Investment in oil and gas properties..............................          (9,169)           (21,620)
       Investment in note receivable - Penn Octane Corporation...........            (500)
                                                                                ---------             ------
                                                                                   (9,841)           (21,733)
                                                                                ---------             ------

Net cash flows used in financing activities:
       Dividends paid to stockholders....................................          (1,069)            (1,283)
       Acquisition of treasury stock.....................................          (4,908)            (6,145)
       Proceeds from exercise of stock options...........................                                255
                                                                                ---------            -------
                                                                                   (5,977)            (7,173)
                                                                                ---------            -------
Net decrease in cash and cash equivalents................................         (13,296)            (8,290)
Cash and cash equivalents - beginning of period..........................          22,252             36,600
                                                                                ---------            -------
Cash and cash equivalents - end of period................................       $   8,956            $28,310
                                                                                =========            =======

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)

                                                                Year Ended September 30, 1999 And Nine Months Ended June 30,  2000
                                    -----------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                           Common Stock          Additional                           Other
                                    ---------------------------    Paid-In      Comprehensive    Comprehensive     Retained
                                       Shares         Amount       Capital         Income            Income        Earnings
                                       ------         ------    ------------  ----------------  ----------------  ---------
Balance - October 1, 1998..........   6,803,646       $3,402      $67,122                                          $34,836
Stock acquired.....................
Options exercised..................      25,000           12          243
Dividends declared ($.25 per share)                                                                                 (2,048)
Stock split retroactively applied..   4,675,258        2,338                                                        (2,338)
Comprehensive income...............
  Net income.......................                                               $  8,266                           8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax......                                                  2,396            $2,396
                                                                                  --------
                                                                                  $ 10,662
                                     ----------       ------      -------         ========            ------       -------
Balance - September 30, 1999.......  11,503,904        5,752       67,365                              2,396        38,716
Stock acquired.....................
Dividends declared ($.05/share)....                                                                                 (1,030)
Comprehensive income...............                                               $  1,006                           1,006
  Net income (loss)................
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax......                                                  3,344             3,344
                                                                                  --------
                                                                                  $  4,350
                                     ----------       ------      -------         ========            ------       -------
Balance - June 30, 2000............  11,503,904       $5,752      $67,365                             $5,740       $38,692
                                     ==========       ======      =======                             ======       =======


                                                    Treasury Stock
                                                -----------------------
                                                 Shares        Amount         Total
                                                 ------        ------       ---------

Balance - October 1, 1998..........            3,862,917      ($53,807)       $51,553
Stock acquired.....................              419,300        (6,919)        (6,919)
Options exercised..................                                               255
Dividends declared ($.25 per share)                                            (2,048)
Stock split retroactively applied..
Comprehensive income...............
  Net income.......................                                             8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax......                                             2,396

                                               ---------       -------        -------
Balance - September 30, 1999.......            4,282,217       (60,726)        53,503
Stock acquired.....................              468,800        (4,908)        (4,908)
Dividends declared ($.05/share)....                                            (1,030)
Comprehensive income...............                                             1,006
  Net income (loss)................
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax......                                             3,344

                                               ---------       -------        -------
Balance - June 30, 2000............           $4,751,017      ($65,634)       $51,915
                                              ==========       =======        =======

   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and the Company's reports on Form 10-Q for the fiscal quarters ended December 31, 1999 and March 31, 2000.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and nine month periods ended June 30, 2000 and 1999 and for a fair statement of financial position at June 30, 2000.

Note 2 - September 30, 1999 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 1999 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for almost five years, and are inactive and in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995 although they may impact the Company's future operations.

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

        In October 1998, the EPA named the Company and two of its subsidiaries, including IRLP, as potentially responsible parties for the expected overall clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for approximately 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation.

        In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA information request in January 2000.

        As of August 11, 2000, neither of the refineries had restarted. The Powerine Refinery has been sold to an unrelated party, which, the Company has been informed, is seeking financing to restart that refinery. The purchaser of the Indian Refinery, American Western Refining Limited Partnership ("American Western"), defaulted on its $5 million note to IRLP, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court in the District of Delaware under

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Chapter 11 of the United States Bankruptcy Code and later sold the Indian Refinery to another unrelated party. The new owner is in the process of dismantling much of the Indian Refinery. Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. In addition, the Company received a claim from Texaco (see Note 9).

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

        See Note 9

        Litigation

        Rex Nichols et al Lawsuit

        In March 1998, the Company, one of its subsidiaries and one of its officers were sued by two outside interest owners owning interests in several wells formerly operated by one of the Company's exploration and production subsidiaries. The lawsuit was filed in the Fourth Judicial District of Rusk County, Texas. The lawsuit, as initially filed, sought unspecified net production revenues resulting from reversionary interests on several wells formerly operated by the Company's subsidiary. Subsequently, the plaintiffs expanded their petition claiming amounts in excess of $250 based upon their interpretation of other provisions of the underlying oil and gas leases.

        In May 2000, the Company settled this lawsuit for $120.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 5 - New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company anticipates that it will adopt SFAS 133 effective October 1, 2000. The Company has no outstanding hedges maturing after September 30, 2000 and would thus not be affected by SFAS 133 unless it hedges its anticipated production after September 30, 2000.

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

         The Company will continue to account for any future crude oil or natural gas hedges applicable to anticipated production prior to October 1, 2000 pursuant to Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts ("SFAS 80") until SFAS 133 becomes effective for the Company.

Note 6 - Derivative Financial Instruments

         Until May 31, 1999, the Company's natural gas marketing subsidiaries utilized futures contracts and natural gas basis swaps to reduce their exposure to changes in the market price of natural gas. Effective May 31, 1999, all natural gas marketing contracts terminated. As a result of

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except production unit amounts)
                                   (Unaudited)

these hedging transactions, the cost of gas purchases increased $569 for the nine months ending June 30, 1999 and decreased $152 for the three month period ended June 30, 1999.

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit. In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production at the time (approximately 22,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. The Company settled all of its outstanding natural gas hedges in November 1999. For the nine and three month periods ended June 30, 2000, oil and gas sales decreased $1,269 and $285, respectively, as a result of such hedging activities.

Note 7 - Information Concerning Reportable Segments

         During the nine month period ended June 30, 1999, the Company operated in two segments of the energy industry: oil and gas exploration and production and natural gas marketing. During the three and nine month periods ended June 30, 2000, the Company operated in only one segment of the energy industry - oil and gas exploration and production. The Company does not allocate interest income, interest expense or income tax expense to these segments. The operating income achieved by each of the Company's segments was as follows:

         Nine months ended June 30, 2000:

                                                                                 Operating
                Segment                           Revenues        Expenses         Income
      ---------------------------                 --------        --------       ---------
1.    Oil and gas exploration and
         production                                $12,894        ($9,666)        $ 3,228
                                                   =======         ======         =======


         Nine months ended June 30, 1999:

                                                                                 Operating
                Segment                           Revenues        Expenses        Income
      ---------------------------                 --------        --------       ---------
1.    Oil and gas exploration and
         production                                $ 2,867        ($2,717)        $   150
2.    Natural gas marketing                         50,102        (38,725)         11,377
                                                   -------        -------         -------
                                                   $52,969       ($41,442)        $11,527
                                                   =======        =======         =======

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         Three months ended June 30, 2000:

                                                                                 Operating
                Segment                           Revenues        Expenses         Income
      ---------------------------                 --------        --------       ---------
1.    Oil and gas exploration and
         production                                $5,132         ($3,409)        $1,723
                                                   ======          ======         ======

         Three months ended June 30, 1999:

                                                                                 Operating
                Segment                           Revenues        Expenses         Income
      ---------------------------                 --------        --------       ---------
1.    Oil and gas exploration and
         production                                $1,718         ($1,691)        $   27
2.    Natural gas marketing                         7,950          (6,621)         1,329
                                                   ------         -------         ------
                                                   $9,668         ($8,312)        $1,356
                                                   ======         =======         ======

         Total assets applicable to each of the Company's two operating segments were as follows:

                                                  June 30,     September 30,
                                                   2000           1999
                                                 -------       -------------

Oil and gas exploration and production.........  $86,161         $79,076
Natural gas marketing..........................   67,727          67,720
Corporate and intercompany adjustments.........  (96,494)        (86,000)
                                                 -------         -------
                                                 $57,394         $60,796
                                                 =======         =======

Note 8 - Stock Split

         On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The additional shares were paid on January 31, 2000 and the Company's shares first traded at post split prices on February 1, 2000. The stock split applied only to the Company's outstanding shares on January 12, 2000 (2,337,629 shares) and did not apply to treasury shares (4,491,017 shares) on that date. As a result of the stock split 4,675,258 additional shares were issued and the Company's common stock book value was increased $2,338 to reflect additional par value applicable to the additional shares issued to effect the stock split. All share changes, including those affecting the recorded book value of common stock, have been recorded retroactively.

Note 9 - Subsequent Events

         In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternative including the possible sale of its oil and gas assets.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

At the present time the Company is in the process of obtaining indications of interest and bids for its oil and gas properties excluding the Company's Romanian oil and gas concession. The Company is also pursuing other strategic alternatives.

         In August 2000, one of the Company's exploration and production subsidiaries entered into an agreement to sell its West Delta Block 52 offshore Louisiana properties to Delta Petroleum Company ("Delta"), a public company engaged in oil and gas exploration and development. The gross sales price is $1,313 plus 437,250 shares of Delta common stock. In addition, Delta agreed to replace several letters of credit issued by the Company to previous owners of the properties by June 30, 2001. The effective date of the sale is June 30, 2000 and the planned closing date is September 30, 2000. The Company anticipates that the proceeds of the sale will be recorded as a reduction in the book value of its oil and gas properties pursuant to the full cost method of accounting for oil and gas properties.

         In August 2000 the Company agreed to purchase thirty-five percent (35%) of the stock of Networked Energy LLC ("Network"). Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers.

         On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA as well as indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and its two inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery.

      The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         As noted previously, the Company had discontinued its refining operations by September 30, 1995. During the nine month period ended June 30, 1999, the Company was engaged in natural gas marketing and oil and gas exploration and production. During this period revenues from natural gas marketing operations aggregated $50,102 while those from the Company's exploration and

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

production operations aggregated only $2,867. On May 31, 1999, the Company's natural gas marketing operations ended because of the expiration of the Company's subsidiaries' natural gas marketing gas contracts. On June 1, 1999, however, the Company acquired all of the oil and gas assets of AmBrit. The production associated with AmBrit's oil and gas properties approximated 425% of the Company's oil and gas production prior to the acquisition. As a result of the foregoing, the Company was engaged in only exploration and production for the nine months ended June 30, 2000 and comparison with the Company's operations for the nine months ended June 30, 1999 is neither meaningful nor applicable to the Company's expected future operations. Accordingly, we have compared exploration and production operations for the quarter ended June 30, 2000 with exploration and production operations for the quarter ended March 31, 2000. Conversely, for the other components of operations and net income (corporate general and administrative expenses, other income (loss) and provisions for income taxes) we have continued to compare fiscal 2000 year-to-date results with fiscal 1999 year-to-date results because changes in these components are not substantially related to the Company's change in emphasis from natural gas marketing to exploration and production. Instead, changes in these components are primarily related to other factors.

         Exploration and Production

         Key exploration and production data for the quarters ended March 31, 2000 and June 30, 2000 are as follows:

                                                            Three Months          Three Months
                                                               Ended                 Ended
                                                              June 30,              March 31,
                                                                2000                  2000
                                                               ------                ------
Revenues:
      Oil and gas sales.....................................    $4,945                $3,318
      Well operations.......................................       187                   185
                                                                ------                ------
                                                                 5,132                 3,503
                                                                ------                ------
Expenses:
      Oil and gas production................................     1,849                 1,636
      General and administrative............................       370                   361
      Depreciation, depletion and amortization..............     1,071                   941
      Write off of option...................................       119
                                                                ------                ------
                                                                 3,409                 2,938
                                                                ------                ------

Operating income............................................    $1,723               $   565
                                                                ======               =======

Production Volumes:
      Barrels of crude oil (net)............................    89,115                61,820
      Mcf (thousand cubic feet) of natural gas (net)........   886,671               876,763
      Mcf equivalents (net)*................................ 1,421,361             1,247,683

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except production unit amounts)
                                   (Unaudited)

                                                            Three Months          Three Months
                                                               Ended                 Ended
                                                              June 30,              March 31,
                                                                2000                  2000
                                                               ------                ------
Oil/Gas Prices:
      Crude Oil/Barrel:
         Gross..............................................    $26.84               $27.65
         Hedging effects....................................     (3.20)              (10.81)
                                                                ------               ------
         Net of hedging.....................................    $23.64               $16.84
                                                                ======               ======

      Natural Gas/Mcf:
         Gross..............................................    $  3.22              $  2.58
         Hedging effects....................................       0.00                 0.02
                                                                -------              -------
         Net of hedging.....................................    $  3.22              $  2.60
                                                                =======              =======

Oil and Gas Production Expenses/mcf Equivalent..............    $  1.30              $  1.31
                                                                =======              =======

-----------
* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

         Oil and gas sales, including hedging effects, increased $1,627 or 49% from the quarter ended March 31, 2000 to the quarter ended June 30, 2000. Approximately $462 or 28.4% of the increase was caused by increased production volumes, which increased from 1,247,683 equivalent mcf for the quarter ended March 31, 2000 to 1,421,361 equivalent mcf for the quarter ended June 30, 2000. Much of this increase in production resulted because the Company's wells in West Delta Block 52 (offshore Louisiana) were returned to production in May 2000. In addition, several other wells that had been shut in or shut down for repairs were returned to production during the quarter ended June 30, 2000. The remaining $1,165 or 71.6% of the increase in oil and gas sales resulted primarily from significant increases in the prices received for natural gas production. The average price received for natural gas, net of hedging effects, increased $.62 per mcf from $2.60 in the quarter ended March 31, 2000 to $3.22 in the quarter ended June 30, 2000. Such gas prices are the highest average quarterly prices for the last fifteen years.

         The Company hedged 22,000 barrels of expected crude oil production in July 2000 at an average price of $19.15 per barrel. In June 2000, the Company settled its July crude oil hedges at an average price of $30.93 per barrel, resulting in a loss of $259. The loss will decrease crude oil sales for July 2000 by $259. The Company has not hedged any of its anticipated crude oil production after July 31, 2000 or any of its anticipated natural gas production after June 30, 2000, and thus remains subject to crude oil and natural gas price risk for actual production after these dates.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         Oil and gas production expense increased $213 or 13% from the quarter ended March 31, 2000 to the quarter ended June 30, 2000. Most of the increase is attributable to increased production in the quarter ended June 30, 2000. For the quarter ended March 31, 2000 oil and gas production expenses were $1.31 per equivalent mcf versus $1.30 per equivalent mcf for the quarter ended June 30, 2000. Although production expenses for the quarters being compared were generally proportional to production, such is not always the case. Well repairs often do not occur evenly throughout a fiscal period and certain components of production expenses, such as pumpers' salaries and operating overhead, are generally fixed and do not depend primarily on production. As a result, production expense is better compared and analyzed over a longer fixed period - preferably a period of a year or more.

         Depreciation, depletion and amortization increased $130 or 13.8% from the second quarter of fiscal 2000 to the third quarter of fiscal 2000. The increase parallels the increase in production for the periods being compared.

         Other Components of Operations

         Corporate general and administrative expenses decreased $354 or 11.4% from the first nine months of fiscal 1999 to the first nine months of fiscal 2000. The decrease resulted primarily from decreased legal, consulting and insurance costs during fiscal 2000.

         Interest income decreased $720 or 55.3% from the first nine months of fiscal 1999 to the first nine months of fiscal 2000. The decrease is primarily attributable to a decrease in the average balance of cash outstanding during the periods being compared.

         Other income decreased $493 from other income of $438 for the nine months ended June 30, 1999 to other expense of $55 for the nine months ended June 30, 2000. For the nine months ended June 30, 1999 other income consisted of a $355 non-recurring litigation recovery and other miscellaneous income of $83. For the nine months ended June 30, 2000, other expenses consisted of a $120 litigation settlement offset by $65 of miscellaneous income.

         The tax provision for the nine months ended June 30, 1999 primarily represents the amortization of the Company's net deferred tax asset previously provided. There is no tax provision for the nine months ending June 30, 2000 due to the deferred tax liability associated with the book income for the nine months ending June 30, 2000 being offset by the utilization of deferred tax assets for which there had been no previous benefit due to a valuation allowance.

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

         In addition, from October 1, 1998 to June 30, 2000, the Company reacquired 2,144,300 shares of its common stock. As a result of these share acquisitions, earnings per outstanding share for the three and nine month periods ended June 30, 2000 and 1999 have been higher than would have been the case if no shares had been repurchased.

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

         During the nine months ended June 30, 2000, the Company generated $2,522 from operating activities. During the same period the Company invested $9,169 in oil and gas properties and $4,908 to reacquire shares of its common stock. In addition, it paid $1,069 in stockholder dividends. At June 30, 2000, the Company had $8,956 of unrestricted cash, $18,991 of working capital and no long-term debt.

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

         Expected Sources and Uses of Funds

         As of May 5, 2000, the estimated minimum future cash expenditures of the Company for the period from June 30, 2000 to September 30, 2001 are as follows:

         a. Oil and Gas Drilling


            1.   Development drilling on existing acreage..........  $4,345
            2.   Romanian concession ..............................   1,250
            3.   Investment in Network.............................     500
                                                                     ------
                                                                     $6,095
                                                                     ======

            The first four wells in one of the two South Texas exploratory drilling ventures in which the Company participated resulted in four dry holes. As a result, the Company elected to terminate the joint venture although the Company continues to own undrilled acreage in the area and may elect to participate in future drilling on such acreage.

            In the second South Texas exploratory drilling venture in which the Company participated, the Company participated in the drilling of four wells. Two wells drilled resulted in dry holes, one well was completed as a producer and one well is still being evaluated. The Company is not obligated to participate in any more wells in this joint venture but may participate in the drilling of an additional well offsetting the productive well drilled by the joint venture.

            The Company's Romanian subsidiary owns a 50% interest in a 3,000,000 acre Romanian concession and plans to participate in the drilling of at least six wells on the concession. To date, two wells have been drilled resulting in shows of hydrocarbons. One well is being plugged because the hydrocarbon indications found do not appear commercial. The second well drilled is being evaluated and may be used as a disposal well for future drilling. The Company's subsidiary anticipates that the remaining four wells will be drilled within the next nine months. The subsidiary's share of the expected future costs for these four wells is approximately $1,250. If any of these wildcat wells are successful, the subsidiary may participate in the drilling of several additional offset wells. The cost of such additional wells, if any, is not included in the estimate above.

         b. Repurchase of Company Shares - As of August 11, 2000, the Company had repurchased 4,751,017 of its shares of common stock at a cost of $65,634. The Company's Board of Directors has authorized the repurchase of up to 516,949 additional shares (after taking into account the 200% stock dividend effective January 31, 2000) to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decision whether to repurchase additional shares and/or to increase the repurchase authorization will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         At June 30, 2000, the Company had available the following sources of funds:


      Unrestricted cash - June 30, 2000..................................$ 8,956
      Line of credit - energy bank....................................... 30,000
      Marketable securities of Penn Octane Corporation ("Penn Octane")...  7,607
                                                                         -------
                                                                         $46,563
                                                                         =======

         In addition, the Company anticipates significant future cash flow from exploration and production operations, the sale of its West Delta Block 52 properties and, perhaps, the sale of some or all of its oil and gas properties.

         Finally, as noted above (see Note 9), the Company has engaged a financial advisor and is presently considering the sale of its oil and gas properties excluding those in Romania. As a result, the Company does not expect to make significant investments in the acquisition of oil and gas properties in the near future although the Company expects to use its cash flow to continue to participate in drilling new wells and reworking existing wells. Nevertheless, if the Company decides not to sell its oil and gas properties, it may again seek investments in oil and gas properties and/or other energy investments. If such were the case, the Company believes it could fund such acquisitions through its cash flow from exploration and production operations, its $30,000 line of credit from an energy bank or from additional debt or equity where necessary.

         The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

         a. Contingent environmental liabilities (see Note 9) especially in light of Texaco's recent claim against the Company.

         b. Litigation - Travis Crim Litigation (formerly Long Trusts Litigation). If the Company loses this case, its cash flow and future earnings would be adversely affected.

         c. Reserve price risk - the affect of price changes on unhedged oil and gas production. The Company has not hedged most of its anticipated future production.

         d. Exploration and production reserve risk - the effect of not finding the oil and gas reserves sought during new drilling - especially given the high percentage of exploratory and wildcat drilling in which the Company is participating in Romania.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         g. Foreign operation risks. Since the Company has already incurred $1,904 and expects to spend a minimum of $1,250 in the next nine months to drill on its Romanian concession, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         h. The realization from the sale of the Company's investment in Penn Octane (common stock and options) is dependent on the market value of such stock and the Company's ability to liquidate its Penn Octane stock investment at or near market values. Since Penn Octane is thinly capitalized and traded, liquidation of a large volume of Penn Octane common stock, such as that owned by the Company, 1,067,667 shares, without significantly lowering the market price, may be impossible.

         i. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         j. As noted above, the Company engaged Energy Spectrum Advisors and is currently in the process of soliciting bids on its oil and gas properties, as well as considering other strategic alternatives. Although energy prices for oil and gas production are currently at record high levels there can be no assurance such prices will not decrease significantly during the period that the Company is soliciting bids for its oil and gas reserves. In addition, many other oil and gas producers also are putting their reserves on the market in an effect to sell them while prices are high. As a result of the foregoing the Company may not be able to sell its reserves or otherwise restructure itself on terms which it finds favorable and thus there may be no sale or restructuring.

         k. The Company's Board of Directors has not yet determined a course of action should the Company be able to sell its reserves at favorable prices. One alternative, complete liquidation of the Company, could require a significant time period given the Company's unresolved litigation, contingent environmental liabilities and the complicated legal procedures required to liquidate. As a result of the foregoing and other opportunities and/or changing oil and gas prices, the Company's Board of Directors may decide to embark upon other ventures - including the acquisition of oil and gas reserves or other energy related investments even if the Company is able to sell its current oil and gas properties. Accordingly, the future activities of the Company cannot be predicted at this time even if all of its oil and gas properties are successfully sold.

         If any or several of these risks materialize, the Company's estimated financial position, cash flow and results of operations will probably be adversely impacted and the impact may be material.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except production unit amounts)
                                   (Unaudited)

Given the number and variety of risks and the litigiousness of today's corporate world, it is reasonably possible that one or more of these risks may adversely impact the Company's future operations.

         Readers should refer to the Management Discussion and Analysis of Financial Condition and Results of Operations Section of the Company's Form 10-K for the fiscal year ended September 30, 1999 for a description of the aforementioned risk factors.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

         The Company had hedged 22,000 barrels of crude oil that it expected to produce in July 2000 using futures contracts. The average hedged price (based upon prices on the New York Mercantile Exchange ("NYMEX")) for these hedged barrels was $19.15 per barrel. The Company settled the hedge for these barrels at an average price of $30.93 per barrel resulting in a loss of $11.78 per barrel and $259 in aggregate which will be reflected in operations for the fourth quarter of fiscal 2000.

         Excluding the 22,000 barrels of hedged crude oil production above, the Company has not hedged its remaining expected crude oil production or any of its expected natural gas production. As a result, the Company remains at risk with respect to such unhedged expected production. If oil and gas market prices increase, oil and gas sales applicable to the unhedged production will increase. If oil and gas market prices decrease, oil and gas sales related to such unhedged production will decrease.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 1999. Also see Note 4 to the June 30, 2000 financial statements included in Part I.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on June 29, 2000. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated May 15, 2000 and the accompanying Proxy Statement. A total of 5,325,935 shares were present in person or by proxy.

        Messrs. John P. Keller and Richard E. Staedtler were elected to serve as directors until the 2003 Annual Meeting. The number of votes cast with respect to Messrs. Keller and Staedtler were as follows:

                                                  For              Withheld
                                               ---------           --------

                     John P. Keller            5,307,857            18,078
                     Richard E. Staedtler      5,301,853            24,082

        At the Annual Meeting, the stockholders also approved the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending September 30, 2000 by a vote of 5,285,525 votes for such appointment, 29,926 against and 10,484 abstentions.

        In addition to the above, Joseph L. Castle II, Martin R. Hoffmann, Sidney F. Wentz and Russell S. Lewis continued on the Board of Directors.

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


       Date:      August 14, 2000             CASTLE ENERGY CORPORATION
              -------------------------



                                              /s/Richard E. Staedtler
                                              -------------------------------
                                              Richard E. Staedtler
                                              Chief Financial Officer
                                              Chief Accounting Officer