Form 10-K
period 2000-09-30
CASTLE ENERGY CORP
filed 2001-01-08
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

        As of November 24, 2000, there were 6,672,884 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $35,667,765 (5,095,395 shares at $7.00 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 1999 FORM 10-K
                                TABLE OF CONTENTS


 Item                                                                       Page
                                     PART I


1. and 2.  Business and Properties...........................................  1
       3.  Legal Proceedings.................................................  6
       4.  Submission of Matters to a Vote of Security Holders...............  9

                                     PART II

       5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters........................................................... 10
       6.  Selected Financial Data........................................... 10
       7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 12
       8.  Financial Statements and Supplementary Data....................... 26
       9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 58


                                    PART III

      10.  Directors and Executive Officers of the Registrant................ 59
      11.  Executive Compensation............................................ 59
      12.  Security Ownership of Certain Beneficial Owners and Management.... 59
      13.  Certain Relationships and Related Transactions.................... 59

                                     PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 60

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

        During the period from December 31, 1992 to May 31, 1999, the Company, through two of its subsidiaries, was also engaged in natural gas marketing and transmission operations. During this period one of the Company's subsidiaries sold natural gas to Lone Star Gas Company ("Lone Star") under a long-term gas sales contract. The subsidiaries also entered into two long-term gas sales contracts and one long-term gas supply contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), whose parent is Metallgesellschaft A.G. ("MGAG"), a large German conglomerate. All of the subsidiaries' gas contracts terminated on May 31, 1999. The Company has not replaced these contracts because it sold its pipeline assets to a subsidiary of Union Pacific Resources Corporation ("UPRC") in May 1997 and because it is unlikely that similar profitable long-term contracts can be negotiated since most gas purchasers buy gas on the spot market. The Company is currently operating exclusively in the exploration and production segment of the energy industry.

        From inception to the present, the Company continues to operate in the exploration and production business. During the fiscal years ended September 30, 2000 and 1999, the Company invested $11,226,000 and $23,964,000 respectively, in oil and gas property acquisition, exploration and development, including $2,279,000 in Romania. The Company is currently participating in the drilling of a third wildcat well in Romania and expects to drill two more wildcat wells in Romania in the next year. As of September 30, 2000, the Company's exploration and production subsidiaries owned interests in 584 producing oil and gas wells located in fourteen states. Of these interests, 507 were working interests, where the Company is responsible for operating costs applicable to the well and 77 were royalty interests where the Company bears no expense burden. The subsidiaries operate approximately half of the wells that are working interests. At September 30, 2000, the Company's exploration and production assets included proved reserves of approximately 44 billion cubic feet of natural gas and approximately 4,700,000 barrels of oil.

        In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternative including the possible sale of its oil and gas assets. In December 2000, several companies submitted bids for the Company's domestic oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered. At the present time, the Company is again seeking acquisitions in the energy sector, including oil and gas properties, gas marketing and pipeline operations and other investments.

        In August 2000, the Company purchased thirty-five percent (35%) of the stock of Networked Energy LLC ("Network") for $500,000. Network is a private company engaged in the planning and operation of energy facilities that supply power, heating and cooling services directly to retail customers.

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. At November 24, 2000, 4,831,020 shares representing approximately 69% of previously outstanding shares had been repurchased and the Company's Board of Directors has authorized the purchase of up to 436,946 additional shares.


                     OIL AND GAS EXPLORATION AND PRODUCTION

General

        The Company's oil and gas exploration and production business is currently conducted through Castle Exploration Company, Inc. ("CECI"), Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), Castle Texas Exploration Limited Partnership ("CTELP") and Petroleum Reserve Corporation ("PRC"), a division of the Company. From December 3, 1992 to May 30, 1997 Castle Texas Production Limited Partnership ("CTPLP"), one of the Company's exploration and production subsidiaries, owned and operated approximately 115 oil and gas wells in Rusk County, Texas. On May 30, 1997, CPTLP sold these wells and related undrilled acreage to UPRC.

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

        In November and December of 1999, CECI acquired additional outside interests in several Alabama and Pennsylvania wells, which it operates, for $2,579,000.

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. As of September 30, 2000, the Company had participated in the drilling of two wildcat wells and was in the process of drilling a third wildcat well in Romania. Neither of the first two wells has been completed as a producer although the Company intends to further test the second well and may decide to complete such well if economic reserves are indicated. As of September 30, 2000, the Company's gross investment in Romania was $2,279,000 but the Company has provided an impairment reserve of $832,000 because one of the non-producing wells drilled was in a concession where the Company does not plan to drill any more wells. The Company expects that its minimum future obligation for the Romanian concessions will be at least $1,300,000.

        In fiscal 1999, the Company entered into two drilling ventures to participate in the drilling of up to sixteen exploratory wells in south Texas. During fiscal 2000, the Company participated in the drilling of nine exploratory wells pursuant to the related joint venture operating agreements. Eight wells drilled resulted in dry holes and one well was completed as a producer. The Company has no further drilling obligations under these joint ventures. The total cost incurred to participate in the drilling of these nine exploratory wells was approximately $5,299,000.

        In December 1999, a wholly-owned subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $881,600.

        In September 2000, the subsidiary sold its interests in the offshore Louisiana wells to Delta Petroleum Company ("Delta"), a public company engaged in oil and gas exploration and production. The preliminary purchase price consisted of $1,147,000 cash plus 382,289 shares of Delta's common stock. The Company does not anticipate any material adjustment to the preliminary purchase price.

Properties

        Proved Oil and Gas Reserves

        The following is a summary of the Company's oil and gas reserves as of September 30, 2000. All estimates of reserves are based upon engineering evaluations prepared by the Company's independent petroleum reservoir engineers, Huntley & Huntley and Ralph E. Davis Associates, Inc., in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 2000 were as follows:


Net MCF (1) of gas:
   Proved developed..........................................      35,815,000
   Proved undeveloped........................................       8,488,000
                                                                 ------------
   Total.....................................................      44,303,000
                                                                  ===========
Net barrels of oil:
   Proved developed..........................................       2,963,000
   Proved undeveloped........................................       1,772,000
                                                                  -----------
   Total.....................................................       4,735,000
                                                                  ===========
        ---------------------
        (1)  Thousand cubic feet

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2000, including production from acquired properties since the date of acquisition.


                                         Fiscal Year Ended September 30,
                                   ---------------------------------------------
                                     2000              1999              1998
                                     ----              ----              ----
Oil -- Bbls (barrels)............    279,000           124,000           20,000
Gas -- MCF.......................  3,547,000         1,971,000          869,000

        Average Sales Price and Production Cost Per Unit

        The following table sets forth the average sales price per barrel of oil and MCF of gas produced by the Company, including hedging adjustments, and the average production cost (lifting cost) per equivalent unit of production for the periods indicated. Production costs include applicable operating costs and maintenance costs of support equipment and facilities, labor, repairs, severance taxes, property taxes, insurance, materials, supplies and fuel consumed in operating the wells and related equipment and facilities.

                                                         Fiscal Year Ended September 30,
                                                       -----------------------------------
                                                        2000          1999           1998
                                                        ----          ----           ----
Average Sales Price per Barrel of Oil................  $27.94        $18.36         $15.46
Average Sales Price per MCF of Gas...................  $ 2.87        $ 2.25         $ 2.38
Average Production Cost per Equivalent MCF(1)........  $ 1.19        $  .70         $ 0.55

-----------------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        The average sales price per barrel of crude oil decreased $4.64 per barrel for the year ending September 30, 2000 and increased $.11 per barrel for the year ended September 30, 1999 as a result of hedging. The average sales price per mcf (thousand cubic feet) of natural gas decreased $.07 for each of the years ended September 30, 2000 and 1999 as a result of hedging. Oil and gas sales were not hedged in fiscal 1998 nor were they hedged after July 2000.

        Average production cost per equivalent mcf has been recalculated to include income from well operations as an offset to oil and gas production expense.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 2000. The wells and acreage owned by the Company and its subsidiaries are located primarily in Alabama, California, Illinois, Louisiana, Mississippi, New Mexico, Montana, Oklahoma, Pennsylvania, Texas and Wyoming.


                                                               As of
                                                        September 30, 2000
                                                     --------------------------
                                                     Gross(2)           Net (3)
                                                     --------           -------
Productive Wells:(1)
Gas Wells..........................................       487               181
Oil Wells..........................................        97                45
Acreage:
Developed Acreage..................................   123,371            26,698
Undeveloped Acreage................................    85,686            30,728

        In addition, one of the Company's subsidiaries has a fifty percent interest in approximately 3,100,000 gross undeveloped acres in Romania (approximately 1,550,000 net acres).

        ---------------
        (1) A "productive well" is a producing well or a well capable of production. Fifty-nine wells are dual wells producing oil and gas. Such wells are classified according to the dominant mineral being produced.
        (2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
        (3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 2000 the number of gross and net productive and dry developmental wells drilled including wells drilled on acquired properties since the dates of acquisition. No exploratory wells were drilled during the periods presented.

                                                               Fiscal Year Ended September 30,
                                    -------------------------------------------------------------------------------------
                                                    2000
                                    ----------------------------------------
                                        United States          Romania                  1999                 1998
                                    -------------------   ------------------     -----------------     ------------------
                                    Productive      Dry   Productive     Dry     Productive    Dry     Productive     Dry
                                    ----------      ---   ----------     ---     ----------    ---     ----------     ---
Developmental:
   Gross.........................        9                    --         --           5          3       23.0          --
   Net...........................      4.5                    --         --         2.3        1.2       15.2          --
Exploratory:
   Gross.........................        1           8        --          2*         --         --         --          --
   Net...........................       .5        3.75        --          1*         --         --         --          --

        All wells drilled by the Company in fiscal 1999 and fiscal 1998 were drilled in the United States.

        * One well, in which the Company has a fifty percent (50%) interest, has been temporarily classified as dry but the Company intends to test other producing zones and may complete and produce such well if further testing warrants completion.

        A subsidiary of the Company is currently participating in a wildcat drilling program in Romania, where it owns a fifty percent (50%) interest in three drilling concessions granted by the Romanian government. The subsidiary is currently participating in the drilling of a third wildcat well in Romania and expects to participate in two more wildcat wells thereafter.

                                   REGULATIONS

        Since the Company's subsidiaries have disposed of their refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the Company has some contingent environmental exposures. See Items 3 and 7 and Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

        From January 1, 2000 to September 30, 2000, the Company operated nine wells in offshore Louisiana and, as a result, was subject to the environmental regulations governing offshore wells. In September 2000, the Company sold its interests in these wells to Delta and is thus no longer subject to the regulations governing offshore operations, although one of the Company's subsidiaries still has several letters of credit outstanding to the benefit of prior owners of such properties and expects such letters of credit to remain outstanding until June 2001.

        The Company is also subject to various state and Federal laws regarding environmental and ecological matters because it acquires, drills and operates oil and gas properties. To alleviate the environmental risk the Company carries $25,000,000 of liability insurance and $3,000,000 of special operator's extra expense (blowout) insurance for wells it drills. Such insurance covers sudden and accidental pollution but does not cover gradual seepage and pollution . Management believes that its current insurance coverage is adequate.

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 24, 2000, the Company, through its subsidiaries, employed 28 personnel. Until June 30, 1998, the Company outsourced all of its administrative, land and accounting functions. Effective July 1, 1998, the Company exercised its option to acquire the computer equipment and software of the company providing the outsourcing services and also hired most of that company's employees. As a result the Company now performs all administrative, land and accounting functions in-house. The Company also established an Oklahoma City office in February of 2000.


The Company leases certain offices as follows:

Office Location                      Function
---------------                      --------
Radnor, PA                           Corporate Headquarters
Plymouth Meeting, PA                 Accounting Office
Mt. Pleasant, PA                     Oil and Gas Production Office
Pittsburgh, PA                       Drilling and Exploration Office
Tuscaloosa, Alabama                  Gas Production Office
Oklahoma City, Oklahoma              Land, Legal and International Operations


ITEM 3. LEGAL PROCEEDINGS

        Contingent Environmental Liabilities

        In December 1995, IRLP sold the Indian Refinery to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The new owner is currently dismantling the Indian Refinery.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") has investigated offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation.

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

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean up costs for this refinery are $80,000,000 - $150,000,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case.

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

        In May 2000, the Company settled this lawsuit for $120,000.

        SWAP Agreement - MGNG

        In January 1998, IRLP filed suit against MG Refining and Marketing, Inc. ("MGR&M"), a subsidiary of MG, to collect $704,000 plus interest. The dispute concerned funds owed to IRLP but not paid by MGR&M. In February 1998, MG contended that the $704,000 was not owed to IRLP and that it had liquidated MGR&M. In April 1999, IRLP recovered $575,000 of the $704,000 sought. The difference between the book value, $704,000, and the actual recovery, $575,000, was recorded as a reduction in the value of discontinued net refining assets since the recovery relates to IRLP's discontinued refining operations (See Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.)

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

        After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs apparently limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership.

        In April 2000, Larry Long withdrew as a named plaintiff and in September 2000, the Company and the remaining plaintiff agreed to settle the case for a payment of $250,000 by the Company. The parties are currently finalizing the settlement agreement, subject to court approval.

        MGNG Litigation

        On May 4, 1998, CTPLP filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. CTPLP sought to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceeded $750,000 before interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. This suit sought indemnification from two of the Company's subsidiaries in the event CTPLP won its lawsuit against MGNG and MGC. The MG entities cited no basis for their claim of indemnification. The management of the Company and special counsel retained by the Company believe that the Company's subsidiary is entitled to at least $750,000 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The parties participated in mediation but were not able to resolve the issue.

        On October 6, 1999, MGNG filed a second lawsuit against the Company and three of its subsidiaries claiming $772,000 was owed to MGNG under a gas supply contract between one of the Company's subsidiaries and MGNG. The suit was filed in the district court of Harris County, Texas. The Company and its subsidiaries believe that they do not owe $772,000 and that they are entitled to offset some or all of the $772,000 claimed against amounts owed to CTPLP by MGNG for improper gas measurement and transportation deductions. The Castle entities answered this suit denying MGNG claims based partially on the legal right of offset.

        In September 2000, the parties agreed to settle the cases. Under the terms of the proposed settlement the amount claimed by MGNG under a gas supply contract was reduced by $325,000, CTPLP agreed to pay MGNG the reduced amount of $447,000, and the parties agreed to sign mutual releases. The parties are currently in the process of finalizing the settlement agreements.

        Pilgreen Litigation

        As part of the AmBrit purchase, CECI acquired a 10.65% overriding royalty interest ("ORRI") in the Pilgreen #2ST gas well in Texas. Because of title disputes, AmBrit and other interest owners had previously filed claims against the operator of the Pilgreen well, and CECI acquired post-January 1, 1999 rights in that litigation. Although revenue attributed to the ORRI has been suspended by the operator since first production, because of recent related appellate decisions and settlement negotiations, the Company believes that revenue attributable to the ORRI should be released to CECI in the near future. As of September 30, 2000, approximately $250,000 attributable to CECI's share of the ORRI revenue was suspended.

        Long Trusts Litigation

        In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by CTPLP. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell their share of gas production from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150,000 of unpaid joint interests billings, attorneys' fees and court costs.

        After a three-week trial, the District Court submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. The jury's answers supported the plaintiffs' claims against the Company and its subsidiaries, CTPLP's counterclaim against the plaintiffs and two of the affirmative defenses asserted by the defendants. The Company and its subsidiaries are preparing motions to have the District Court disregard certain jury findings and to render judgment on other findings. Plaintiffs are presumably similarly engaged. Because certain of the plaintiffs' theories are mutually exclusive and because certain jury findings are duplicative, it is difficult to determine the amount of any judgment that the plaintiffs will seek to have entered. The plaintiffs may seek to have the Court award them as much as $2,900,000 plus interest on certain items. The defendants will seek to have the Court award them approximately $700,000 plus interest on certain items.

        Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and legal counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. Nevertheless, the Company and its subsidiaries may be required to post a bond to cover the total amount of damages awarded to the plaintiffs in any judgment and to maintain that bond until the resolution of any appeals (which may take several years).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Principal Market

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX."

Stock Price and Dividend Information

        Stock Price:

        On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The additional shares were paid on January 31, 2000 and the Company's shares first traded at post split prices on February 1, 2000. The stock split applied only to the Company's outstanding shares on January 12, 2000 (2,337,629 shares) and did not apply to treasury shares (4,491,017 shares) on that date. As a result of the stock split 4,675,258 additional shares were issued. All share changes have been recorded retroactively in these data and elsewhere in this Form 10-K.

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 2000.

                                                 2000                1999
                                         -------------------   -----------------
                                           High        Low       High       Low
                                          ------     -------    -----      -----

First Quarter (December 31)............   $ 9.67     $  5.50    $6.46      $5.63
Second Quarter (March 31)..............   $10.56     $  4.81    $5.96      $5.25
Third Quarter (June 30)................   $ 6.50     $  4.63    $6.42      $5.00
Fourth Quarter (September 30)..........   $ 7.75     $  6.25    $6.08      $5.50

        The final sale of the Company's Common Stock as reported by the NNM on November 24, 2000 was at $7.00.

        Dividends:

        On June 30, 1997, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends of $.05 per share on the Company's common stock. Commencing July 15, 1997, dividends have been paid quarterly. As with any company the declaration and payment of future dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors.

Approximate Number of Holders of Common Stock

        As of November 24, 2000, the Company's Common Stock was held by approximately 3,000 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2000, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In May 1997, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and one of its subsidiaries. In June 1999, CECI acquired all of the oil and gas assets of AmBrit. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2000. The information should be read in conjunction with the consolidated financial statements and notes thereto included in Items 8 of this Form 10-K.

        Earnings per share have been retroactively restated in accordance with SFAS 128.


                                                                        For the Fiscal Years Ended September 30,
                                                         ----------------------------------------------------------------------
                                                                       (in Thousands, except per share amounts)
                                                          2000            1999           1998            1997            1996
                                                         -------         -------        -------         -------         -------
Revenues:
    Natural gas marketing and transmission...........                    $50,067        $70,001         $64,606         $59,471
    Exploration and production.......................    $17,959           7,190          2,603           7,113           9,224
Gross Margin:
    Natural gas marketing and transmission...........                     19,005         26,747          24,640          25,238
    Exploration and production.......................     11,765           4,802          1,828           5,173           7,179
Earnings before interest, taxes, depreciation, and
    amortization and impairment of unproven
    properties.......................................
    Natural gas marketing and transmission...........                     17,847         25,162          23,054          23,162
    Exploration and production.......................      9,727           3,764            836           4,036           5,944
Corporate general and administrative expenses........     (3,717)         (4,112)        (3,081)         (3,370)         (3,499)
Depreciation, depletion and amortization and
    impairment of unproven properties................     (4,041)         (8,330)        (9,885)        (12,250)        (13,717)
Interest expense.....................................                                        (2)         (1,038)         (1,959)
Interest income and other income.....................        809           2,053          2,230          21,097(1)        3,884
                                                         -------         -------        -------         -------         -------
Income from continuing operations before income
    taxes............................................      2,778          11,222         15,260          31,529          13,815
Provision for (benefit of) income taxes related to
    continuing operations............................     (2,291)          2,956          1,204           4,663         (11,259)
                                                         -------         -------        -------         -------         -------
Net income...........................................    $ 5,069         $ 8,266        $14,056         $26,866         $25,074
                                                         =======         =======        =======         =======         =======
Dividends............................................    $ 1,363         $ 2,048        $ 1,688         $ 1,446
                                                         =======         =======        =======         =======
Net income per share (diluted).......................    $   .71         $   .99        $  1.22         $  1.55         $  1.24
                                                         =======         =======        =======         =======         =======
Dividends per share..................................    $   .20         $   .25        $   .15         $   .10
                                                         =======         =======        =======         =======


                                                                                    September 30,
                                                         ----------------------------------------------------------------------
                                                          2000            1999           1998            1997            1996
                                                         -------         -------        -------         -------         -------
Balance Sheet Data:
   Working capital (deficit).........................    $22,304         $26,489        $40,271         $46,384         ($4,452)
   Property, plant and equipment, net, including oil
      and gas properties.............................     30,978          26,985          4,969           2,998          36,223
   Total assets......................................     63,295          60,796         67,004          82,717         101,230
   Long-term debt, including current maturities......                                                                    14,006
   Stockholders' equity..............................     54,276          53,503         51,553          67,765          66,711

        Share data have been retroactively restated to reflect the 200% stock dividend which was effective January 31, 2000.

------------
(1) Includes a $19,667 non-recurring gain on sale of assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   ("$000's" Omitted Except Per Unit Amounts)
--------------------------------------------------------------------------------

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

        Also, as noted above, CECI acquired the oil and gas properties of AmBrit on June 1, 1999. The oil and gas reserves associated with the acquisition were estimated at approximately 12.5 billion cubic feet of natural gas and 2,000 barrels of crude oil, roughly 150% of the reserves owned by the Company before the acquisition. Furthermore, as a result of the acquisition, the Company's production of oil and gas increased by approximately 425%. This acquisition impacted consolidated operations for the last four months of fiscal 1999 only.

        Gas marketing sales and purchases ceased effective May 31, 1999 by virtue of the scheduled termination of its subsidiaries' gas sales and gas purchase contracts with Lone Star and MGNG. The Company has not replaced these contracts although it continues to seek similar gas marketing acquisitions. As a result, natural gas marketing operations impacted consolidated operations for all of fiscal 1998, the first eight months of fiscal 1999 and none of fiscal 2000.

Fiscal 2000 vs Fiscal 1999

OIL AND GAS SALES

        Oil and gas sales increased $11,247 or 67.6% from fiscal 1999 to fiscal 2000. An analysis of the increase is as follows:


                                                  Year Ended September 30,
                                        --------------------------------------
                                          2000          1999         Increase
                                        ---------     ---------      ---------
Production (Net):
        Barrel of crude oil...........    279,000       124,000        155,000
        Mcf of natural gas............  3,547,000     1,971,000      1,576,000
        Equivalent net of natural gas.  5,221,000     2,715,000      2,506,000

Oil and Gas Sales:
        Before hedging................    $19,487     $   6,862        $12,625
        Effect of hedging.............     (1,528)         (150)        (1,378)
                                        ---------     ---------      ---------
        Net of hedging................  $  17,959     $   6,712        $11,247
                                        =========     =========      =========

Average Price/MCFE:
   Before hedging.....................  $    3.73     $    2.53      $    1.20
   Effect of hedging..................      (0.29)        (0.06)         (0.23)
                                        ---------     ---------      ---------
   Net................................  $    3.44     $    2.47      $     .97
                                        =========     =========      =========

                                                   Year Ended September 30,
                                           ------------------------------------
                                             2000           1999       Increase
                                             -----         -------     --------
Analysis of Increase Before Hedging:
   Price (2,715,000 mcfe x $1.20/mcfe)....                 $ 3,258
   Volume (2,506,000 mcfe x $3.73/mcfe)...                   9,347
   Rounding...............................                      20
                                                           -------
                                                           $12,625
                                                           =======

Analysis of Increase After Hedging:
   Price (2,715,000 mcfe x $.97/mcfe).....                 $ 2,634
   Volume (2,506,000 mcfe x $3.44/mcfe)...                   8,621
   Rounding...............................                      (8)
                                                           -------
                                                           $11,247
                                                           =======

        The increase in production volumes is primarily attributable to the acquisition of the AmBrit properties on June 1, 1999. As a result of this acquisition, the production volumes attributable to the AmBrit properties contributed twelve months of oil and gas sales for the year ended September 30, 2000 versus only four months of oil and gas sales for the year ended September 30, 1999.

        For the year ended September 30, 2000, net production averaged 764 barrels of crude oil a day and 9,718 mcf of natural gas per day. A year ago the Company had anticipated that such volumes would attain approximately 1,000 barrels of crude oil and approximately 13,000 mcf of natural gas per day. The Company has not attained 1,000 net barrels a day of crude oil or 13,000 net mcf of natural gas per day because it drilled eight dry holes out of nine exploratory wells drilled in two exploratory drilling ventures in the United States and because both of its wildcat wells drilled in Romania also resulted in unproductive wells although the Company expects to further test one well.

        At the present time, natural gas spot prices are averaging in excess of $9.00/mcf - record prices. Since approximately sixty-eight percent (68%) of the Company's production, based upon energy content, is derived from natural gas and since the Company has not hedged any of its natural gas production, the Company expects that its gas sales will increase significantly if such high prices continue and the Company does not decide to hedge any of its anticipated production.

        Oil and Gas Production Expenses

        Oil and gas production expenses increased $4,284 or 224% from fiscal 1999 to fiscal 2000. The increase is primarily attributable to the acquisition of the AmBrit properties in June 1999. For the year ended September 30, 2000 oil and gas production expenses, net of income from well operations, were $1.19 per equivalent mcf sold versus only $.70 per equivalent mcf sold for the year ended September 30, 1999. The increase results primarily from two factors. The Company is not the operator for most of the wells it acquired from AmBrit and, as a result, must pay the operator of such wells monthly administrative reimbursement fees pursuant to the terms of the governing joint operating agreements. Some of these fees are substantial and the aggregate amount of such fees is much greater than that payable on the Company's non-AmBrit properties. A second factor contributing to the increase is the fact that the average age of the Company's producing properties is increasing - especially given the unsuccessful results of the Company's exploratory drilling programs. Mature wells typically carry a higher production expense burden than do newer wells that have not yet been significantly depleted.

GENERAL AND ADMINISTRATIVE COSTS

        General and administrative costs increased $1,000 or 96.3% from fiscal 1999 to fiscal 2000. The increase is primarily attributable to the Company's establishment of an Oklahoma City office in February 2000, increased legal, consulting and reservoir engineering fees and increased employee costs. Also, see "Corporate General and Administrative Expenses" below.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation, depletion and amortization increased $1,163 on 56.8% from fiscal 1999 to fiscal 2000. The components of depreciation, depletion and amortization were as follows:

                                                                                    Year Ended September 30,
                                                                               ------------------------------------
                                                                                2000          1999         Increase
                                                                               ------        ------        --------
Depreciation and amortization of furniture and fixtures and equipment.......   $  219        $  109         $  110
Depreciation, depletion and amortization of oil and gas properties..........    2,990         1,937          1,053
                                                                               ------        ------         ------
                                                                               $3,209        $2,046         $1,163
                                                                               ======        ======         ======

        Depreciation and amortization of furniture and fixtures and equipment increased $110 from fiscal 1999 to fiscal 2000 primarily because of depreciation related to new vehicles purchased in late fiscal 1999 and early fiscal 2000 and because of amortization of computer software commencing in the first quarter of fiscal 2000.

        For the year ended September 30, 2000, the depletion rate per equivalent mcf was $.57 in fiscal 2000 versus $.71 in fiscal 1999. The net decrease is the result of offsetting factors. The depletion rate indirectly decreased because of substantially higher energy prices at September 30, 2000 versus those at September 30, 1999. As a result of such higher prices, the Company's net economic oil and gas reserves increased substantially from 1999 to 2000 and related depreciation, depletion and amortization decreased substantially because more equivalent mcfs of gas were allocated to essentially the same depletable costs. This decrease was offset by the Company's expenditure of approximately $7,600 in the acquisition of drilling acreage and drilling of eight dry holes in the United States and two unproductive wells in Romania. These expenditures increased the depletion rate because the related costs of these drilling ventures were added to the Company's amortization base without a concomitant increase in oil and gas reserves to be depleted.

IMPAIRMENT OF UNPROVED PROPERTIES

        The Company recorded an impairment reserve for unproved property in fiscal 2000 because the Company drilled an unproductive well on one of its three Romanian concessions and does not plan to drill any additional wells on that concession hence it provided a reserve for the costs allocated to that concession.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

        Corporate, general and administrative expenses decreased $395 or 9.6% from fiscal 1999 to fiscal 2000. The decrease is primarily attributable to decreased insurance and legal costs. The $395 decrease in corporate, general and administrative expenses was, however, offset by an increase of $1,000 in exploration and production general and administrative expenses. (See above.) A significant portion of the general and administrative expenses allocated to corporate overhead in fiscal 1999 have been allocated to exploration and production general and administrative costs in fiscal 2000 and are expected to be so allocated in the future.

OTHER INCOME (EXPENSE)

        Interest income decreased $917 or 53.9% from fiscal 1999 to fiscal 2000. The decrease is primarily attributable to a decrease in the average balance of cash outstanding during the periods being compared.

        The composition of other income (expense) for the years ended September 30, 2000 and 1999 is as follows:

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                        2000              1999
                                                                                        ----              ----
  Litigation recovery (costs).........................................................  ($45)              $355
  Write-down of investment in Penn Octane Corporation preferred stock.................                     (423)
  Market price adjustment of investment in Penn Octane Corporation common
        stock.........................................................................                      431
  Miscellaneous.......................................................................    70                (11)
                                                                                        ----             ------
                                                                                         $25               $352
                                                                                         ===               ====

PROVISION FOR INCOME TAXES

        The tax provision (benefit) for the years ended September 30, 2000 and 1999 consist of the following components:

                                                                                       Year Ended September 30,
                                                                                      --------------------------
                                                                                       2000                1999
                                                                                      -------             ------
1.   Increase in net deferred tax asset using 36% Federal and state blended tax
     rate.....................................................................        ($2,256)

2.   Utilization of deferred tax asset, net of related valuation reserves, using
     36% blended Federal and state tax rate...................................                            $2,765

3.   A tax  provision  of 2% on all net income in excess of that required to realize the net deferred tax asset. (This 2% rate represents alternative minimum Federal corporate taxes the Company must pay despite having tax carryforwards and credits available to offset regular Federal corporate
     tax).....................................................................                                71

4.   Other (primarily revisions of previous estimates)........................            (35)               120
                                                                                      -------             ------
                                                                                      ($2,291)            $2,956
                                                                                       ======             ======

        The tax provision for the year ended September 30, 2000, consists primarily of deferred taxes of $948 related to timing differences originating in fiscal 2000 and the reversal of a $3,204 valuation reserve from fiscal 1999. The reversal of the valuation reserve resulted because of positive evidence that the Company will be able to generate sufficient taxable income in the future to utilize its deferred tax asset. Such positive evidence consists primarily of the increased value of the Company's oil and gas reserves as a result of substantially higher oil and gas prices.

        The tax provision for the year ended September 30, 1999 consists of utilization of the $2,765 of remaining net deferred tax assets at September 30, 1998, $71 of Federal alternative minimum taxes on net income in excess of that required to fully utilize the $2,765 net deferred tax asset using a 36% blended tax rate and $120 of other taxes related to revisions to the prior year's taxable income. The fiscal 1999 blended Federal and state income tax rate was 26%, which is lower than the statutory rate due to the utilization of statutory depletion and tax credits. The Company did not record a net deferred tax asset at September 30, 1999 because it determined that future taxable income was less certain given the Company's large exploratory and wildcat drilling programs, the expiration of the Lone Star Contract, contingent environmental liabilities and other factors.

EARNINGS PER SHARE

        Since November 1996, the Company has repurchased 4,831,020 or 69% of its common shares. As a result of these share acquisitions, earnings per share are significantly higher than they would be if no shares had been repurchased.

Fiscal 1999 vs Fiscal 1998

NATURAL GAS MARKETING

     Gas sales from natural gas marketing decreased $19,934 or 28.5% from fiscal 1998 to 1999. Gas sales in each fiscal year consist of the following:

                                                            September 30,
                                                      -----------------------
                                                        1999           1998
                                                      -------         -------

  Gas sales to Lone Star............................  $46,802         $64,619
  Gas sales to MGNG.................................    3,265           4,904
  Gas sales to third parties........................                      478
                                                      -------         -------
                                                      $50,067         $70,001
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

        Gas Purchases

        Gas purchases decreased $12,192 or 28.2% from fiscal 1998 to fiscal 1999. Gas purchases in each of the fiscal years consist of the following:

                                                              September 30
                                                         ---------------------
                                                          1999          1998
                                                         -------       -------

  Gas purchases - Lone Star Contract...................  $27,277       $36,898
  Gas purchases - MGNG Contract........................    3,785         5,897
  Gas purchases - sales to third parties...............                    459
                                                         -------       -------
                                                         $31,062       $43,254
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

        The Company is currently seeking to replace some or all of the operating income contribution of its former natural gas marketing operations with operating income from additional exploration and production properties and other energy assets. In that respect, the Company acquired the oil and gas assets of AmBrit, has entered into two drilling ventures in South Texas and has acquired a 50% interest in a drilling concession in Romania. In addition, subsequent to September 30, 1999, the Company acquired outside interests in wells it operates for $372 and entered into agreements to acquire other oil and gas properties (see above and Note 22 included in the consolidated financial statements included in Item 8 of this Form 10-K for the year ended September 30, 1999). The Company is also currently reviewing several other possible exploration and production, pipeline and natural gas marketing acquisitions. There can, however, be no assurance the Company will succeed in these efforts.

EXPLORATION AND PRODUCTION

        On June 1, 1999, the Company purchased all of AmBrit's oil and gas properties for $20,170, net of purchase price adjustments. AmBrit's oil and gas properties consist primarily of proved developed producing reserves. The current production from the AmBrit properties is approximately 425% that of the Company's other properties. In addition, the oil and gas reserves associated with the acquisition are estimated to be approximately 150% of the Company's other reserves. Therefore, as a result of this acquisition, the Company's exploration and production operations have increased significantly since June 1, 1999. In order to facilitate comparisons of financial data we have separately disclosed changes applicable to the acquisition of the AmBrit properties and those applicable to the Company's other exploration and production operations. The results are as follows:

                                                          Less Amounts
                                                           Applicable                                                Effect Of
                                                         To Acquisition            Non AmBrot Properties               Change
                                                            of AmBrit         --------------------------------           On
                                      Consolidated          Properties         Year Ended                            Operating
                                       Year Ended         June 1, 1999-       September 30,        Year Ended          Income:
                                     September 30,        September 30,          1999 as          September 30,       Increase
                                          1999                 1999             Adjusted              1998            (Decrease)
                                     -------------       --------------       -------------       -------------      ----------
Revenues
  Oil and gas sales..............        $6,712               $3,943             $ 2,769             $ 2,373            $396

Expenses
  Oil and gas....................        (1,910)              (1,312)               (598)               (545)            (53)
  General and administrative.....        (1,038)                 (22)             (1,016)               (992)            (24)
  Depreciation, depletion and
     amortization................        (2,046)              (1,214)               (832)               (423)           (409)
                                        -------               ------             -------            --------            ----

Operating Income (loss)..........        $1,718               $1,395             $   323             $   413            ($90)
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

        At September 30, 1999, the Company had hedged 54% of its anticipated oil production and 39% of its anticipated gas production for the year ended September 30, 2000. The crude oil was hedged at an average New York Mercantile Exchange ("NYMEX") price of $19.85 per barrel and the natural gas was hedged at an average price of $2.66 per mcf. The price the Company receives for its production differs from the NYMEX pricing due to its location basis differentials. However, management believes the NYMEX pricing is highly correlated to its production field prices and expects to be able to apply hedge accounting to these derivative transactions. To the extent that future NYMEX oil and gas prices average less than the prices at which the Company has hedged production, the Company's future oil and gas sales will increase above that which results from the sale of production at market prices. Conversely, to the extent that futures NYMEX prices exceed the average prices at which the Company has hedged its production, the Company's future oil and gas sales will decrease below that which results from the sale of production at market prices.

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

        Expenses

          Oil and Gas Production

        Oil and gas production expenses increased $53 or 9.7% from fiscal 1998 to fiscal 1999. The increase in oil and gas production expenses results from operating expenses related to eight new wells drilled in fiscal 1999 in which the Company has an interest and the general maturing of the Company's oil and gas properties and the tendency for older, depleting properties to carry a higher production expense burden than recently drilled properties. This increase was offset by increased income from well operations.

        In fiscal 1999, oil and gas production expense comprised 21.6% of oil and gas sales versus 23% of oil and gas sales in fiscal 1998. Since oil and gas production expenses generally increase as wells deplete, the Company expects that the oil and gas production expense percentage (oil and gas production expense as a percentage of oil and gas sales) will increase in the future given fixed oil and gas prices. Such increase may, however, be offset by a lower percentage of oil and gas production expenses to oil and gas sales for the Company's interests in new wells which the Company expects to be drilled.

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

          Other Income (Expense)

          The composition of other income (expense) is as follows:

                                                                            Year Ended September 30,
                                                                            ------------------------
                                                                             1999              1998
                                                                             ----              ----
Write down of investment in Penn Octane Corporation preferred
     stock............................................................      ($423)
Market price adjustment of investment in Penn Octane Corporation
     common stock.....................................................        431
Litigation recovery - EMC.............................................        355
Miscellaneous.........................................................        (11)             ($41)
                                                                            ------             ----
                                                                             $352              ($41)
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

PROVISION FOR INCOME TAXES

         The tax provision for the year ended September 30, 1999 and 1998 consist of the following components:


                                                                                     Year Ended September 30,
                                                                                    -------------------------
                                                                                     1999               1998
                                                                                    ------             ------
1.   Increase in net deferred tax asset using 36% Federal and state blended tax
     rate.....................................................................                        ($3,788)

2.   Utilization of deferred tax asset, net of related valuation reserves, using
     36% blended Federal and state tax rate...................................      $2,765              4,992

3.   A tax provision of 2% on all net income in excess of that required to realize the net deferred tax asset.  (This 2% rate represents alternative minimum Federal corporate taxes the Company must pay despite having tax carryforwards and credits available to offset regular Federal corporate
     tax).....................................................................          71

4.   Other (primarily revisions of previous estimates)........................         120
                                                                                    ------             ------
                                                                                    $2,956             $1,204
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

        During the year ended September 30, 2000, the Company generated $6,701 from operating activities. During the same period the Company invested $11,226 in oil and gas properties and $5,208 to reacquire shares of its common stock. In addition, it paid $1,363 in stockholder dividends. At September 30, 2000, the Company had $11,525 of unrestricted cash, $22,304 of working capital and no long-term debt.

        Discontinued Refining Operations

        Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries remain liable for contingent environmental liabilities (see Item 3 and Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K).

        Expected Sources and Uses of Funds

        As of September 30, 2000, the estimated future cash expenditures of the Company for the next two fiscal years consisted of the following:

        a.   Investments in Oil and Gas Properties


             1.   Development drilling on existing acreage..........    $ 9,915
             2.   Romanian concession - three wildcat wells.........      1,300
             3.   Dividends.........................................      2,669
                                                                        -------
                                                                        $13,884
                                                                        =======

             If subsequent wildcat Romanian wells are successful, the Company may increase its investment in that country significantly and could conceivably spend $10,000-$15,000 if new oil or gas fields are discovered.

             In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternatives, including the possible sale of its domestic oil and gas assets. In December 2000, several companies submitted bids for the Company's oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered. As a result, the Company is again seeking acquisitions in the energy sector, including oil and gas properties, gas marketing and pipeline operations and other investments. Given current high oil and gas prices and resultant seller price expectations, there can be no assurance that the Company will be able to acquire energy sector assets at prices it considers favorable. If the Company is able to acquire energy sector assets at favorable prices, its expenditures will exceed the estimated future expenditures listed above.

        b.   Repurchase of Company Shares - as of November 24, 2000, the
             Company had repurchased 4,831,020 shares of its common stock (13,813,054 shares without taking into account the 200% stock dividend which was effective January 31, 2000) at a cost of $66,234. The Company's Board of Directors has authorized the repurchase of up to 436,946 additional shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decisions whether to repurchase such additional shares and/or to increase the repurchase authorization above the current level will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

        c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

        d. Required Escrow Fund - Litigation - the Company may have to escrow as much as $2,900 for a lengthy period - perhaps several years - as it appeals a jury verdict in the Long Trusts' litigation. (See Note 21 to the consolidated financial statements included in Item 8 to this Form 10-K.)

        At September 30, 2000, the Company had available the following sources of funds:


        Unrestricted cash - September 30, 2000.......................  $11,525
        Line of credit - energy bank.................................   30,000
        Marketable securities........................................   10,985
                                                                       -------
                                                                       $52,510
                                                                       =======

        The Company's line of credit expires in February 2001 but the Company is currently in the process of extending its line of credit.

        In addition, the Company anticipates significant future cash flow from exploration and production operations.

        The estimated sources of funds are subject to most of the risks enumerated below. The realization from the sale of the Company's investment in the common stock of Penn Octane and Delta are dependent on the market value of such stock and the Company's ability to liquidate its Penn Octane and Delta stock investments at or near market values. Since Penn Octane and Delta are thinly capitalized and traded, liquidation of a large volume of Penn Octane and/or Delta stock without significantly lowering the market price may be impossible. (See Note 21 to the consolidated financial statements included in Item 8 to this Form 10-K.)

        The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash and expected cash flow from operating activities. The Company can also use its $30,000 line of credit (until February
2001) and future cash flow from production to acquire additional oil and gas properties and/or to conduct additional drilling.

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

            In October 1998, the EPA named the Company and two of its subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco, the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA in January 2000 and has received no further correspondence for the EPA. On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA as well as indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and its two inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery.

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

            The above estimate of expected cash resources and cash obligations assumes no expenditure for contingent environmental liabilities or legal defense costs related to the Indian Refinery. If the Company is sued and related legal proceedings continue longer than expected (environmental litigation often continues 3-5 years or more) and/or the Company is found liable for a portion of the environmental remediation of either the Indian Refinery or Powerine Refinery, estimated cash resources will be decreased and such decrease could be significant.

        2.  IRLP Vendor Liabilities:

            IRLP owes its vendors approximately $5,000. Its only major asset was a $5,388 note due from the purchaser of the Indian Refinery, American Western. The Company has been informed that IRLP has agreed to settle its $5,388 note for approximately $800 in exchange for a covenant of the EPA not to sue IRLP. Assuming such a settlement is consummated, IRLP will be able to pay its creditors only a small portion of the amounts owed to them. To date it is the Company's understanding that IRLP and the EPA have still not consummated an agreement to settle the note for $800.

        3.  Public Market for the Company's Stock:

            Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. Such volatility may adversely affect the market price and liquidity of the Company's common stock.

            In addition, the Company, through its stock repurchase program, has repurchased 4,831,020 or 69% of its outstanding common stock since November of 1996 and has effectively become the major market maker in the Company's stock. If the Company ceases repurchasing shares the market value of the Company's stock may be adversely affected.

        4.  Foreign Operating Risks

            Since the Company anticipates spending a minimum of approximately $3,600 drilling five wildcat wells on three Romanian concessions, of which $2,279 was incurred by September 30, 2000, the Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, currency risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce or eliminate estimated profitability.

        5.  Exploration and Production Reserve Risk

            The Company is currently participating in drilling a third wildcat well in Romania and anticipates drilling at least two more wildcat wells there. This drilling involves exploratory drilling where the probability of discovering commercial oil and gas reserves is less than twenty percent (20%). The drilling investment is essentially a sunk cost. Reserve risk is the possibility that the reserves discovered, if any, will not approximate those the Company has estimated before drilling. If commercial reserves are not found, the Company's future operations and cash flow will be adversely affected.

        6.  Exploration and Production Price Risk

            The Company has not hedged any of its anticipated future oil and gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future oil and gas price changes with respect to all of its anticipated future oil and gas production. Such exposure could be considerable given the volatility of oil and gas prices. For example, from February 1999 to November 2000, crude oil prices essentially increased 250% and natural gas prices also increased to record levels. Current oil and gas prices are higher than they have been in fifteen years. In the past crude oil prices and gas prices have shown general volatility over short periods of time and the high oil and gas prices currently being realized could decrease and decrease significantly.

        7.  Exploration and Production Operating Risk

            All of the Company's current oil and gas properties are onshore properties with relatively low operating risk. As noted above, the Company acquired a fifty percent (50%) interest in a Romanian oil and gas concession in fiscal 1999 and is currently involved in drilling a third wildcat well in that country. The first two wells drilled did not result in any commercial wells. The operating risks associated with the Romanian drilling concession are significantly greater than those associated with the operation of onshore wells. Operations in Romania may, for example, be impacted by the lack of rig availability or access to operating supplies, equipment, skilled operating personnel or by excessive governmental regulations. Although the Company will not operate any Romanian wells, it is affected by and bears fifty percent (50%) of the costs related to such operating activities.

        8.  Other Risks

            In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with the increased litigation that appear to affect most corporations.

        9.  Future of the Company

            The oil and gas industry is a dynamic and constantly changing industry. In the last five years the rate of mergers and acquisitions within the industry has accelerated significantly as companies seek to consolidate operations, shed unprofitable operations and reduce administrative costs. Although the Company has hired an outside advisor to sell its oil and gas properties, the prices offered by would-be buyers were significantly lower than the Company's expectations and the Company's Board of Directors decided not to sell the Company's properties at the price offered, approximately $48,000. As noted previously, the Company has now decided to seek energy sector acquisitions, including oil and gas assets, for its own account given the low bids it received for its own properties. There can, however, be no assurance that the Company will be successful in this pursuit. The price expectations of would-be sellers may be higher than the price the Company is willing to pay and other larger companies with more capital resources may outbid the Company. Also, as noted previously, the Company has recently invested $500 in Network, a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers. If Network is successful in its endeavors, the Company may make additional investments in Network and/or similar energy related ventures.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has not hedged its anticipated oil and gas production and thus remains at risk with respect to the prices it receives for such production. If oil and gas prices increase, the Company's oil and gas revenues will increase. Conversely, if oil and gas prices decrease, the Company's oil and gas revenues will also decrease. Gas prices are currently higher than they have been in fifteen years and average oil prices are remaining at levels in excess of what they have been for many years. There can be, however, no assurance that such prices will remain at such levels given recent oil and gas price volatility.

INFLATION AND CHANGING PRICES

        Exploration and Production

        Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted FAS 133 effective October 1, 2000.

        At October 1, 2000, the Company had not freestanding derivative instruments in place and had no embedded derivative instruments. Based upon the Company's application of SFAS 133, its adoption had no impact on its results of operations or financial condition.

RISK FACTORS

        See above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                        Page
                                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998..........    27
Consolidated Balance Sheets as of September 30, 2000 and 1999........................................    28
Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998..........    29
Consolidated Statements of Stockholders' Equity  and Other Comprehensive Income for the Years
        Ended September 30, 2000, 1999 and 1998......................................................    31
Notes to the Consolidated Financial Statements.......................................................    32

INDEPENDENT AUDITORS' REPORT.........................................................................    57


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ("$000's" Omitted Except Per Share Amounts)

                                                                             Year Ended September 30,
                                                                ---------------------------------------------------
                                                                   2000                1999                1998
                                                                ----------           ----------         -----------
Revenues:
    Natural gas marketing and transmission:
      Gas sales.............................................                        $    50,067         $    70,001
                                                                                    -----------         -----------
    Exploration and production:
      Oil and gas sales.....................................    $   17,959                6,712               2,373
                                                                ----------           ----------         -----------
                                                                    17,959               56,779              72,374
                                                                ----------           ----------         -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases.........................................                             31,062              43,254
      Operating costs.......................................                                                    (16)
      General and administrative............................                                 35                  62
      Transportation........................................                              1,123               1,539
      Depreciation and amortization.........................                              6,284               9,462
                                                                                     ----------         -----------
                                                                                         38,504              54,301
                                                                                     ----------         -----------
    Exploration and production:
      Oil and gas production................................         6,194                1,910                 545
      General and administrative............................         2,038                1,038                 992
      Depreciation, depletion and amortization..............         3,209                2,046                 423
      Impairment of foreign unproved properties.............           832
                                                                ----------           ----------         -----------
                                                                    12,273                4,994               1,960
                                                                ----------           ----------         -----------
    Corporate general and administrative....................         3,717                4,112               3,081
                                                                ----------           ----------         -----------
                                                                    15,990               47,610              59,342
                                                                ----------           ----------         -----------
Operating income............................................         1,969                9,169              13,032
                                                                ----------           ----------         -----------

Other income (expense):
    Interest income.........................................           784                1,701               2,271
    Other income (expense)..................................            25                  352                 (41)
    Interest expense........................................                                                     (2)
                                                                ----------           ----------         -----------
                                                                       809                2,053               2,228
                                                                ----------           ----------         -----------
 Income before provision for (benefit of) income taxes......         2,778               11,222              15,260
                                                                ----------           ----------         -----------
 Provision for (benefit of) income taxes:
    State...................................................           (64)                  79                  40
    Federal.................................................        (2,227)               2,877               1,164
                                                                ----------           ----------         -----------
                                                                    (2,291)               2,956               1,204
                                                                ----------           ----------         -----------
Net income..................................................    $    5,069           $    8,266         $    14,056
                                                                ==========           ==========         ===========

Net income per share:
    Basic...................................................    $      .73           $     1.01         $      1.24
                                                                ==========           ==========         ===========
    Diluted.................................................    $      .71           $      .99         $      1.22
                                                                ==========           ==========         ===========

 Weighted average number of common and potential dilutive
   shares outstanding:
        Basic                                                    6,939,350            8,205,501          11,370,300
                                                                ==========           ==========         ===========
        Diluted.............................................     7,102,803            8,347,932          11,513,709
                                                                ==========           ==========         ===========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                               September 30,
                                                                                         -------------------------
                                                                                           2000             1999
                                                                                         --------         --------
                                        ASSETS
Current assets:
    Cash and cash equivalents.........................................................   $ 11,525         $ 22,252
    Restricted cash...................................................................      1,742              770
    Accounts receivable...............................................................      3,758            5,172
    Marketable securities.............................................................     10,985            4,194
    Prepaid expenses and other current assets.........................................        251              594
    Estimated realizable value of discontinued net refining assets....................        800              800
    Deferred income taxes.............................................................      2,256
                                                                                         --------         --------
      Total current assets............................................................     31,317           33,782
Property, plant and equipment, net:
    Natural gas transmission..........................................................         55               60
    Furniture, fixtures and equipment.................................................        258              298
    Oil and gas properties, net (full cost method)....................................
      Proved properties...............................................................     29,218           24,765
      Unproved properties not being amortized.........................................      1,447            1,862
Investment in Networked Energy LLC....................................................        500
Note receivable - Penn Octane Corporation.............................................        500
Other assets..........................................................................                          29
                                                                                         --------         --------
      Total assets....................................................................   $ 63,295         $ 60,796
                                                                                         ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..................................................................   $    333         $    368
    Accounts payable..................................................................      2,433            2,869
    Accrued expenses..................................................................        265              802
    Accrued taxes on appreciation of marketable securities............................      2,628               49
    Stock subscription payable........................................................        150
    Net refining liabilities retained.................................................      3,204            3,205
                                                                                         --------         --------
      Total current liabilities.......................................................      9,013            7,293
Long-term liabilities.................................................................          6                -
                                                                                         --------         --------
      Total liabilities...............................................................      9,019            7,293
                                                                                         --------         --------
Commitments and contingencies.........................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at September 30, 2000 and 1999.........................      5,752            5,752
    Additional paid-in capital........................................................     67,365           67,365
    Accumulated other comprehensive income - unrealized gains on marketable
      securities, net of taxes........................................................      4,671            2,396
    Retained earnings.................................................................     42,422           38,716
                                                                                         --------         --------
                                                                                          120,210          114,229
    Treasury stock at cost - 4,791,020 shares at September 30, 2000 and 4,282,217
      shares at September 30, 1999....................................................    (65,934)         (60,726)
                                                                                         --------         --------
      Total stockholders' equity......................................................     54,276           53,503
                                                                                         --------         --------
      Total liabilities and stockholders' equity......................................   $ 63,295         $ 60,796
                                                                                         ========         ========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                            Year Ended September 30,
                                                                                    ------------------------------------------
                                                                                     2000              1999              1998
                                                                                    -------          -------           -------
Cash flows from operating activities:
    Net income ...............................................................      $ 5,069         $  8,266           $14,056
                                                                                    -------         --------           -------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization...............................        3,209            8,330             9,885
       Impairment of foreign unproved properties..............................          832
       Deferred income taxes (benefit)........................................       (2,256)           2,765               968
       Unrealized gain on marketable securities...............................                          (481)
       Impairment of Penn Octane preferred stock..............................                           423
       Changes in assets and liabilities:
          Decrease in restricted cash.........................................         (972)            (157)             (116)
          (Increase) in marketable securities.................................                                            (471)
          (Increase) decrease in accounts receivable..........................        1,414            3,209            (2,513)
          Decrease in notes receivable........................................                                          10,000
          Decrease in prepaid transportation..................................                         1,123             1,539
          (Increase) decrease in prepaid expenses and other current assets....          343             (301)              159
          (Increase) decrease in other assets.................................           29                                (29)
          (Increase) decrease in prepaid gas purchases........................                           852              (852)
          Increase (decrease) in accounts payable.............................         (436)          (5,740)            3,043
          Increase (decrease) in accrued expenses.............................         (537)            (861)              406
          Increase in other long-term liabilities.............................            6
                                                                                    -------         --------           -------
              Total adjustments...............................................        1,632            9,162            22,019
                                                                                    -------         --------           -------
              Net cash flow provided by operating activities..................        6,701           17,428            36,075
                                                                                    -------         --------           -------
Cash flows from investment activities:
    Investment in note receivable - Penn Octane Corporation...................         (500)
    Investment in marketable securities.......................................                          (269)           (1,000)
    Proceeds from sale of oil and gas assets..................................        1,427
    Realization from (liquidation of) discontinued net refining assets........                           900            (1,425)
    Acquisition of AmBrit oil and gas properties..............................                       (20,170)
    Investment in other oil and gas properties................................      (11,226)          (3,794)           (2,212)
    Investment in pipelines...................................................                                             (63)
    Investment in Networked Energy LLC........................................         (350)
    Purchase of furniture, fixtures and equipment.............................         (173)             (98)             (182)
    Other.....................................................................          (35)                                42
                                                                                    -------         --------           -------
              Net cash used in investing activities...........................      (10,857)         (23,431)           (4,840)
                                                                                    -------         --------           -------


                            (continued on next page)

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ("$000's" Omitted Except Per Share Amounts)
                         (continued from previous page)


                                                                                            Year Ended September 30,
                                                                                     ----------------------------------------
                                                                                      2000             1999            1998
                                                                                     -------         -------          -------
Cash flows from financing activities:
   Acquisition of treasury stock ...............................................      (5,208)         (6,919)         (28,644)
   Dividends paid to shareholders ..............................................      (1,363)         (1,681)          (2,393)
   Proceeds from exercise of stock options .....................................                         255               64
                                                                                     -------         -------          -------
         Net cash (used in) financing activities................................      (6,571)         (8,345)         (30,973)
                                                                                     -------         -------          -------
Net increase (decrease) in cash and cash equivalents............................     (10,727)        (14,348)             262
Cash and cash equivalents - beginning of period.................................      22,252          36,600           36,338
                                                                                     -------         -------          -------
Cash and cash equivalents - end of period.......................................     $11,525         $22,252          $36,600
                                                                                     =======         =======          =======

Supplemental disclosures of cash flow information are as follows:
  Cash paid during the period:
      Interest..................................................................                                      $     2
                                                                                     =======         =======          =======
      Income taxes..............................................................     $   188         $   108          $   128
                                                                                     =======         =======          =======

   Accrued dividends............................................................     $   333         $   368
                                                                                     =======         =======
   Conversion of Penn Octane Corporation note to marketable securities..........                     $ 1,000
                                                                                                     =======
   Unrealized gain on investment in available-for-sale marketable securities....     $ 2,275         $ 2,396
                                                                                     =======         =======
   Exchange of oil/gas properties for Delta Petroleum Company common
      stock.....................................................................     $ 1,937
                                                                                     =======



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000's" Omitted Except Per Share Amounts)


                                                        Years Ended September 30, 2000, 1999 and 1998
                                        -----------------------------------------------------------------------------
                                                                                            Accumulated
                                            Common Stock         Additional                    Other      Retained
                                        ---------------------     Paid-In    Comprehensive Comprehensive  Earnings
                                          Shares       Amount     Capital       Income         Income     (Deficit)
                                        ----------     ------     -------    ------------- -------------  ---------
Balance - October 1, 1997......          6,798,646      3,399      67,061                                   22,468
Stock acquired.................
Options exercised..............              5,000          3          61
Dividends declared ($.45 per share)                                                                         (1,688)
Net income.....................                                                                             14,056
                                        ----------     ------     -------                                  -------

Balance - September 30, 1998...          6,803,646      3,402      67,122                                   34,836
Stock acquired.................
Options exercised..............             25,000         12         243
Dividends declared ($.25 per share)                                                                         (2,048)
Comprehensive income...........
  Net income...................                                                $  8,266                      8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                                   2,396        $2,396
                                                                               --------
                                                                               $ 10,662
                                        ----------     ------     -------      ========        ------      -------
Balance - September 30, 1999...          6,828,646      3,414      67,365                       2,396       41,054
Stock split ratio activity applied       4,675,258      2,338                                               (2,338)
                                        ----------     ------     -------                      ------      -------
Balance-September 30, 1999 -  rest      11,503,904      5,752      67,365                       2,396       38,716
Stock acquired.................
Dividends declared ($.20 per share)                                                                         (1,363)
Comprehensive income...........
  Net income...................                                                  $5,069                      5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                                   2,275         2,275
                                                                               --------
                                                                                $ 7,344
                                        ----------     ------     -------      ========        ------      -------
Balance - September 30, 2000...         11,503,904     $5,752     $67,365                      $4,671      $42,422
                                        ==========     ======     =======                      ======      =======

[RESTUB TABLE]

                                           Years Ended September 30, 2000, 1999 and 1998
                                          ----------------------------------------------

                                             Treasury Stock
                                          ---------------------
                                           Shares       Amount        Total
                                          ---------     -------      -------
Balance - October 1, 1997......           2,085,100     (25,163)     $67,765
Stock acquired.................           1,777,817     (28,644)     (28,644)
Options exercised..............                                           64
Dividends declared ($.45 per share)                                   (1,688)
Net income.....................                                       14,056
                                          ---------     -------      -------

Balance - September 30, 1998...           3,862,917     (53,807)      51,553
Stock acquired.................             419,300      (6,919)      (6,919)
Options exercised..............                                          255
Dividends declared ($.25 per share)                                   (2,048)
Comprehensive income...........
  Net income...................                                        8,266
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                        2,396


                                          ---------     -------      -------
Balance - September 30, 1999...           4,282,217     (60,726)      53,503
Stock split ratio activity applied
                                          ---------     -------      -------
Balance-September 30, 1999 -  rest        4,282,217     (60,726)      53,503
Stock acquired.................             508,803      (5,208)      (5,208)
Dividends declared ($.20 per share)                                   (1,363)
Comprehensive income...........
  Net income...................                                        5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax..                                        2,275


                                          --------      -------      -------
Balance - September 30, 2000...           4,791,020    ($65,934)     $54,276
                                          =========     =======      =======




    The accompanying notes are an integral part of these financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 1 - BUSINESS AND ORGANIZATION

        Business

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mr. Joseph L. Castle II, Chairman of the Board and Chief Executive Officer, and his wife own approximately twenty-three percent (23%) of the Company's outstanding common stock at September 30, 2000.

        The Company's only line of business at September 30, 2000 and at present is oil and gas exploration and production. The Company's operations are conducted in the United States and, to a minor extent, in Romania. Prior to September 30, 1995, several of the Company's subsidiaries and former subsidiaries were involved in the refining business. These subsidiaries discontinued refining operations effective September 30, 1995, however several contingencies related to closure of these refining assets are still outstanding. From December 1992 to May 31, 1999, several of the Company's subsidiaries were involved in the natural gas marketing business and from December 1992 to May 1997, another subsidiary was involved in the gas transmission business. In May 1997, the Company sold its gas transmission pipeline. All of the related long-term gas sales and gas purchase contracts expired by their terms on May 31, 1999.

        The Company currently continues to seek acquisitions of exploration and production and natural gas marketing and transmission assets.

        References to the Company mean Castle Energy Corporation, the parent, and/or its subsidiaries. Such references are used for convenience and are not intended to describe legal relationships.

        Oil and Gas Exploration and Production

        In May 1997, the Company sold its Rusk County, Texas oil and gas properties which it acquired from Atlantic Richfield Company ("ARCO") to Union Pacific Resources Company ("UPRC"). The reserves associated with such properties constituted approximately 84% of the Company's proved oil and gas reserves at the time (see Note 4).

        In June 1999, the Company acquired all of the oil and gas assets of AmBrit Energy Corp. ("AmBrit"). The AmBrit oil and gas assets included interests in approximately 180 wells located in eight states. The proved oil and gas reserves associated with the AmBrit acquisition were estimated to be approximately 12.5 billion cubic feet of natural gas and 2,000 barrels of crude oil or approximately one hundred and fifty percent (150%) of the Company's proved reserves before such acquisition [See Note 4 (unaudited)]. During fiscal 2000, the Company participated in the drilling of nine exploratory wells in south Texas pursuant to two drilling ventures in which the Company participated. Eight of the wells drilled resulted in dry holes while the other well was completed as a producing well. Finally, in December 1999, the Company acquired majority interests in twenty-six (26) offshore Louisiana wells. The Company then sold these wells to Delta Petroleum Company ("Delta"), a public company involved in oil and gas exploration and development, in September 2000. The Company also participated in the drilling of two wildcat wells in Romania in fiscal 2000, but neither well has yet tested to be commercial.

        Natural Gas Marketing

        In December 1992, the Company acquired a long-term natural gas sales contract with Lone Star Gas Company ("Lone Star Contract"). The Company also entered into a gas sales contract and one gas purchase contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), which, in turn, is a United States subsidiary of Metallgesellschaft A.G. ("MGAG"), a German conglomerate. In May 1997, the Company sold its Rusk County, Texas natural gas pipeline to a subsidiary of UPRC and thus exited the gas transmission business while still conducting gas marketing operations. Effective May 31, 1999, the aforementioned gas sales and gas purchases contracts expired by their own terms and were not replaced by other third party gas marketing business. The Company continues to pursue additional natural gas marketing and transmission assets but has not yet been able to acquire such assets.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

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

        Powerine

        In October 1993, a former subsidiary of the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery"), from MG. On September 29, 1995, Powerine sold substantially all of its refining plant to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC") and EMC, an unaffiliated entity, acquired the refinery from Kenyen. EMC subsequently sold the refinery to an outside party which, we are informed, is seeking financing to restart it.

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

        Investment In Networked Energy LLC

        In August 2000, the Company purchased thirty-five percent (35%) of the stock of Networked Energy LLC ("Network") for $500. Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 1998, 1999 and 2000 - natural gas marketing and transmission and exploration and production. References should be made to previous Forms 10-K for summaries of accounting principles applicable to the discontinued refining segment.

        Principles of Consolidation

        The consolidated financial statements presented include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Revenue Recognition

        Natural Gas Marketing

        Revenues were recorded when deliveries were made. Essentially all of the Company's deliveries were made under two long-term gas sales contracts, the Lone Star Contract and a gas sales contract with MGNG. These contracts expired May 31, 1999.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Exploration and Production

        Oil and gas revenues are recorded under the sales method when oil and gas production volumes are delivered to the purchaser. Reimbursement of costs from well operations is netted against oil and gas production expenses.

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

        Environmental Costs

        The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future expected economic benefit to the Company. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

        Impairment of Long-Term Assets

        The Company reviewed its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstance indicated that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition were less than the carrying amount of the asset, an impairment loss would have been recognized. Measurement of an impairment loss would be based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties." The Company currently has no significant long-term assets except for its oil and gas properties, for which impairment is recorded pursuant to full cost accounting as described above.

        Hedging Activities

            Natural Gas Marketing

        The Company used hedging strategies to hedge its future natural gas purchase requirements for its gas sales contracts with Lone Star and MGNG (see
Note 1). The Company hedged future commitments using natural gas swaps, which were accounted for on a settlement basis. Gains and losses from hedging activities were included in the item being hedged, the cost of gas purchased for the Lone Star Contract or for the contract with MGNG. In order to qualify as a hedge, the change in fair market value of the hedging instrument had to be highly correlated with the corresponding change in the hedged item.

            Exploration and Production

        The Company used hedging strategies to hedge a significant portion of its crude oil and natural gas production through July 31, 2000. The Company used futures contracts to hedge such production. Gains and losses from hedging activities were deferred and debited or credited to the item being hedged, oil and gas sales, when they occurred. In order to qualify as a hedge the change in fair market value of the hedging instrument must be highly correlated with the corresponding change in the hedged item. When the hedging instrument ceases to qualify as a hedge, changes in fair value are charged against or credited to earnings.

        Gas Contracts

        The purchase price allocated to the Lone Star Contract was capitalized and amortized over the term of the related contract, 6.5 years.

        Gas Balancing

        Gas balancing activities have been immaterial since May 1997, when the Company sold a significant portion of its exploration and production assets to UPRC.

        Investment In Network

        The Company's investment in Network (the Company owns 35% of Network) is recorded on the equity method. Under this method, the Company records its share of Network's income or loss with an offsetting entry to the carrying value of the Company's investment. Cash dividends, if any, are recorded as reductions in the carrying value of the Company's investment.

        From inception (August 2000) through September 30, 2000, the Company's share of Network's results of operations was immaterial.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Comprehensive Income

        Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities.

        Stock Based Compensation

        SFAS 123, "Accounting for Stock-Based Compensation," allows an entity to continue to measure compensation costs in accordance with Accounting Principle Board Opinion No. 25 ("APB 25"). The Company has elected to continue to measure compensation cost in accordance with APB 25 and to comply with the required disclosure-only provisions of SFAS 123.

        Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS 109 also requires that deferred tax assets, if any, be reduced by a valuation reserve based upon whether realization of such deferred tax asset is or is not more likely than not. (See Note 17)

        Earnings Per Share

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

       New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted SFAS 133 effective October 1, 2000. At October 1, 2000, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. Based upon the Company's application of SFAS 133, its adoption had no impact on its results of operations or financial condition.

NOTE 3 - DISCONTINUED REFINING OPERATIONS

        Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 1997 to September 30, 2000 is as follows:

                                                                                Estimated
                                                                            Realizable Value
                                                                             of Discontinued            Net Refining
                                                                           Net Refining Assets      Liabilities Retained
                                                                           -------------------      --------------------
Balance - October 1, 1997............................................             $4,422                    $7,353
Reduction in estimated platinum recovery.............................               (364)
Excess of MG Note over actual recovery in Powerine Arbitration.......                                       (1,300)
Recovery of platinum proceeds........................................               (435)
Adjustment of vendor liabilities.....................................                                         (732)
Cash transactions....................................................                                         (192)
                                                                                  ------                    ------
Balance - September 30, 1998.........................................              3,623                     5,129
Reduction in estimated MG SWAP litigation recovery...................               (129)                     (129)
Collection of MG SWAP litigation proceeds............................               (575)                     (575)
Additional recovery in connection with the Powerine Arbitration......                                          900
Reduction in estimated recoverable value of note receivable
        from American Western........................................             (2,119)
Adjustment of vendor liabilities.....................................                                       (2,119)
Other................................................................                                           (1)
                                                                                  ------                    ------
Balance - September 30, 1999.........................................                800                     3,205
Cash transactions....................................................                                         (153)
Adjustment of vendor liabilities.....................................                                          152
                                                                                  ------                    ------
Balance - September 30, 2000.........................................             $  800                    $3,204
                                                                                  ======                    ======

        As of September 30, 2000, the estimated realizable value of discontinued net refining assets consists of $800 of estimated recoverable proceeds from the American Western note. The estimated value of net refining liabilities retained consist of net vendor liabilities of $1,469 and accrued costs related to discontinued refining operations of $2,253, offset by cash of $518.

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

        See Notes 12 and 13.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

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

        The results of operations on a pro-forma basis as though the oil and gas properties of AmBrit had been acquired as of the beginning of the periods indicated are as follows:

                                                    Year Ended September 30,
                                                -------------------------------
                                                  1999                  1998
                                                ---------            ----------
                                               (Unaudited)          (Unaudited)

Revenues....................................    $  62,719            $   81,373
Net income..................................    $   7,958            $   14,208
Net income per share........................    $     .95            $     1.23
Shares outstanding (diluted)................    8,347,932            11,513,709

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

        Investment in Drilling Joint Ventures

        In fiscal 1999, the Company entered into two drilling ventures to participate in the drilling of up to sixteen exploratory wells in south Texas. During fiscal 2000, the Company participated in the drilling of nine exploratory wells pursuant to the related joint venture operating agreements. Eight wells drilled resulted in dry holes and one well was completed as a producer. The Company has no further drilling obligations under these joint ventures. The total cost incurred to participate in the drilling of the exploratory wells was approximately $5,299.

        Offshore Louisiana Property Acquisition

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $882.

        In September 2000, the subsidiary of the Company sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The preliminary purchase price of $3,084 consisted of $1,147 cash plus 382,289 shares of Delta's common stock valued at market prices or $1,937. The Company does not anticipate any material adjustment to the preliminary purchase price.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        Investment in Romanian Concession

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), a public oil and gas exploration and production company, by the Romanian government. The Company paid Costilla $65 for the option. In May 1999, the Company exercised the option. As of September 30, 2000, the Company had participated in the drilling of two wildcat wells and was in the process of drilling a third wildcat well. Neither of the first two wells was completed as a producer although the Company plans to conduct further testing of the second well drilled. At September 30, 2000, the Company had invested $2,279 and provided an $832 impairment reserve against its Romanian investment, resulting in a net book value of $1,447. The Company expects that its minimum future obligation for the Romanian concessions will be at least $1,300.

        See Note 10.

        Other Exploration and Production Investments

          In November and December 1999, the Company acquired additional outside interests in several Alabama and Pennsylvania wells, which it operates, for $2,579.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                           September 30,
                                                                                       --------------------
                                                                                        2000           1999
                                                                                       ------          ----
        Funds supporting letters of credit for offshore Louisiana wells.............   $1,519
        Drilling deposits in escrow - Romania.......................................        4          $551
        Funds supporting letters of credit issued for operating bonds...............      219           219
                                                                                       ------          ----
                                                                                       $1,742          $770
                                                                                       ======          ====

        The drilling deposits in escrow in Romania are to be used only to conduct exploratory drilling activities in Romania and cannot be withdrawn or used for other purposes by the Company.

        The funds supporting the letters of credit for offshore Louisiana wells are secured by a note from Delta to the extent of $1,300 and Delta is required to replace those funds not later than June 30, 2001 (see Note 13).

NOTE 6 - ACCOUNTS RECEIVABLE

        Based upon past customer experiences, the limited number of customer accounts receivable relationships, and the fact that the Company's subsidiaries can generally offset unpaid accounts receivable against an outside owner's share of oil and gas revenues, management believes substantially all receivables are collectible. Accounts receivable consist of the following:

                                                                  September 30,
                                                          --------------------
                                                           2000         1999
                                                          ------       ------

        Exploration and production - trade............    $3,758        $3,354
        Margin account - hedging......................                   1,750
        Interest......................................                      68
                                                          ------        ------
                                                          $3,758        $5,172
                                                          ======        ======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

NOTE 7 - NOTE RECEIVABLE - PENN OCTANE

        In January 2000, the Company invested $500 in a note due from Penn Octane Corporation ("Penn Octane"), a public company involved in the sale of liquid propane gas into Mexico. The note is due on December 15, 2000 and bears interest at 9%, payable semi-annually. The note is secured by certain assets of Penn Octane. In addition, the Company received options to acquire 62,500 shares of common stock of Penn Octane at $4.00 per share. This investment in Penn Octane is in addition to the Company's investment in the common stock of Penn Octane.

        At September 30, 2000, the amount due from Penn Octane was $513, consisting of $500 of note principal and $13 of accrued interest.

        See Note 21.

NOTE 8 - MARKETABLE SECURITIES

        The Company's investment in marketable securities consists of common shares of Penn Octane and Delta and options to acquire common stock of Penn Octane.

        At September 30, 1998, the Company accounted for its investment as trading securities. In March 1999, the Company began to account for its investment as available-for-sale securities. The Company's investments in Penn Octane and Delta common stock and options to buy Penn Octane stock were as follows:


                                              Common Stock
                                        -----------------------
                                        Penn Octane       Delta         Total
                                        -----------      ------        -------
  September 30, 2000:
        Cost........................      $1,750        $1,937         $ 3,687
        Unrealized gain.............       7,298                         7,298
                                          ------        ------         -------
        Book value (market
        value)......................      $9,048        $1,937         $10,985
                                          ======        ======         =======
  September 30, 1999:
        Gross cost..................      $1,750                       $ 1,750
        Unrealized gain.............       2,444                         2,444
                                          ------                       -------
        Book value (market
        value)......................      $4,194                       $ 4,194
                                          ======                       =======


        The fair market value of Penn Octane and Delta shares was based on one hundred percent (100%) of the closing price on September 29, 2000, the last trading day in the Company's fiscal year ending September 30, 2000.

        At September 30, 2000, the Company owned options to purchase 166,667 common shares of Penn Octane common stock at $6.00 per share, options to purchase 225,000 common shares of Penn Octane common stock at $1.75 per share and options to purchase 62,500 common shares of Penn Octane common stock at $4.00 per share. The options had a book (market) value of $1,641at September 30, 2000 based upon the Black - Scholes pricing model (See Note 16). On October 1, 2000, the 166,667 options at $6.00 expired unused.

        All of the Company's Penn Octane shares are now registered. The Company's Delta shares are not registered but the Company has registration rights with respect to such shares.

        See Note 21.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                                                                      September 30,
                                                                                                -----------------------
                                                                                                 2000             1999
                                                                                                 ----             ----
  Cost:
        Furniture and fixtures............................................................       $660              $603
        Automobile and trucks.............................................................        222               106
                                                                                                 ----              ----
                                                                                                  882               709
  Accumulated depreciation................................................................       (624)             (411)
                                                                                                 ----              ----
                                                                                                 $258              $298
                                                                                                 ====              ====

NOTE 10 - OIL AND GAS PROPERTIES

        Oil and gas properties consist of the following:

                                                                                            September 30, 2000
                                                                                ------------------------------------------
                                                                                 United
                                                                                 States          Romania            Total
                                                                                --------        ---------          -------
  Proved properties.........................................................    $42,127                            $42,127
  Less: Accumulated depreciation, depletion and amortization................    (12,909)                           (12,909)
                                                                                -------                            -------
  Proved properties.........................................................     29,218                             29,218
  Unproved properties not being amortized...................................                      $2,279             2,279
  Impairment of unproved property...........................................                        (832)             (832)
                                                                                -------           ------           -------
                                                                                $29,218           $1,447           $30,665
                                                                                =======           ======           =======

                                                                                            September 30, 1999
                                                                                -------------------------------------------
                                                                                 United
                                                                                 States          Romania            Total
                                                                                --------        ---------          -------
  Proved properties.........................................................    $34,684                            $34,684
  Less: Accumulated depreciation, depletion and amortization................     (9,919)                            (9,919)
                                                                                -------                            -------
  Proved properties.........................................................     24,765                             24,765
  Unproved properties not being amortized...................................        928             $934             1,862
                                                                                -------             ----           -------
                                                                                $25,693             $934           $26,627
                                                                                =======             ====           =======

Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                              Year Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                                   2000                                      1999
                                                 ----------------------------------------   ------------------------------------
                                                    United                                    United
                                                    States        Romania       Total         States         Romania      Total
                                                   --------       -------       -----        --------        -------      -----
        Acquisition of properties:
           Proved properties....................   $3,642                     $  3,642       $21,029                     $21,029
           Unproved properties..................      678         $   999        1,677           928           $934        1,862
        Exploration.............................    2,966             346        3,312
        Development.............................    2,595                        2,595         1,073                       1,073
                                                   ------         -------     --------       -------           ----      -------
                                                   $9,881         $ 1,345     $ 11,226       $23,030           $934      $23,964
                                                   ======         =======     ========       =======           ====      =======

         Until September 30, 1998, all of the Company's capital costs were incurred in the United States. As of September 30, 2000, the Company had incurred $2,279 in Romania for unproven property acquisition costs and wildcat drilling costs.

         Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                             Year Ended September 30,
                                                                                     ---------------------------------------
                                                                                      2000             1999            1998
                                                                                      ----             ----            ----
        Revenues:
             Crude oil, condensate, natural gas liquids and natural gas sales...     $17,959          $6,712          $2,373
                                                                                     -------          ------          ------
        Costs and expenses:
             Production costs...................................................     $ 6,194           1,910             545
             Depreciation, depletion and amortization...........................       2,990           1,937             367
             Full cost ceiling write down.......................................         832
                                                                                     -------          ------          ------
             Total costs and expenses...........................................      10,016           3,847             912
                                                                                     -------          ------          ------
        Income tax provision (benefit)..........................................      (6,553)            753             115
                                                                                     -------          ------          ------
        Income from oil and gas producing activities............................     $16,569          $2,112          $1,346
                                                                                     =======          ======          ======

        The income tax provision is computed at a the effective tax rate for the related fiscal year.

         Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                             Year Ended September 30,
                                                                                      -------------------------------------
                                                                                      2000             1999            1998
                                                                                      ----             ----            ----
        Depletion rate per equivalent MCF of natural gas........................     $0.57            $0.71           $0.37
                                                                                     =====            =====           =====

         The decrease in the depletion rate in fiscal 2000 resulted primarily because the Company's reserve quantities increased significantly as a result of higher oil and gas prices of September 30, 2000. The increase in reserve quantities without a similar increase in costs resulted in the lower depletion rate.

         The increase in the depletion rate in fiscal 1999 resulted primarily from the acquisition of the oil and gas properties of AmBrit in June 1999. The cost per equivalent mcf of natural gas acquired was approximately $.82 versus a cost of $.37 per equivalent mcf of natural gas applicable to the Company's other oil and gas properties.



NOTE 11 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

         Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Huntley & Huntley (fiscal 2000, 1999 and 1998) and Ralph E. Davis Associates, Inc. (fiscal 2000 and 1999) and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

         Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                         Oil (BBLS)             Natural Gas (MCF)
                                                                         ----------             -----------------
Proved developed and undeveloped reserves:
      As of October 1, 1997..........................................         206                     15,692
          Revisions of previous estimates............................          69                        501
          Production.................................................         (20)                      (869)
                                                                            -----                     ------
      As of September 30, 1998.......................................         255                     15,324
          Acquisitions...............................................       2,021                     12,529
          Revisions of previous estimates............................        (122)                     2,520
          Production.................................................        (124)                    (1,971)
                                                                            -----                     ------
      As of September 30, 1999.......................................       2,030                     28,402
          Acquisitions...............................................       1,063                      6,639
          Divestitures...............................................        (974)                      (236)
          Discoveries................................................           1                        317
          Revisions of previous estimates............................       2,894                     12,728
          Production.................................................        (279)                    (3,547)
                                                                            -----                     ------
      As of September 30, 2000.......................................       4,735                     44,303
                                                                            =====                     ======
Proved developed reserves:
      September 30, 1997.............................................         206                     11,480
                                                                            =====                     ======
      September 30, 1998.............................................         162                     13,589
                                                                            =====                     ======
      September 30, 1999.............................................       1,788                     23,547
                                                                            =====                     ======
      September 30, 2000.............................................       2,963                     35,815
                                                                            =====                     ======

         Although the Company has invested in a Romanian drilling concession no proved reserves have yet been discovered. As a result, all of the Company's proved oil and gas reserves are located in the United States.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                                 September 30,
                                                                                  -------------------------------------------
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----

         Future cash inflows................................................      $371,784          $118,794          $40,576
         Future production costs............................................       (87,162)          (42,934)         (14,141)
         Future development costs...........................................       (12,620)           (4,229)          (1,283)
         Future income tax expense..........................................       (84,445)           (8,538)          (4,868)
                                                                                  --------          --------          -------
         Future net cash flows..............................................       187,557            63,093           20,284
         Discount factor of 10% for estimated timing of future cash flows...       (96,438)          (21,849)         (10,338)
                                                                                  --------          --------          -------
         Standardized measure of discounted future cash flows...............      $ 91,119          $ 41,244          $ 9,946
                                                                                  ========          ========          =======

         The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36%.

         The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                 September 30,
                                                                                  ------------------------------------------
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
        Standardized measure, beginning of year.............................      $41,244          $  9,946         $10,767
        Sale of oil and gas, net of production costs........................      (11,083)           (4,324)         (1,598)
        Net changes in prices...............................................       45,757             2,163          (2,498)
        Sale of reserves in place...........................................       (1,457)
        Purchase of reserves in place.......................................        6,757            22,215
        Changes in estimated future development costs.......................       (5,039)            2,405            (615)
        Development costs incurred during the period that reduced future
           development costs................................................        2,595             1,073           2,195
        Revisions in reserve quantity estimates.............................       76,355             1,438             594
        Discoveries of reserves.............................................          963
        Net changes in income taxes.........................................      (32,031)              745             831
        Accretion of discount...............................................        4,286               995           1,077
        Other:
           Change in timing of production...................................      (36,168)           12,055             365
           Other factors....................................................       (1,060)           (7,467)         (1,172)
                                                                                  -------           -------         -------
        Standardized measure, end of year...................................      $91,119           $41,244         $ 9,946
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

         During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") has investigated offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was named with respect to these two actions.

         In October 1998, the EPA named the Company and two of its refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

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

         The Company and its general counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow.

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

         Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company and Texaco made a claim against the Company and two of its subsidiaries for all liability resulting from contamination at and around the Indian Refinery. Estimated gross clean up costs for this refinery are $80,000 - $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years whereas Texaco and others operated it over fifty years, the Company would expect that its share of any remediation liability, if any, would be proportional to its years of operation although such may not be the case.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

         Operating Lease Commitments

         The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2000:


                                                 Lease             Sublease
Year Ending September 30,                     Commitments          Rentals
-------------------------                     -----------          -------
      2001....................................   $  485             $ 64
      2002....................................      473               65
      2003....................................      470               66
      2004....................................      240
      2005....................................       76
                                                 ------             ----
                                                 $1,744             $195
                                                 ======             ====

         Rent expense for the years ended September 30, 2000, 1999 and 1998 was $412, $386 and $245, respectively.

         Severance/Retention Obligations

         The Company has severance agreements with substantially all of its employees, including five of its officers, that provide for severance compensation in the event substantially all of the Company's or its subsidiaries' assets are sold and the employees are terminated as a result of such sale. Such termination severance commitments aggregated $1,214 at September 30, 2000. No severance obligations were owed to employees at September 30, 2000.

         In addition, at September 30, 2000 the Company had retention agreements with six of its non-officer employees. Such retention is payable in equal installments on October 31, 2000 and February 28, 2001. Such retention obligations aggregated $105 at September 30, 2000.

         Letters of Credit

         At September 30, 2000, the Company had issued letters of credit of $219 for oil and gas drilling, operating and plugging bonds. The letters of credit are renewed semi-annually or annually. In addition, the Company had issued letters of credit aggregating $1,300 to prior owners of wells in offshore Louisiana. The Company purchased interests in these wells from Whiting in December 1999 and sold them to Delta in September 2000. Delta has agreed to replace these letters of credit by June 30, 2001, and has issued the Company a note to secure such obligation. If Delta fails to replace the letters of credit by June 30, 2001, the Company has the option to collect on the Delta note or to take shares of Delta common stock at $4.00 note principal per Delta share as payment. The Company is also entitled to 8% interest on the note.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

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

         Larry Long Litigation

         In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, Atlantic Richfield Company ("ARCO"), B&A Pipeline Company, a former subsidiary of ARCO ("B&A"), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non-operating working interest owners, royalty interest owners and overriding royalty interest owners with respect to gas sold to Lone Star pursuant to the Lone Star Contract. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000.

         After some initial discovery, the plaintiff's pleadings were significantly amended. Another purported class representative, Travis Crim, was added as a plaintiff, and ARCO, B&A and MGNG were dropped as defendants. Although it is not completely clear from the amended petition, the plaintiffs apparently limited their proposed class of plaintiffs to royalty owners and overriding royalty owners in leases owned by the Company's exploration and production subsidiary limited partnership. In amending their pleadings, the plaintiffs revised their basic claim to seeking royalties on certain operating fees paid by Lone Star to the Company's natural gas marketing subsidiary limited partnership.

         In April 2000, Larry Long withdrew as a named plaintiff and in September 2000, the Company and the remaining named plaintiff agreed to settle the case for a payment of $250 by the Company. The parties are currently finalizing the settlement agreement, subject to court approval.

         MGNG Litigation

         On May 4, 1998, Castle Texas Production Limited Partnership ("CTPLP"), a subsidiary of the Company, filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. One of the Company's exploration and production subsidiaries sought to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceeded $750 before

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. This suit sought indemnification from two of the Company's subsidiaries in the event CTPLP won its lawsuit against MGNG and MGC. The MG entities cited no basis for their claim of indemnification. The management of the Company and special counsel retained by the Company believe that the Company's subsidiary is entitled to at least $750 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The parties participated in mediation but were not able to resolve the issue.

         On October 1999, MGNG filed a second lawsuit against the Company and three of its subsidiaries claiming $772 was owed to MGNG under a gas supply contract between one of the Company's subsidiaries and MGNG. The suit was filed in the district court of Harris County, Texas. The Company and its subsidiaries believe that they do not owe $772 and are entitled to legally offset some or all of the $772 claimed against amounts owed to CTPLP by MGNG for improper gas measurement and transportation deductions. The Castle entities answered this suit denying MGNG's claims based partially on the right of offset.

         In September 2000, the parties agreed to settle the case. Under the terms of the proposed settlement the amount claimed by MGNG under a gas supply contract was reduced by $325, CTPLP agreed to pay MGNG the reduced amount of $447 and the parties agreed to sign mutual releases. The parties are currently in the process of finalizing this settlement agreement.

         Pilgreen Litigation

         As part of the AmBrit purchase, CECI acquired a 10.65% overriding royalty interest ("ORRI") in the Pilgreen #2ST gas well in Texas. Because of title disputes, AmBrit and other interest owners had previously filed claims against the operator of the Pilgreen well, and CECI acquired post January 1, 1999 rights in that litigation. Although revenue attributed to the ORRI has been suspended by the operator since first production, because of recent related appellate decisions and settlement negotiations, the Company believes that revenue attributable to the ORRI should be released to CECI in the near future. As of September 30, 2000, approximately $250 attributable to CECI's share of the ORRI revenue was suspended.

         See Note 21.

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

         Pursuant to the terms of the GAMXX Agreement, the Company was to receive $1,000 cash in settlement for its loans when GAMXX closed on its financing. GAMXX expected such closing not later than May 31, 1998 but such closing has still not occurred.

         The Company has carried its loans to GAMXX at zero for the last seven years. The Company will record the $1,000 proceeds or any portion thereof as "other income" if and when it collects such amount. The Company considers the probability of collection remote.

         Hedging Activities

         Until June 1, 1999, the Company's natural gas marketing subsidiary utilized natural gas swaps to reduce its exposure to changes in the market price of natural gas. Effective May 31, 1999 all natural gas marketing contracts terminated by their own terms. As a result of these hedging transactions, the cost of gas purchases increased $609 and $410 for the years ended September 30, 1999 and 1998, respectively. In May 1999, the Company's subsidiary terminated its natural gas marketing business. As of September 30, 2000, the subsidiary had no natural gas purchase hedging contracts outstanding.

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit (see Note 4) and thereafter commenced hedging sales of the related oil and gas production. As of September 30, 1999, the Company had hedged approximately 54% of its anticipated consolidated crude oil production and approximately 39% of its anticipated consolidated natural gas

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

production for the period from October 1, 1999 to September 30, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures price on the New York Mercantile Exchange, were $19.85 per barrel of crude oil and $2.66 per mcf of gas. The Company accounted for these futures contracts as hedges and the differences between the hedged price and the exchange price increased or decreased the oil and gas revenues resulting from the sale of production by the Company. Oil and gas production was not hedged through July 1999 production. As a result of these hedging transactions, oil and gas sales decreased $1,528 and $150 for the fiscal years ended September 30, 2000 and 1999, respectively.

         At September 30, 2000 and as of November 24, 2000, the Company had not hedged its anticipated future oil and gas production.

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

         The Company has not yet used the line of credit. The Company is currently in the process of extending its line of credit.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         401(K) PLAN

         On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2000, 1999 and 1998, the Company's contributions to the Plan aggregated $46, $37 and $23, respectively.

         Post-Retirement Benefits

         Neither the Company nor its subsidiaries provide any other post retirement plans for employees.

NOTE 15 - STOCKHOLDERS' EQUITY

         On December 29, 1999, the Company's Board of Directors declared a stock split in the form of a 200% stock dividend applicable to all stockholders of record on January 12, 2000. The additional shares were paid on January 31, 2000 and the Company's shares first traded at post-split prices on February 1, 2000. The stock split applied only to the Company's outstanding shares on January 12, 2000 (2,337,629 shares) and did not apply to treasury shares (4,491,017 shares) on that date. As a result of the stock split, 4,675,258 additional shares were issued and the Company's common stock book value was increased $2,338 to reflect additional par value applicable to the additional shares issued to effect the stock split. All share changes, including those affecting the recorded book value of common stock, have been recorded retroactively.

         From November 1996 until September 30, 2000, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2000, 4,791,020 shares (13,773,054 shares before taking into account the 200% stock dividend effective January 31, 2000) had been repurchased at a cost of $65,934. The repurchased shares are held in treasury. Subsequent to September 30, 2000, the Company purchased an additional 40,000 shares at a cost of $300 (see Note 21).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

         On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. Quarterly dividends of $.05 per share have subsequently been paid.

NOTE 16 - STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 2000 are as follows (in whole units):

                                                                          Incentive
                                                                            Plan            Other
                                                                           Options         Options         Total
                                                                          ---------        -------         -----
Outstanding at October 1, 1997.......................................      162,500          25,000         187,500
Issued...............................................................       55,000                          55,000
Exercised............................................................       (5,000)                         (5,000)
Repurchased..........................................................      (17,500)         (5,000)        (22,500)
                                                                         ---------          ------       ---------
Outstanding at September 30, 1998....................................      195,000          20,000         215,000
Issued...............................................................       15,000                          15,000
Exercised............................................................      (25,000)                        (25,000)
Repurchased..........................................................      (10,000)                        (10,000)
                                                                         ---------          ------       ---------
Outstanding at September 30, 1999....................................      175,000          20,000         195,000
Effect of 200% stock dividend (see Note 15)..........................      350,000          40,000         390,000
Issued...............................................................      105,000                         105,000
                                                                         ---------          ------       ---------
Outstanding at September 30, 2000....................................      630,000          60,000         690,000
                                                                         =========          ======       =========

Exercisable at September 30, 2000....................................      615,000          60,000         675,000
                                                                         =========          ======       =========

Reserved at September 30, 2000.......................................    1,687,500          60,000       1,747,500
                                                                         =========          ======       =========
Reserved at September 30, 1999.......................................    1,687,500          60,000       1,747,500
                                                                         =========          ======       =========
Reserved at September 30, 1998.......................................    1,687,500          60,000       1,747,500
                                                                         =========          ======       =========

Exercise prices at:
         September 30, 2000..........................................     $  3.42-          $3.79
                                                                          $  8.58
         September 30, 1999..........................................     $  3.42-          $3.79
                                                                          $  5.75
         September 30, 1998..........................................     $  3.42-          $3.58-
                                                                          $  5.75           $3.79

         Exercise Termination Dates..................................    5/17/2003-       4/23/2007      5/17/2003-
                                                                         4/11/2010                       4/11/2000

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

         The Incentive Plan provides that an aggregate of 1,687,500 shares (after taking into account the 200% stock dividend effective January 31, 2000) of common stock of the Company will be available for awards in the form of stock options, including incentive stock options and non-qualified stock options generally at prices at or in excess of market prices at the date of grant.

         The Incentive Plan also provides that each outside director of the Company will annually be granted an option to purchase 15,000 shares of common stock at fair market value on the date of grant.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

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

         A summary of the Company's stock option and warrant activity from October 1, 1997 to September 30, 2000 is as follows:

                                                                   Weighted
                                                                   Average
                                                    Options         Price
                                                    -------        --------
Outstanding - October 1, 1997....................   187,500          11.69
Issued...........................................    55,000          16.23
Exercised........................................    (5,000)         12.65
Repurchased......................................   (22,500)         10.43
                                                    -------         -----
Outstanding - September 30, 1998.................   215,000          12.96
Issued...........................................    15,000          17.25
Exercised........................................   (25,000)         10.25
Repurchased......................................   (10,000)         10.75
                                                    -------         -----
Balance - September 30, 1999.....................   195,000          13.75
Effect of 200% stock dividend (see Note 15)......   390,000          (9.17)
Issued...........................................   105,000           7.89
                                                    -------          -----
Outstanding - September 30, 2000.................   690,000          $5.09
                                                    =======          =====

         At September 30, 2000, exercise prices for outstanding options ranged from $3.42 to $8.58. The weighted average remaining contractual life of such options was 6.3 years.

         The per share weighted average fair values of stock options issued during fiscal 2000, 1999 and fiscal 1998 were $3.29, $4.56 and $3.92, respectively, on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: average expected dividend yield -3.1% in 2000, 3.5% in 1999 and 3.6% in 1998; risk free interest rate - 5.54% in 2000, 6.32% in 1999 and 5.03% in 1998; expected life of 10 years in
2000, 1999 and 1998 and volatility factor of .44 in 2000, .22 in 1999 and .24 in 1998.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

         Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                                   Year Ending September 30,
                                                                          -----------------------------------------
                                                                           2000              1999             1998
                                                                           ----              ----              ----
Net income as reported...............................................     $5,069             $8,266          $14,056
Adjustment required by SFAS 123......................................       (346)              (152)            (132)
                                                                          ------             ------          -------
Pro-forma net income.................................................     $4,723             $8,114          $13,924
                                                                          ======             ======          =======
Pro-forma net income per share:
   Basic.............................................................     $  .68             $  .99          $  1.22
                                                                          ======             ======          =======
   Diluted...........................................................     $  .66             $  .97          $  1.21
                                                                          ======             ======          =======

NOTE 17 - INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                 September 30,
                                                                                 --------------------------------------------
                                                                                    2000              1999             1998
                                                                                    ----              ----             ----
         Provision for (benefit of) income taxes:
            Current:
              Federal.......................................................      ($   35)           $  193           $  223
              State.........................................................                             (2)              13
            Deferred:
              Federal.......................................................          922             2,209            1,653
              State.........................................................           26                68               47
            Adjustment to the valuation allowance for deferred taxes:
              Federal.......................................................       (3,115)              475             (712)
              State.........................................................          (89)               13              (20)
                                                                                  -------            ------           ------
                                                                                  ($2,291)           $2,956           $1,204
                                                                                  =======            ======           ======

         Deferred tax assets (liabilities) are comprised of the following at September 30, 2000 and 1999:

                                                                                                       September 30,
                                                                                                 -----------------------
                                                                                                  2000             1999
                                                                                                  ----             ----
         Operating losses and tax credit carryforwards.......................................    $4,993          $3,775
         Statutory depletion carryovers......................................................     3,689           3,597
         Depletion accounting................................................................    (3,602)         (1,044)
         Discontinued net refining operations................................................       866             866
         Losses in foreign subsidiaries......................................................       300
                                                                                                 ------          ------
                                                                                                  6,246           7,194
         Valuation allowance.................................................................    (3,990)         (7,194)
                                                                                                 ------          ------
                                                                                                 $2,256               -
                                                                                                 ======          ======

         Deferred tax assets - current.......................................................    $2,256
         Deferred tax assets - non-current...................................................
                                                                                                 ------          ------
                                                                                                 $2,256
                                                                                                 ======          ======

         At September 30, 2000, the Company determined that it was more likely than not, that a portion of the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices at September 30, 2000, and the valuation allowance was decreased by $3,204 to a total valuation allowance of $3,990.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

         In 1999, the Company increased its valuation allowance by $489 to $7,194 because all of the taxable income expected from the Lone Star Contract, upon which the net deferred tax asset was previously based, had been received by September 30, 1999 and utilization of the Company's net operating losses was not anticipated given the Company's large exploratory and wildcat drilling commitments, the expiration of the Lone Star Contract, contingent environmental liabilities and other factors.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                                                               Year Ended September 30,
                                                                                       -------------------------------------
                                                                                         2000           1999           1998
                                                                                         ----           ----           ----
         Tax at statutory rate....................................................      $  972         $3,928         $5,341
         State taxes, net of federal benefit......................................         (42)            51             26
         Revision of tax estimates and contingencies..............................                       (151)        (3,463)
         Statutory depletion......................................................                     (1,330)
         Increase (decrease) in valuation allowance...............................      (3,204)           489           (732)
         Other....................................................................         (17)           (31)            32
                                                                                       -------         ------         ------
                                                                                       ($2,291)        $2,956         $1,204
                                                                                       =======         ======         ======

         At September 30, 2000, the Company had the following tax carryforwards available:


                                                              Federal Tax
                                                        ------------------------
                                                                     Alternative
                                                                        Minimum
                                                         Regular          Tax
                                                         -------     -----------
        Net operating loss..........................     $ 2,888       $25,120
        Alternative minimum tax credits.............     $ 3,953           N/A
        Statutory depletion.........................     $10,246

         The net operating loss carryforwards expire from 2001 through 2009.

         On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss carryforward became subject to an annual limitation of $7,845. Such annual limitation, however, was increased by the amount of net built-in gain at the time of the change of ownership. Such net built-in gain aggregated $219,430. During the fiscal years ended September 30,1999 and 1998 the Company used $4,367, and $10,295, respectively, of its net operating loss carryforwards, including $2,765 of built-in gains.

         The Company also has approximately $58,000 in individual state tax loss carryforwards available at September 30, 2000. Approximately $47,000 of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company has no operations and currently has no plans for future operations. As a result, it is probable most of such state tax carryforwards will expire unused.

NOTE 18 - RELATED PARTIES

         Sale of Subsidiaries

         On March 31, 1993, the Company entered into an agreement to sell to Terrapin Resources, Inc. ("Terrapin") its oil and gas partnership management businesses for $1,100 ($800 note bearing interest at 8% per annum and $300 cash), which approximated book value. The closing of the stock purchase transaction occurred on June 30, 1993. Terrapin is wholly-owned by an officer and director of the Company. In December 1994, the note was repaid.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

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

         Management fees incurred to Terrapin for the years ended September 30, 2000, 1999 and 1998 aggregated zero, zero and $292, respectively.

         In June 1999, the Company repurchased 24,700 shares of the Company's common stock from the officer. Such shares were repurchased at the closing stock price on the date of sale less $.125, resulting in a payment of $434 to the officer. The shares were repurchased pursuant to the Company's share repurchase program.

         Another officer of the Company is a 10% shareholder in an unaffiliated company that is entitled to receive 12.5% of the Company's share of net cash flow from it Romanian joint venture after the Company has recovered its investment in Romania.

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

                                                                     Year Ended September 30, 2000
                                       ---------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items         Consolidated
                                       ------------       ----------       --------------       ------------      ------------
Revenues...........................                         $17,959                                                  $17,959
Operating income (loss)............                         $ 5,686                              ($ 3,717)           $ 1,969
Identifiable assets................     $67,727*            $92,229                              ($96,661)           $63,295
Capital expenditures...............                         $11,399                                                  $11,399
Depreciation, depletion and
       amortization................                          $3,207                               $     2            $ 3,209

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                     Year Ended September 30, 1999
                                       ---------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items         Consolidated
                                       ------------       ----------       --------------       ------------      ------------
Revenues...........................      $50,067            $ 7,190                                                   $57,257
Operating income (loss)............      $11,563            $ 1,718                               ($ 4,112)           $ 9,169
Identifiable assets................      $79,026*           $67,720                               ($87,208)           $59,538
Capital expenditures...............                         $24,065                                                   $24,065
Depreciation, depletion and
   amortization....................      $ 6,284            $ 2,046                                                   $ 8,330

                                                                     Year Ended September 30, 1998
                                       ---------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items         Consolidated
                                       ------------       ----------       --------------       ------------      ------------
Revenues...........................       $70,001           $ 2,603                                                  $72,604
Operating income (loss)............       $15,700           $   413                                ($ 3,081)         $13,032
Identifiable assets................       $62,424*          $49,724                                ($45,144)         $67,004
Capital expenditures...............                         $ 2,457                                                  $ 2,457
Depreciation, depletion and
   amortization....................       $ 9,462           $   423                                                  $ 9,885

       *Consists primarily of intracompany receivables.

         For the years ended September 30, 1999 and 1998, sales by the Company's natural gas marketing subsidiary to Lone Star Gas Company under the Lone Star Contract aggregated $46,802 and $64,619, respectively. These amounts constituted approximately 82% and 89% of consolidated revenues for the years ended September 30, 1999 and 1998, respectively. The Lone Star contract terminated in May 1999.

         At the present time, the Company's consolidated revenues consist entirely of oil and gas sales. Two purchasers of the Company's oil and gas production, each of which accounts for over 10% of the Company's consolidated reserves, currently account for approximately 24% of consolidated revenues and are expected to comprise a similar percentage of oil and gas sales in the future.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and Cash Equivalents -- Cash and cash equivalent, the carrying amount is a reasonable estimate of fair value.

         Marketable securities are related solely to the Company's investment in Penn Octane and Delta common stock and options to buy Penn Octane stock and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company. Fair market value for options is computed using the Black - Scholes option valuation model.

         Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 21 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the Company repurchased an additional 40,000 shares of its common stock at a cost of $300. (See Note 15).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

         On October 21, 2000, options held by the Company to acquire 166,667 shares of the common stock of Penn Octane at $6.00 expired as they were not exercised by the Company (see Note 8).

         Subsequent to September 30, 2000, the market price of the common stocks of Penn Octane and Delta declined significantly. Based upon the closing prices of these stocks at November 24, 2000, the market value of the Company's investment was $5,848 at that time. In addition, the market value of the Company's remaining options to acquire Penn Octane's common stock was $506.

         In December 2000, the Company agreed to extend its $500 note receivable from Penn Octane until June 15, 2002. In return, Penn Octane agreed to increase the interest rate on the note to 13.5% and to issue to the Company warrants to acquire an additional 62.500 shares of Penn Octane common stock at $3.00 per share. Penn Octane paid all interest due on the note through December 15, 2000, its original due date (see Note 7).

         In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by CTPLP. The wells were among those sold to UPRC in May 1997 (see Note
4). The Long Trusts claimed that CTPLP did not allow them to sell their share of gas production from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post- judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interests billings, attorneys' fees and court costs.

         After a three-week trail, the District Court submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. The jury's answers supported the plaintiffs' claims against the Company and its subsidiaries, CTPLP's counterclaim against the plaintiffs and two of the affirmative defenses asserted by the defendants. The Company and its subsidiaries are preparing motions to have the District Court disregard certain jury findings and to render judgment on other findings. Plaintiffs are presumably similarly engaged. Because certain of the plaintiffs' theories are mutually exclusive and because certain jury findings are duplicative, it is difficult to determine the amount of any judgment that the plaintiffs will seek to have entered. The plaintiffs may seek to have the Court award them as much as $2,900 plus interest on certain items. The defendants will seek to have the Court award them approximately $700 plus interest on certain items. It is impossible to determine at this time the amount of any judgment that may be rendered by the District Court; however, the defendants have already filed notice that they will appeal the matter to the Tyler, Texas Court of Appeals.

         Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and legal counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. Nevertheless, the Company and its subsidiaries may be required to post a bond to cover the total amount of damages awarded to the plaintiffs in any judgment and to maintain that bond until the resolution of any appeals (which may take several years).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheets of Castle Energy Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                        KPMG LLP

Houston, Texas
December 27, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III


                                      None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS**

--------------
** The information required by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

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

     10.126         Purchase and Sale Agreement by and between AmBrit Energy Corp. and Castle Exploration
                    Company, Inc., effective January 1, 1999 (23)

     10.127         Agreement to Exchange $.9 Million Secured Notes Into Senior Preferred Stock of Penn Octane
                    Corporation dated March 3, 1999 (23)

     10.128         Credit Agreement by and among Castle Exploration Company, Inc. and Comerica Bank-Texas,
                    effective May 28, 1999 (24)

     10.129         Purchase and Sale Agreement by and between Costilla Redeco Energy LLC and Castle Exploration
                    Company, Inc., effective May 31, 1999 (24)

     10.130         Letter dated July 22, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)

     10.131         Letter dated July 29, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)

     10.132         Castle Energy Corporation Severance Benefit Plan (26)

     10.133         Asset Acquisition Agreement between Castle Exploration Company, Inc., Deerlick Creek Partners,
                    I., L.P. and Deven Resources, Inc, effective September 1, 1999 (27)

                                      -60-

Exhibit Number      Description of Document
--------------      -----------------------
     10.134         Purchase and Sale Agreement, dated December 15, 1999, between Whiting Park Production, Ltd. and
                    Castle Exploration Company, Inc. (27)

     10.135         Asset Acquisition Agreement between Castle Exploration Company, Inc, and American Refining and
                    Exploration Company, Deven Resources, Inc., CMS/Castle Development Fund I L.P., effective as of
                    October 1, 1999 (27)

     10.136         Promissary Note between CEC, Inc. and Penn Octane Corporation (28)

     10.137         Purchase Agreement between CEC, Inc. and Penn Octane Corporation Effective January 5, 2000 (28)

     10.138         Purchase and Sale Agreement, dated August 6, 2000 between and among Castle Exploration
                    Company, Inc., Parks and Luttrell Energy Partners L.P. and Parks and Luttrell Energy, Inc.

     10.139         Purchase and Sale Agreement dated August 4, 2000 between Castle Offshore LLC, BWAB Limited
                    Liability Company and Delta Petroleum Company

     10.140         Agreement to Transfer a Membership Interest In Networked Energy LLC to CEC, Inc., dated August
                    31, 2000

     11.1           Statement re: Computation of Earnings Per Share

     21             List of subsidiaries of Registrant

     23.2           Consent of Ralph E. Davis Associates, Inc.

     23.3           Consent of Huntley & Huntley, Inc.

     27             Financial Data Schedule

         (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 2000.

-----------------
(8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994
(19) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1997.
(20) Incorporated by reference to the Registrant's Form 8-K dated May 30, 1997
(21) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1998
(22) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 1998
(23) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1999
(24) Incorporated by reference to the Registrant's Form 10-Q for quarter ended June 30, 1999
(25) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1998
(26) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999
(27) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 1999
(28) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTLE ENERGY CORPORATION


Date:    December 22, 2000                By: /s/JOSEPH L. CASTLE II
                                              -------------------------------
                                                 Joseph L. Castle II
                                                 Chairman of the Board
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/JOSEPH L. CASTLE II            Chairman of the Board and Chief              December 22, 2000
------------------------          Executive Officer
   Joseph L. Castle II            Director


/s/MARTIN R. HOFFMANN             Director                                     December 22, 2000
------------------------
   Martin R. Hoffmann


/s/JOHN P. KELLER                 Director                                     December 22, 2000
------------------------
   John P. Keller


/s/RUSSELL S. LEWIS               Director                                     December 22, 2000
------------------------
   Russell S. Lewis


/s/RICHARD E. STAEDTLER           Senior Vice President                        December 22, 2000
-------------------------         Chief Financial Officer
   Richard E. Staedtler           Chief Accounting Officer
                                  Director


/s/SIDNEY F. WENTZ                Director                                     December 22, 2000
-------------------------
   Sidney F. Wentz

                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS
                               (December xx, 2000)


JOSEPH L. CASTLE II                      RICHARD E. STAEDTLER
Chairman & Chief Executive Officer       Chief Financial Officer and Chief
                                            Accounting Officer

MARTIN R. HOFFMANN                       SIDNEY F. WENTZ
                                         Former Chairman of The Robert Wood
                                            Johnson Foundation


JOHN P. KELLER                           RUSSELL S. LEWIS
President, Keller Group, Inc.            President, Lewis Capital Group




                               OPERATING OFFICERS

JOSEPH L. CASTLE II                      RICHARD E. STAEDTLER
Chief Executive Officer                  Chief Financial Officer
                                         Chief Accounting Officer

WILLIAM C. LIEDTKE III                   TIMOTHY M. MURIN
Company Counsel                          President - Exploration and Production

                                PRINCIPAL OFFICES


One Radnor Corporate Center              531 Plymouth Road, Suite 525
Suite 250                                Plymouth Meeting, PA  19462
100 Matsonford Road
Radnor, PA 19087

12731 Power Plant Road                   61 McMurray Road, Suite 204
Tuscaloosa, Alabama 35406                Pittsburgh, PA 15241-1633

P.O. Box 425                             5623 North Western Avenue, Suite A
Acme, PA  15610-0425                     Oklahoma City, OK 73118

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