Form 10-Q
period 2000-12-31
CASTLE ENERGY CORP
filed 2001-02-13
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                               -------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                         Commission file number: 0-10990
                                                --------


                           CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                         Delaware                                                             76-0035225
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)


              One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania          19087
-------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                               (Zip Code)


Registrant's Telephone Number, Including Area Code              (610) 995-9400
                                                              -----------------------------------------------------


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value, outstanding as of February 5, 2001.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                          Page #
                                                                          ------
Part I.  Financial Information

         Item 1. Financial Statements:

                 Consolidated Balance Sheets - December 31, 2000
                 (Unaudited) and September 30, 2000.......................... 2

                 Consolidated Statements of Operations - Three Months Ended
                 December 31, 2000 and 1999 (Unaudited)...................... 3

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended December 31, 2000 and 1999 (Unaudited)... 4

                 Consolidated Statements of Stockholders' Equity and Other Comprehensive Income - Year Ended September 30, 2000 and
                 Three Months Ended December 31, 2000 (Unaudited)............ 5

                 Notes to the Consolidated Financial Statements (Unaudited).. 6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................... 11

         Item 3. Qualitative and Quantitative Disclosures About Market Risk.. 14

Part II. Other Information

         Item 1. Legal Proceedings........................................... 15

         Item 6. Exhibits and Reports on Form 8-K............................ 15

Signature ................................................................... 16



    The accompanying notes are an integral part of these financial statements

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000's" Omitted Except Share Amounts)


                                                                                          December 31,        September 30,
                                                                                              2000                2000
                                                                                          ------------        -------------
                                                                                          (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents...................................................           $  11,597            $ 11,525
    Restricted cash.............................................................               1,764               1,742
    Accounts receivable.........................................................               3,881               3,758
    Marketable securities.......................................................               7,792              10,985
    Prepaid expenses and other current assets...................................                 325                 251
    Estimated realizable value of discontinued net refining assets..............                 800                 800
    Deferred income taxes.......................................................               1,665               2,256
                                                                                           ---------            --------
      Total current assets......................................................              27,824              31,317
Property, plant and equipment, net:
    Natural gas transmission....................................................                  54                  55
    Furniture, fixtures and equipment...........................................                 224                 258
    Oil and gas properties, net (full cost method):
      Proved properties.........................................................              29,417              29,218
      Unproved properties not being amortized...................................               1,688               1,447
Investment in Networked Energy LLC..............................................                 484                 500
Note receivable - Penn Octane Corporation.......................................                 500                 500
                                                                                           ---------            --------
      Total assets..............................................................           $  60,191            $ 63,295
                                                                                           =========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable............................................................           $     329            $    333
    Accounts payable............................................................               1,873               2,433
    Accrued expenses............................................................                 511                 265
    Accrued taxes on appreciation of marketable securities....................                 1,478               2,628
    Stock subscription payable................................................                    75                 150
    Net refining liabilities retained.........................................                 3,204               3,204
                                                                                           ---------            --------
      Total current liabilities.................................................               7,470               9,013
Long-term liabilities...........................................................                   7                   6
                                                                                           ---------            --------
      Total liabilities.........................................................               7,477               9,019
                                                                                           ---------            --------
Commitments and contingencies...................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 11,503,904 shares issued at December 31, 2000 and September 30,
      2000......................................................................               5,752               5,752
    Additional paid-in capital..................................................              67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.......................................               2,628               4,671
    Retained earnings...........................................................              43,203              42,422
                                                                                           ---------            --------
                                                                                             118,948             120,210
    Treasury stock at cost - 4,831,020 shares at December 31, 2000 and
      4,791,020 shares at September 30, 1999....................................             (66,234)            (65,934)
                                                                                           ---------            --------
      Total stockholders' equity................................................              52,714              54,276
                                                                                           ---------            --------
      Total liabilities and stockholders' equity................................           $  60,191            $ 63,295
                                                                                           =========            ========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                 Three Months Ended December 31,
                                                                                     2000               1999
                                                                                  ---------         -----------
Revenues:
    Oil and gas sales..................................................           $   5,394         $     4,085
                                                                                  ---------         -----------

Expenses:
    Oil and gas production.............................................               1,404               1,375
    General and administrative.........................................               1,758               1,406
    Depreciation, depletion and amortization...........................                 699               1,272
                                                                                  ---------         -----------
                                                                                      3,861               4,053
                                                                                  ---------         -----------

Operating income.......................................................               1,533                  32
                                                                                  ---------         -----------

Other income:
    Interest income....................................................                 212                 199
    Other income (expense).............................................                   6                  33
    Equity in loss of Networked Energy LLC.............................                 (16)
                                                                                  ---------         -----------
                                                                                        202                 232
                                                                                  ---------         -----------

Income before provision for income taxes...............................               1,735                 264
                                                                                  ---------         -----------

Provision for income taxes:
    State..............................................................                  17
    Federal............................................................                 608                   5
                                                                                  ---------         -----------
                                                                                        625                   5
                                                                                  ---------         -----------
Net income.............................................................           $   1,110         $       259
                                                                                  =========         ===========

Net income per share:
    Basic..............................................................           $     .17         $       .04
                                                                                  =========         ===========
    Diluted............................................................           $     .16         $       .04
                                                                                  =========         ===========
Weighted average number of common and potential dilutive
    common shares outstanding:
    Basic..............................................................           6,680,404           7,127,739
                                                                                  =========         ===========
    Diluted............................................................           6,899,633           7,247,832
                                                                                  =========         ===========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                 Three Months Ended December 31,
                                                                                     2000                1999
                                                                                  ---------           ---------
Net cash flow provided by operating activities.........................           $   1,809           $     173
                                                                                  ---------           ---------

Cash flows from investing activities:
       Sale of oil and gas properties..................................                  40
       Investment in oil and gas properties............................              (1,144)             (6,095)
       Investment in furniture, fixtures and equipment.................                                     (22)
                                                                                  ---------           ---------
         Net cash (used in) investing activities.......................              (1,104)             (6,117)
                                                                                  ---------           ---------

Cash flows from financing activities:
         Dividends paid to stockholders................................                (333)               (368)
         Acquisition of treasury stock.................................                (300)             (3,551)
                                                                                  ---------           ---------
         Net cash (used in) financing activities.......................                (633)             (3,919)
                                                                                  ---------           ---------
Net increase (decrease) in cash and cash equivalents...................                  72              (9,863)
Cash and cash equivalents - beginning of period........................              11,525              22,252
                                                                                  ---------           ---------
Cash and cash equivalents - end of period..............................           $  11,597           $  12,389
                                                                                  =========           =========





    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("$000's" Omitted Except Share Amounts)

                                           Year Ended September 30, 2000 and Three Months Ended December 31,2000 (Unaudited)

                                                                                                   Accumulated
                                                  Common Stock        Additional                      Other         Retained
                                            ----------------------      Paid-In   Comprehensive   Comprehensive     Earnings
                                               Shares       Amount      Capital       Income          Income       (Deficit)
                                               ------       ------    ----------  -------------   -------------    ----------
Balance - October 1, 1999................    6,828,646       3,414       67,365                        2,396        41,054
Stock split retroactively applied .......    4,675,258       2,338                                                  (2,338)
                                            ----------      ------      -------                        -----       -------
Balance-September 30, 1999 - restated       11,503,904       5,752       67,365                        2,396        38,716
Stock acquired...........................
Dividends declared ($.20 per share) .....                                                                           (1,363)
Comprehensive income.....................
  Net income.............................                                           $ 5,069                          5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax............                                             2,275            2,275
                                                                                    -------
                                                                                    $ 7,344
                                            ----------      ------      -------     =======           ------       -------
Balance - September 30, 2000.............   11,503,904      $5,752      $67,365                       $4,671       $42,422
Stock acquired...........................
Dividends declared ($.05 per share)                                                                                   (329)
Comprehensive income:
  Net income.............................                                           $ 1,110                          1,110
  Other comprehensive income:
     Unrealized (loss) on marketable
       securities, net of tax............                                            (2,043)          (2,043)
                                                                                    -------
                                                                                   ($   933)
                                            ----------      ------      -------     =======           ------       -------
Balance - December 31, 2000..............   11,503,904      $5,752      $67,365                       $2,628       $43,203
                                            ==========      ======      =======                       ======       =======


                                                 Treasury Stock
                                            ------------------------
                                               Shares        Amount        Total
                                            ----------    ----------     -------
Balance - October 1, 1999................   4,282,217       (60,726)       53,503
Stock split retroactively applied .......
                                            ---------        ------        ------
Balance-September 30, 1999 - restated       4,282,217       (60,726)       53,503
Stock acquired...........................     508,803        (5,208)       (5,208)
Dividends declared ($.20 per share) .....                                  (1,363)
Comprehensive income.....................
  Net income.............................                                   5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax............                                  2,275


                                            ---------       -------       -------
Balance - September 30, 2000.............   4,791,020      ($65,934)      $54,276
Stock acquired...........................      40,000          (300)         (300)
Dividends declared ($.05 per share)                                          (329)
Comprehensive income:
  Net income.............................                                   1,110
  Other comprehensive income:
     Unrealized (loss) on marketable
       securities, net of tax............                                 (2,043)


                                            ---------       -------       -------
Balance - December 31, 2000..............   4,831,020      ($66,234)      $52,714
                                            =========       =======       =======


   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 2000 and 1999 and for a fair statement of financial position at December 31, 2000.

Note 2 - September 30, 2000 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 2000 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser of the refining assets sold by Powerine and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for over five years, and are inactive and in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations.

Note 4 - Contingencies/Litigation

        Contingent Environmental Liabilities

        In December 1995, Indian Refining Limited Partnership ("IRLP"), an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The new owner is currently dismantling the Indian Refinery.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


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

        On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA and indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and theoretical basis for Texaco's claims against the Company.

        The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow.

        In September 1995, Powerine sold the Powerine Refinery to Kenyen Resources ("Kenyen"), an unaffiliated party. In January 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated party, and EMC assumed all environmental liabilities. In August 1998, EMC sold the Powerine Refinery to a third party.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's summons based upon lack of jurisdiction and the Company is no longer involved in the case.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean up costs for this refinery are $80,000 - $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case.

        An opinion issued by the U.S. Supreme Court in June 1998 in a comparable matter supports the Company's position. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

        Litigation

           Long Trusts Lawsuit

           In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to Union Pacific Resources Corporation ("UPRC") in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interests billings, interest, attorneys' fees and court costs.

           After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. The jury's answers supported the plaintiffs' claims against the Company and its subsidiaries, CTPLP's counterclaim against the plaintiffs and two of the affirmative defenses asserted by the defendants. The Company and its subsidiaries immediately filed a notice of appeal. The plaintiffs recently filed a motion for entry of judgement seeking damages, interest and attorney's fees aggregating $3,394 against the Company. The Company and its subsidiaries are preparing motions to have the District Court disregard certain jury findings and to render judgment on other findings. A hearing on the post verdict motions is set for the second week in March 2001.

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

           Larry Long Litigation

           The parties agreed to settle this lawsuit for a $250 payment by the Company. The parties are still finalizing the related settlement agreement, subject to court approval.

           MGNG Litigation

           The parties agreed to settle this lawsuit by reducing an accounts payable to MGNG from one of the companies subsidiary by $325. The parties are still finalizing the related settlement agreement.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              ("$000's" Omitted Except Share and Per Unit Amounts)
                                   (Unaudited)

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

        At December 31, 2000, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. The adoption of SFAS 133 has had no impact on the Company's results of operations or financial condition.

Note 6 - Derivative Financial Instruments

        On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit Energy Corp. ("AmBrit"). In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production (approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. For the three months ended December 31, 1999, oil and gas sales decreased $331 as a result of hedging activities. Hedging activities did not impact oil and gas sales for the three months ended December 31, 2000 because the Company did not hedge any of its production subsequent to July 31, 2000.

Note 7 - Information Concerning Reportable Segments

        For the periods ended December 31, 2000 and 1999, the Company operated in only one segment of the energy industry, oil and gas exploration and production. Until May 31, 1999, the Company also operated in the natural gas marketing segment of the energy industry.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

Note 9 - Sale of Company Exploration and Production Assets

        In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternatives, including the possible sale of its oil and gas assets. In December 2000, several companies submitted bids for the Company's domestic oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered. At the present time, the Company is again seeking acquisitions in the energy sector, including oil and gas properties, gas marketing and pipeline operations and other investments.

Note 10 - Subsequent Events

        Subsequent to December 31, 2000, the Company acquired 40,000 additional shares of its common stock for $272.

        The operator drilling the fourth well in the Company's Romanian joint venture reported gas shows in a formation not targeted by the Company. The Company is not able to predict whether such gas shows indicate commercial gas reserves. Progress in the third Romanian well has been halted for almost three months due to technical difficulties.

        In January 2001, one of the wells operated by one of the Company's subsidiaries spilled approximately 800 barrels of fluid, including approximately 250 barrels of crude oil, into an adjacent ditch and onto nearby land. The Company is currently completing clean-up operations. The Company expects total clean up costs to aggregate approximately $150. The Company believes that its insurance will cover all of the costs incurred except a $25 deductible.

        On February 9, 2001, the Company was served with a lawsuit filed in the Superior Court of California, County of Los Angeles, Central District. The plaintiff, the State Labor Commissioner of the State of California, has sued the Company and fourteen other defendants for unpaid severance pay on behalf of several former employees of various entities that owned the Powerine Refinery in Santa Fe Springs, California. The suit seeks damages of $1,500, including $500 of punitive damages. Management of the Company believes that the Company is not liable for any of the damages sought and is in the process of engaging a special counsel to defend it against the lawsuit. It appears that the plaintiffs have merely sued all parties having any connection whatsoever with the Powerine Refinery without regard to guilt or actual operation of that refinery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ("$000's" Omitted Except Share and Per Unit Amounts)

RESULTS OF OPERATIONS

           From August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiary, IRLP, owns no refining assets and is in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing exploration and production operations and the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiary and contingent environmental liabilities of the Company or its refining subsidiaries.

           Exploration and Production

           Key exploration and production data for the quarters ended December 31, 2000 and 1999 are as follows:

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                  2000                  1999
                                                                                  ----                  ----
Production Volumes:
        Barrels of crude oil (net)...............................                 67,798                69,188
        Mcf (thousand cubic feet) of natural gas (net)...........                751,064             1,108,491
        Mcf equivalents (net) *..................................              1,157,852             1,523,619

Oil/Gas Prices:-
        Crude Oil/Barrel:
           Gross.................................................                 $29.46                $23.70
           Hedging effects.......................................                                        (3.82)
                                                                                  ------                ------
           Net of hedging........................................                 $29.46                $19.88
                                                                                  ======                ======

        Natural Gas/Mcf:
           Gross.................................................                 $ 4.52                $ 2.50
           Hedging effects.......................................                                        (0.06)
                                                                                  ------                ------
           Net of hedging........................................                 $ 4.52                $ 2.44
                                                                                  ======                ======

Oil and Gas Production Expenses/Mcf Equivalent...................                 $ 1.21                $ 0.90**

-------------

 * Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

** Reclassified to reflect reduction of oil and gas production expenses by amount of revenues from well operations.

         Oil and gas sales increased $1,309 or 32% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The increase was caused by offsetting factors.

         Oil and gas sales decreased $981 due to a decrease in production. Crude oil production, natural gas production and equivalent mcf production decreased by 2%, 32.2% and 24%, respectively. A significant portion of the decrease in natural gas production related to properties acquired from AmBrit on June 1, 1999. In many cases the decreases in gas production approximated the decline curve expected. In a few cases, the decrease significantly exceeded the expected production decline. Although the Company drilled nine exploratory wells in fiscal 2000, only one of these was completed as a producer. As a result, the Company has not replaced the production lost due to declining production from its existing properties.

         Oil and gas sales increased $2,290 from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 as a result of increased prices. The increase was especially evident in the gross price received by the Company for natural gas. Such price increased 80.8% from $2.50 per mcf for the quarter ended December 31, 1999 to $4.52 per mcf for the quarter ended December 31, 2000. The natural gas prices received by the Company for the recent quarter are the highest ever received by the Company.

         Oil and gas production expenses increased $29 or 2.1% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. For the quarter ended December 31, 2000, such expenses were $1.21 per equivalent mcf of production versus only $.90 per equivalent mcf for the quarter ended December 31, 1999. This 34.4% increase is attributable to several factors. Many components of oil and gas production expense (such as pumper salaries and the costs to operate field offices) are essentially fixed and thus increase on a per unit of production basis when production decreases - as was the case during the quarter ended December 31, 2000. In addition, the Company's properties are older (the Company has not made any significant acquisitions since December 1999) and such properties typically incur higher production expenses than newer properties that have recently been drilled.

         The Company also attributes its relatively high unit production costs to the fact that a large number of the properties acquired from AmBrit are operated by outside parties who charge operating fees to operate the wells in which the Company has an interest. Some of these operating fees, which are generally fixed pursuant to the governing joint operating agreements have become expensive on a per unit basis as production declined.

         General and administrative costs increased $352 or 25% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The increase was primarily caused by increased legal costs and non-recurring costs of $181 related to the Company's effort to sell its oil and gas properties. For the quarter ended December 31, 2000, legal costs were $353 versus $129 for the quarter ended December 31, 1999. The legal costs for the quarter ended December 31, 2000 relate primarily to the Long Trusts litigation (see Note #3 to the consolidated financial statements).

         Depreciation, depletion and amortization decreased $573 or 45% from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. Of this amount $530 related to depletable oil and gas properties and the remaining $43 related to depreciable equipment and furniture and fixtures. The decrease in depletion was caused by two factors. Decreased production accounted for $286 and a decrease in the depletion rate from $.78 per equivalent mcf to $.57 per equivalent mcf accounted for $244.

         The tax provision for the quarter ended December 31, 1999 essentially represents Federal alternative minimum taxes at an effective rate of 2%. The tax provision for the quarter ended December 31, 2000 represents the utilization of a deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company re-evaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards. A similar net deferred tax asset was not recorded at September 30, 1999.

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

         In addition, since October 1, 1999, the Company has reacquired 588,803 shares of its common stock. As a result of these share acquisitions, earnings per outstanding share have been higher than would be the case if no shares had been repurchased.

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

        During the three months ended December 31, 2000, the Company generated $1,809 from operating activities. During the same period the Company invested $1,144 in oil and gas properties and $300 to reacquire shares of its common stock. In addition, it paid $333 in stockholder dividends. At December 31, 2000, the Company had $11,597 of unrestricted cash, $20,354 of working capital and no long-term debt.

        Discontinued Refining Operations

        Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries remain liable for contingent environmental liabilities (see Note 4 to the consolidated financial statements included in Item 1 of this Form 10-Q).

        Expected Sources and Uses of Funds

        As of December 31, 2000, the estimated future cash expenditures of the Company for the period from January 1, 2001 to September 30, 2002 were as follows:

        a. Investments in Oil and Gas Properties


        1. Development drilling on existing acreage...................   $ 9,152
        2. Romanian concession remaining - three wildcat wells........     1,100
        3. Dividends..................................................     2,303
                                                                         -------
                                                                         $12,555
                                                                         =======

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

        b. Repurchase of Company Shares - as of February 5, 2001, the Company had repurchased 4,871,020 shares of its common stock (13,853,000 shares after taking into account the 200% stock dividend which was effective January 31, 2000) at a cost of $66,506. The Company's Board of Directors has authorized the repurchase of up to 396,946 additional shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decisions whether to repurchase such additional shares and/or to increase the repurchase authorization above the current level will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

        c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

        d. Required Escrow Fund - Litigation - the Company may have to escrow as much as $3,394 for a lengthy period - perhaps several years - as it appeals a jury verdict in the Long Trusts' litigation. (See Note 4 to the consolidated financial statements included in Item #1 of this Form 10-Q.)

        At December 31, 2000, the Company had available the following sources of funds:

        Unrestricted cash - December 31, 2000.........................   $11,597
        Line of credit - energy bank..................................    30,000
        Marketable securities.........................................     7,792
                                                                         -------
                                                                         $49,389
                                                                         =======

        The Company's line of credit expires February 29, 2001, but the Company is currently in the process of extending its line of credit and believes it will be able to do so.

        In addition, the Company anticipates significant future cash flow from exploration and production operations.

        The estimated sources of funds are subject to most of the risks enumerated below. The realization from the sale of the Company's investment in the common stock of Penn Octane and Delta are dependent on the market values of such stock and the Company's ability to liquidate its Penn Octane and Delta stock investments at or near such market values. Since Penn Octane and Delta are thinly capitalized and traded, liquidation of a large volume of Penn Octane and/or Delta stock without significantly lowering the market price may be impossible.

        The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash and expected cash flow from operating activities. The Company can also use its $30,000 line of credit, if extended, and future cash flow from production to acquire additional oil and gas properties and/or to conduct additional drilling.

        The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

        a. Contingent environmental liabilities.

        b. Reserve price risk - the effect of price changes on unhedged oil and gas production.

        c. Exploration and production reserve risk - the effect of not finding the oil and gas reserves sought during new drilling.

        d. Reserve risk - the effect of differences between estimated and actual reserves and production.

        e. Public market for Company's stock.

        f. Future of the Company.

        g. Foreign operation risks. Since the Company has already incurred $2,519 and expects to spend at least $1,100 in the next year to complete required drilling on its three Romanian concessions, it continues to be subject to foreign operations risks. The Company's interests are subject to certain foreign country risks over which the Company has no control - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

        h. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has not hedged its remaining expected crude oil and natural gas production. As a result, the Company remains at risk with respect to such unhedged expected production. If oil and gas market prices increase, oil and gas sales applicable to the unhedged production will increase. If oil and gas market prices decrease, oil and gas sales related to such unhedged production will decrease.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2000. Also see Note 4 to the December 31, 2000 financial statements included in
Part I.


Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:

            10.136  Second Amendment - Promissory Note of Penn Octane
                    Corporation

              11.1  Statement re: Computation of Earnings Per Share

                27  Financial Data Schedule


        (B) Reports on Form 8-K:  None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date: February 13, 2001                        CASTLE ENERGY CORPORATION


                                                       /s/Richard E. Staedtler
                                                       -------------------------
                                                       Richard E. Staedtler
                                                       Chief Financial Officer
                                                       Chief Accounting Officer