Form 10-Q
period 2001-03-21
CASTLE ENERGY CORP
filed 2001-05-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 2001
                               -------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                         Commission file number: 0-10990
                                                 -------


                            CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                        76-0035225
--------------------------------------------------------------------------------
   (State or Other Jurisdiction                           (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)

          One Radnor Corporate Center, Suite 250, 100 Matsonford Road,
                           Radnor, Pennsylvania   19087
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number, Including Area Code         (610) 995-9400
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value outstanding as of May 7, 2001.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                                               Page #
                                                                                                               ------
Part I.  Financial Information
         ----------------------

         Item 1. Financial Statements:

                 Consolidated Balance Sheets - March 31, 2001 (Unaudited) and September
                 30, 2000......................................................................................      1

                 Consolidated Statements of Operations - Three Months Ended March 31,
                 2001 and 2000 (Unaudited).....................................................................      2

                 Consolidated Statements of Operations - Six Months Ended March 31, 2001
                 and 2000 (Unaudited)..........................................................................      3

                 Consolidated Statements of Cash Flows - Six Months Ended March 31, 2001
                 and 2000 (Unaudited)..........................................................................      4

                 Consolidated Statements of Stockholders' Equity and Other Comprehensive
                 Income - Year Ended September 30, 2000 and Six Months Ended March 31,
                 2001 (Unaudited)..............................................................................      5

                 Notes to the Consolidated Financial Statements (Unaudited)                                          6

             Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................................................      11

             Item 3. Qualitative and Quantitative Disclosures About Market Risk                                      15

Part II. Other Information
         ------------------

         Item 1. Legal Proceedings.............................................................................      15

         Item 6. Exhibits and Reports on Form 8-K..............................................................      15

  Signature  ..................................................................................................      16


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)



                                                                                            March 31,        September 30,
                                                                                               2001               2000
                                                                                            ------------------------------
                                      ASSETS                                                (Unaudited)
Current assets:
    Cash and cash equivalents.....................................................           $ 12,624            $ 11,525
    Restricted cash...............................................................              2,167               1,742
    Accounts receivable...........................................................              3,862               3,758
    Marketable securities.........................................................              5,493              10,985
    Prepaid expenses and other current assets.....................................                229                 251
    Estimated realizable value of discontinued net refining assets................                800                 800
    Deferred income taxes.........................................................                854               2,256
                                                                                             --------             -------
      Total current assets........................................................             26,029              31,317
Property, plant and equipment, net:
    Natural gas transmission......................................................                 53                  55
    Furniture, fixtures and equipment.............................................                222                 258
    Oil and gas properties, net (full cost method):...............................
            Proved properties.....................................................             29,401              29,218
            Unproved properties not being amortized...............................              2,006               1,447
Investment in Networked Energy LLC................................................                467                 500
Note receivable - Penn Octane Corporation.........................................                500                 500
                                                                                             --------             -------
            Total assets..........................................................           $ 58,678             $63,295
                                                                                             ========             =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..............................................................           $    331            $    333
    Accounts payable..............................................................              2,176               2,433
    Accrued expenses..............................................................                139                 265
    Accrued taxes on appreciation of marketable securities........................                621               2,628
    Stock subscription payable....................................................                                    150
    Net refining liabilities retained.............................................              3,204               3,204
                                                                                             --------             -------
      Total current liabilities...................................................              6,471               9,013
Long-term liabilities.............................................................                  7                   6
                                                                                             --------             -------
            Total liabilities.....................................................              6,478               9,019
                                                                                             --------             -------
Commitments and contingencies.....................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at March 31, 2001 and September 30, 2000...........              5,752               5,752
    Additional paid-in capital....................................................             67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.........................................              1,186               4,671
    Retained earnings.............................................................             44,403              42,422
                                                                                             --------             -------
                                                                                              118,706             120,210
    Treasury stock at cost - 4,871,020 shares at March 31, 2001 and
        4,791,020 shares at September 30, 2000....................................            (66,506)            (65,934)
                                                                                             --------             -------
      Total stockholders' equity..................................................             52,220              54,276
                                                                                            ---------            --------
      Total liabilities and stockholders' equity..................................           $ 58,678             $63,295
                                                                                             ========             =======


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     ---------------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----
Revenues:
    Oil and gas sales....................................................            $    6,316             $    3,318
                                                                                     ----------             ----------

Expenses:
    Oil and gas production...............................................                 1,998                  1,451
    General and administrative...........................................                 1,416                  1,313
    Depreciation, depletion and amortization.............................                   728                    941
                                                                                     ----------             ----------
                                                                                          4,142                  3,705
                                                                                     ----------             ----------

Operating income (loss)..................................................                 2,174                   (387)
                                                                                     ----------             ----------
Other income:
    Interest income......................................................                   232                    195
    Other income (expense)...............................................                     2                    (90)
    Equity in loss of Networked Energy LLC...............................                   (17)
                                                                                     ----------             ----------
                                                                                            217                    105
                                                                                     ----------             ----------

Income (loss) before provision for income taxes..........................                 2,391                   (282)
                                                                                     ----------             ----------

Provision for (recovery of) income taxes:
    State................................................................                    24
    Federal..............................................................                   836                     (5)
                                                                                     ----------             ----------
                                                                                            860                     (5)
                                                                                     ----------             ----------
Net income (loss) .......................................................            $    1,531             ($     277)
                                                                                     ==========             ==========

Net income (loss) per share:
    Basic................................................................            $      .23            ($     .04)
                                                                                     ==========            ==========
    Diluted..............................................................            $      .22            ($     .04)
                                                                                     ==========            ==========

Weighted average number of common and potential dilutive common shares outstanding:
   Basic.................................................................             6,634,204              7,012,887
                                                                                     ==========             ==========
   Diluted...............................................................             6,814,491              7,012,887
                                                                                     ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                        Six Months Ended March 31,
                                                                                   -----------------------------------
                                                                                       2001                     2000
                                                                                       ----                     ----
Revenues:
    Oil and gas sales..................................................             $   11,710              $    7,403
                                                                                    ----------              ----------

Expenses:
    Oil and gas production.............................................                  3,402                   2,826
    General and administrative.........................................                  3,174                   2,719
    Depreciation, depletion and amortization...........................                  1,427                   2,213
                                                                                    ----------              ----------
                                                                                         8,003                   7,758
                                                                                    ----------              ----------

Operating income (loss)................................................                  3,707                    (355)
                                                                                    ----------              ----------

Other income:
    Interest income....................................................                    444                     394
    Other income (expense).............................................                      8                     (57)
    Equity in loss of Networked Energy LLC.............................                    (33)
                                                                                    ----------              ----------
                                                                                           419                     337
                                                                                    ----------              ----------

Income (loss) before provision for income taxes........................                  4,126                     (18)
                                                                                    ----------              ----------

Provision for income taxes:
    State..............................................................                     41
    Federal............................................................                  1,444
                                                                                    ----------              ----------
                                                                                         1,485
                                                                                    ----------              ----------
Net income (loss)......................................................             $    2,641             ($       18)
                                                                                    ==========              ==========

Net income (loss) per share:
    Basic..............................................................             $      .40             ($     .00)
                                                                                    ==========             ==========
    Diluted............................................................             $      .39             ($     .00)
                                                                                    ==========              ==========

Weighted average number of common and potential dilutive common shares outstanding:
    Basic..............................................................              6,654,524               7,070,433
                                                                                    ==========              ==========
    Diluted............................................................              6,855,192               7,070,433
                                                                                    ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                                         Six Months Ended March 31,
                                                                                       -------------------------------
                                                                                         2001                   2000
                                                                                         ----                   ----

Net cash flow provided by operating activities...........................               $ 4,466                $ 1,359
                                                                                        -------                -------
Cash flows from investing activities:
       Investment in furniture, fixtures and equipment...................                   (27)                   (45)
       Investment in oil and gas properties..............................                (2,104)                (7,516)
       Investment in note receivable - Penn Octane Corporation...........                                         (500)
                                                                                        -------                -------
                 Net cash (used in) investing activities.................                (2,131)                (8,061)
                                                                                        -------                -------

Cash flows from financing activities:
       Dividends paid to stockholders....................................                  (664)                  (718)
       Acquisition of treasury stock.....................................                  (572)                (3,551)
                                                                                        -------                -------
                 Net cash (used in) financing activities                                 (1,236)                (4,269)
                                                                                        -------                -------
Net increase (decrease) in cash and cash equivalents.....................                 1,099                (10,971)
Cash and cash equivalents - beginning of period..........................                11,525                 22,252
                                                                                        -------                -------
Cash and cash equivalents - end of period................................               $12,624                $11,281
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

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)

                                               Year Ended September 30, 2000 and Six Months Ended March 31, 2001 (Unaudited)
                                             -------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                 Common Stock        Additional                         Other
                                             -------------------       Paid-In     Comprehensive    Comprehensive    Retained
                                             Shares       Amount      Capital          Income           Income       Earnings
                                             ------       ------   ------------- ---------------  ---------------   ---------

Balance - October 1, 1999................   6,828,646      3,414        67,365                            2,396       41,054
Stock split retroactively applied           4,675,258      2,338                                                      (2,338)
                                           ----------     ------       -------                            -----      -------
Balance-September 30, 1999 -  restated.... 11,503,904      5,752        67,365                            2,396       38,716
Stock acquired...........................
Dividends declared ($.20 per share)......                                                                             (1,363)
Comprehensive income....................
  Net income............................                                               $5,069                          5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax............                                               2,275             2,275
                                                                                      -------
                                                                                      $ 7,344
                                           ----------     ------       -------        =======             -----      -------
Balance - September 30, 2000............   11,503,904      5,752        67,365                            4,671       42,422
Stock acquired..........................
Dividends declared ($.10 per share).....                                                                                (660)
Comprehensive income (loss):
  Net income............................                                               $2,641                          2,641
  Other comprehensive income:
     Unrealized (loss) on marketable
       securities, net of tax...........                                               (3,485)           (3,485)
                                                                                       ------             -----
                                                                                       ($ 844)
                                           ----------     ------       -------        =======             -----      -------
Balance - March 31, 2001.................  11,503,904     $5,752       $67,365                           $1,186      $44,403
                                           ==========     ======       =======                           ======      =======


(RESTUBBED TABLE)

                                               Year Ended September 30, 2000 and
                                                Six Months Ended March 31, 2001
                                                          (Unaudited)
                                             ----------------------------------------

                                                   Treasury Stock
                                               ---------------------
                                                Shares         Amount        Total
                                                ------         ------      ---------

Balance - October 1, 1999................     4,282,217        (60,726)      53,503
Stock split retroactively applied
                                              ---------        -------      -------
Balance-September 30, 1999 -  restated....    4,282,217        (60,726)      53,503
Stock acquired...........................       508,803         (5,208)      (5,208)
Dividends declared ($.20 per share)......                                    (1,363)
Comprehensive income....................
  Net income............................                                      5,069
  Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax............                                     2,275


                                              ---------        -------      -------
Balance - September 30, 2000............      4,791,020        (65,934)      54,276
Stock acquired..........................         80,000           (572)        (572)
Dividends declared ($.10 per share).....                                       (660)
Comprehensive income (loss):
  Net income............................                                      2,641
  Other comprehensive income:
     Unrealized (loss) on marketable
       securities, net of tax...........                                     (3,485)


                                              ---------        -------      -------
Balance - March 31, 2001.................     4,871,020       ($66,506)     $52,200
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or subsequent fiscal periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and six month periods ended March 31, 2001 and 2000 and for a fair statement of financial position at March 31, 2001.

Note 2 - September 30, 2000 Balance Sheet
-----------------------------------------

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

Note 4 - Contingencies/Litigation
---------------------------------

        Contingent Environmental Liabilities

        In December 1995, Indian Refining Limited Partnership ("IRLP"), an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. We have been informed that the new owner has dismantled the Indian Refinery.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and was also investigating and remediating surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

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

        On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA and indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and theoretical basis for Texaco's claims against the Company. The Company's management and special counsel also met with representatives of Texaco but the parties disagreed concerning Texaco's claims.

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

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean up costs for this refinery are $80,000 - $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000-$150,000. In such a case, this cost would be far in excess of the Company's financial capability.

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

           After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. The jury's answers supported the plaintiffs' claims against the Company and its subsidiaries, CTPLP's counterclaim against the plaintiffs and two of the affirmative defenses asserted by the defendants. The District Court has not yet entered judgement, but based upon motions for entry of judgement filed by both plaintiffs and defendants, it has indicated that it will grant the plaintiffs' motion in part as well as the defendants' counterclaim. The net award to the plaintiffs is expected to be approximately $2,720. The Company and its subsidiaries have filed a notice of appeal and intend to file post-judgement motions with the District Courts.

           Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and legal counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. Nevertheless, the Company and its subsidiaries may be required to post a bond to cover the total amount of damages awarded to the plaintiffs in any judgment and to maintain that bond until the resolution of any appeals (which may take several years).

           Larry Long Litigation

           The parties agreed to settle this lawsuit for a $250 payment by the Company. The parties are still finalizing the related settlement agreement, which will be subject to court approval.

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

           Powerine Severance Pay Litigation

        On February 9, 2001, the Company was served with a lawsuit filed in the Superior Court of California, County of Los Angeles, Central District. The plaintiff, the State Labor Commissioner of the State of California, sued the Company and fourteen other defendants for unpaid severance pay on behalf of several former employees of various entities that owned the Powerine Refinery in Santa Fe Springs, California. The suit sought damages of $1,500, including $500 of punitive damages. Management of the Company believes that the Company is not liable for any of the damages sought and engaged a special counsel to defend it against the lawsuit. It appears that the plaintiffs merely sued all parties having any connection whatsoever with the Powerine Refinery without regard to guilt or actual operation of that refinery.

        In March 2001, the plaintiffs dismissed the Company from the case with prejudice.

Note 5 - New Accounting Pronouncements
--------------------------------------

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

        Since July 2000, the Company has not used freestanding derivative instruments to hedge its production and has used no embedded derivative instruments. The adoption of SFAS 133 has therefore had no impact on the Company's results of operations or financial condition since October 1, 2000.

Note 6 - Derivative Financial Instruments
-----------------------------------------

        On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit Energy Corp. ("AmBrit"). In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production (then approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (then approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. For the three and six month periods ended March 31, 2000, oil and gas sales decreased $653 and $984, respectively, as a result of hedging activities. Hedging activities did not impact oil and gas sales for the three and six month period ended March 31, 2001.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 7 - Information Concerning Reportable Segments
---------------------------------------------------

        For the periods ended March 31, 2000 and 2001, the Company operated in only one segment of the energy industry, oil and gas exploration and production. Until May 31, 1999, the Company also operated in the natural gas marketing segment of the energy industry.

Note 8 - Stock Split
--------------------

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

Note 9 - Subsequent Events
--------------------------

        One of the Company's subsidiaries is participating in the drilling of a five well drilling program on three drilling concessions in Romania. The first three wells drilled resulted in dry holes or non-commercial wells. The fourth well drilled resulted in a gas show in a formation other than that originally targeted. The Company has not been able to determine whether this gas show indicates commercial gas reserves. The fifth well is currently being drilled. In addition, the Company has agreed to participate in a sixth well, a wildcat well to be drilled in the Black Sea.

        In January 2001, one of the wells operated by one of the Company's subsidiaries spilled approximately 800 barrels of fluid, including approximately 250 barrels of crude oil, into an adjacent ditch and onto nearby land. The Company completed clean-up operations. Through May 7, 2000, the Company incurred approximately $159 to clean up the well. The Company expects to be reimbursed for all clean-up costs less its $25 insurance deductible and has submitted claims for $134 to its insurer.

        On April 30, 2001, the Company consummated the purchase of several East Texas oil and gas properties from an undisclosed private company. These properties included majority interests in twenty-one (21) operated producing oil and gas wells and interests in approximately 6,500 gross acres in three counties in East Texas. The Company estimates the net proved reserves acquired to be approximately 12.5 billion cubic feet of natural gas and 191,000 barrels of crude oil. The consideration paid was $10,492 but the Company expects favorable purchase price adjustments of approximately $425, representing anticipated net cash flow for April 2001 production. The Company used its own internally generated funds to make the purchase.

        In April 2001, the Company and an energy bank agreed to a term sheet for a $40,000 energy line of credit. The parties are currently negotiating a definitive agreement which the Company expects to execute in the latter part of May 2001.

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

           From August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiary, IRLP, owns no refining assets and is in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing exploration and production operations and the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent environmental liabilities of the Company and its refining subsidiaries.

           Exploration and Production

           Key exploration and production data for the six month periods ended March 31, 2001 and 2000 are as follows:

                                                                                 Six Months Ended March 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
Production Volumes:
------------------
        Barrels of crude oil (net).................................               133,291              131,008
        Mcf (thousand cubic feet) of natural gas (net).............             1,583,791            1,985,254
        Mcf equivalents (net) *....................................             2,383,537            2,771,302

Oil/Gas Prices:-
----------------
      Crude Oil/Barrel:
      -----------------
           Gross...................................................                $27.28               $25.56
           Hedging effects.........................................                                      (7.11)
                                                                                   ------               ------
           Net of hedging..........................................                $27.28               $18.45
                                                                                   ======               ======

           Natural Gas/Mcf:
           ---------------
           Gross...................................................                $ 5.10               $ 2.54
           Hedging effects.........................................                                      (0.03)
                                                                                   ------               ------
           Net of hedging..........................................                $ 5.10               $ 2.51
                                                                                   ======               ======

Oil and Gas Production Expenses/Mcf Equivalent.....................                $ 1.43               $ 1.02 **
---------------------------------------------                                      ======               ======

---------
* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

** Re-computed to reflect reduction of oil and gas production expenses by amount of revenues earned from well operations.

         Oil and gas sales increased $4,307 or 58.2% from the first six months of fiscal 2000 to the first six months of fiscal 2001 The increase was caused by offsetting factors.

         Oil and gas sales decreased $1,035 due to a decrease in production. Whereas crude oil production increased 1.7%, natural gas production and equivalent mcf production decreased 20.2% and 14.0%, respectively. A significant portion of the decrease in natural gas production related to properties acquired from AmBrit on June 1, 1999. In many cases the decreases in gas production approximated the decline curves expected. In a few cases, the decreases significantly exceeded the expected production declines. Although the Company drilled nine exploratory wells in fiscal 2000, only one of these was completed as a producer. As a result, the Company has not replaced the production lost due to declining production from its existing properties.

         Oil and gas sales increased $5,342 from the first six months of fiscal 2000 to the first six months of fiscal 2001 as a result of increased prices. The increase was especially evident in the gross price received by the Company for natural gas. The average price received increased 100.8% from $2.54 per mcf for the six months ended March 31, 2000 to $5.10 per mcf for the six months ended March 31, 2001. The natural gas prices received by the Company for the quarter ended March 31, 2001 are the highest ever received by the Company.

         Oil and gas production expenses increased $576 or 20.4% from the first six months of fiscal 2000 to the first six months of fiscal 2001. For the six months ended March 31, 2000, such expenses were only $1.02 per equivalent mcf of production versus $1.43 per equivalent mcf for the six month ended March 31, 2001. This 40.2% increase is attributable to several factors. Many components of oil and gas production expense (such as pumper salaries and the costs to operate field offices) are essentially fixed and thus increase on a per unit of production basis when production decreases - as was the case during the six months ended March 31, 2001. In addition, the Company's properties are older and such properties typically incur higher production expenses than newer properties that have recently been drilled.

         The Company also attributes its relatively high unit production costs to the fact that a large number of the properties acquired from AmBrit are operated by outside parties who charge operating fees to operate the wells in which the Company has an interest. Some of these operating fees, which are generally fixed pursuant to the governing joint operating agreements, have become more and more expensive on a per unit basis as production declined.

         General and administrative costs increased $455 or 16.7% from the first six months of fiscal 2000 to the first six months of fiscal 2001. The increase was primarily caused by increased legal costs and non-recurring costs of $181 related to the Company's effort to sell its oil and gas properties. The legal costs for the six months ended March 31, 2001 relate primarily to the Long Trusts litigation (see Note #3 to the consolidated financial statements).

         Depreciation, depletion and amortization decreased $786 or 35.5% from the first six months of fiscal 2000 to the first six months of fiscal 2001. Of this decrease, $731 related to depletable oil and gas properties and the remaining $55 related to depreciable equipment and furniture and fixtures. The decrease in depletion was caused by two factors. Decreased production accounted for $293 and a decrease in the depletion rate from $.76 per equivalent mcf to $.57 per equivalent mcf accounted for $438.

         No tax provision for the six months ended March 31, 2000 was recorded because the Company incurred a pre- tax loss of $18. The tax provision for the six months ended March 31, 2001 represents the utilization of a deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company re-evaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards. A similar net deferred tax asset was not recorded at September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended March 31, 2001, the Company generated $4,466 from operating activities. During the same period the Company invested $2,104 in oil and gas properties and $572 to reacquire shares of its common stock. In addition, it paid $664 in stockholder dividends. At March 31, 2001, the Company had $12,624 of unrestricted cash, $19,471 of working capital and no long-term debt.

        Discontinued Refining Operations

        Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries may remain liable for contingent environmental liabilities (see Note 4 to the consolidated financial statements included in Item 1 of this Form 10-Q).

        Expected Sources and Uses of Funds

        a. Estimated Future Cash Expenditures


        As of March 31, 2001, the estimated future cash expenditures of the Company for the period from April 1, 2001 to September 30, 2002 were as follows:

             1.   Development drilling on existing acreage................................    $12,289
             2.   Remaining drilling on Romanian concession - two wildcat wells...........        700
             3.   Offshore Romanian well in Black Sea.....................................      1,250
             4.   Dividends...............................................................      1,972
             5.   Payment of remaining purchase price - East Texas oil and gas asset
                  purchase................................................................      9,005
                                                                                              -------
                                                                                              $25,216
                                                                                              =======

             If either of the remaining two Romanian wells being drilled or the planned well to be drilled in the Black Sea is successful, the Company may increase its investment in that country significantly and could conceivably spend $10,000-$15,000 or more if new oil and/or gas fields are discovered.

             In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternatives, including the possible sale of its domestic oil and gas assets. In December 2000, several companies submitted bids for the Company's oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered. As a result, the Company is again seeking acquisitions in the energy sector, including oil and gas properties, gas marketing and pipeline operations and other investments. In April 2001, the Company acquired oil and gas properties in East Texas for $10,492 (see Note 9 to the financial statements in Item 1). Given current high oil and gas prices and resultant seller price expectations, there can be no assurance that the Company will be able to make further acquisitions of energy sector assets at prices it considers favorable. If the Company is able to acquire energy sector assets at favorable prices, its expenditures will exceed the estimated future expenditures listed above.

        b. Repurchase of Company Shares - as of May 7, 2001, the Company had repurchased 4,871,020 shares of its common stock (13,853,000 shares after taking into account the 200% stock dividend which was effective January 31, 2000) at a cost of $66,506. The Company's Board of Directors has authorized the repurchase of up to 396,946 additional shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decisions whether to repurchase such additional shares and/or to increase the repurchase authorization above the current level will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

        d. Required Escrow Fund - Litigation - the Company may have to escrow as much as $2,720 for a lengthy period - perhaps several years - as it appeals a jury verdict in the Long Trusts' litigation. (See Note 4 to the consolidated financial statements included in Item #1 of this Form 10-Q.)

             At March 31, 2001, the Company had available the following sources of funds:

             Unrestricted cash - March 31, 2001..................     $12,624
             Marketable securities...............................       5,404
                                                                      -------
                                                                      $18,028
                                                                      =======
        The Company's line of credit expired February 29, 2001, but the Company is currently in the process of negotiating a $40,000 line of credit and believes it will be able to consummate such line of credit in May 2001.

        In addition, the Company anticipates significant future cash flow from exploration and production operations.

        The estimated sources of funds are subject to most of the risks enumerated below. The realization from the sale of the Company's investment in the common stock of Penn Octane Corporation ("Penn Octane") and Delta Petroleum Company ("Delta"), which is shown under the caption "marketable securities" on the consolidated balance sheets, are dependent on the market values of such stock and the Company's ability to liquidate its Penn Octane and Delta stock investments at or near such market values. Since Penn Octane and Delta are thinly capitalized and traded, liquidation of a large volume of Penn Octane and/or Delta stock without significantly lowering the market price may be impossible.

        The Company thus expects that it can fund all of its present drilling commitments from its own unrestricted cash and expected cash flow from operating activities. The Company can also use the $40,000 line of credit it is currently negotiating (assuming successful consummation of such negotiations) and future cash flow from production to acquire additional oil and gas properties and/or to conduct additional drilling.

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

         e. Public market for Company's stock - the effect of a limited market for the Company's shares.

         f. Future of the Company - the Company has changed its strategic objectives and goals.

         g. Foreign operation risks. Since the Company has already incurred $2,838 and expects to spend at least $700 in the next quarter to complete required drilling on the last two of its required five wells in the Romanian concessions and expects to participate in drilling an additional well in the Black Sea, it continues to be subject to foreign operational risks. Such risks include the shortage of available drilling rigs, the shortage of experienced drilling rig crews, the lack of access to drilling and lease operating equipment and supplies and the risks inherent in drilling in offshore waters. The Company's interests are also subject to certain foreign country risks over which the Company has no control
             - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         h. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         i. Availability of drilling rigs. The Company expects to drill several domestic wells in the next year. As a result of higher oil and gas prices, several exploration and production companies are drilling more wells than in prior years and there are currently less drilling rigs available than there is demand for such rigs. As a result, the Company expects to wait longer and pay more to drill wells in the future.

        The above risks are discussed at greater length in the Company's Form 10-K for the year ended September 30, 2000.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2000. Also see Note 4 to the March 31, 2001 financial statements included in
Part I.

Item 6. Exhibits and Reports on Form 8-K

           (A)   Exhibits:
                    Exhibit 11.1 -       Statement re: Computation of
                                         Earnings Per Share
                    Exhibit 10.137       Purchase and Sale Agreement,
                                         dated April 1, 2001, between Strand
                                         Energy LC and Castle Exploration
                                         Company, Inc.

           (B)  Reports on Form 8-K:  None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  May 14, 2001                       CASTLE ENERGY CORPORATION
              ------------



                                                 /s/Richard E. Staedtler
                                                 ---------------------------
                                                 Richard E. Staedtler
                                                 Chief Financial Officer
                                                 Chief Accounting Officer

                                                                      Exhibit 27


                             Financial Data Schedule



This schedule contains summary financial data extracted from the Company's consolidated financial statements for the quarter ended March 31, 2001 included in Part I Financial information and is qualified in its entirety by reference to such financial statements.


Period - type                                March 31, 2001
Fiscal year-end                              Sept. 30, 2001
Cash                                             12,624,000
Securities                                        5,404,000
Receivables                                       3,862,000
Allowances                                                0
Inventory                                                 0
Current assets                                   25,940,000
PP&E                                             47,392,000
Depreciation                                     15,710,000
Total - assets                                   58,589,000
Current liabilities                               6,469,000
Bonds                                                     0
Preferred-Mandatory                                       0
Preferred                                                 0
Common                                            5,752,000
Other - Se                                       46,361,000
Total - liability - and - equity                 58,589,000
Sales                                             6,316,000
Total - revenues                                  6,316,000
CGS                                                       0
Total - costs                                     2,174,000
Other - expenses                                          0
Loss - provision                                          0
Interest - expense                                        0
Income - pretax                                    2,391,000
Income - tax                                        860,000
Income - continued                                 1,531,000
Discontinued                                              0
Extraordinary                                             0
Changes                                                   0
Net - income                                       1,531,000
EPS - Primary                                            .23
EPS - Diluted                                            .22