Form 10-Q
period 2001-06-30
CASTLE ENERGY CORP
filed 2001-08-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2001
                               -------------------------------------------------

                                       or


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value outstanding as of August 13, 2001.

                            CASTLE ENERGY CORPORATION


                                      INDEX


                                                                            Page #

Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - June 30, 2001 (Unaudited) and September 30,
                     2000..........................................................................................       1

                     Consolidated Statements of Operations - Three Months Ended June 30, 2001
                     and 2000 (Unaudited)..........................................................................       2

                     Consolidated Statements of Operations - Nine Months Ended June 30, 2001
                     and 2000 (Unaudited)..........................................................................       3

                     Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2001
                     and 2000 (Unaudited)..........................................................................       4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2000 and Nine Months Ended June 30,
                     2001 (Unaudited)..............................................................................       5

                     Notes to the Consolidated Financial Statements (Unaudited)                                           6

                 Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................................................      12

                 Item 3. Qualitative and Quantitative Disclosures About Market Risk                                      16


Part II.     Other Information

             Item 1. Legal Proceedings.............................................................................      17

             Item 6. Exhibits and Reports on Form 8-K..............................................................      17

  Signature  ......................................................................................................      18


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)


                                                                                    June 30,   September 30,
                                                                                      2001          2000
                                                                                   ---------   -------------
                                      ASSETS                                      (Unaudited)

Current assets:
    Cash and cash equivalents ..................................................   $   5,225    $  11,525
    Restricted cash ............................................................         597        1,742
    Accounts receivable ........................................................       4,379        3,758
    Marketable securities ......................................................       6,001       10,985
    Prepaid expenses and other current assets ..................................         147          251
    Estimated realizable value of discontinued net refining assets .............         800          800
    Deferred income taxes ......................................................         642        2,256
    Note receivable - Penn Octane Corporation ..................................         500
                                                                                   ---------    ---------
      Total current assets .....................................................      18,291       31,317
Property, plant and equipment, net:
    Natural gas transmission ...................................................          52           55
    Furniture, fixtures and equipment ..........................................         223          258
    Oil and gas properties, net (full cost method):
            Proved properties ..................................................      40,018       29,218
            Unproved properties not being amortized ............................       1,295        1,447
Investment in Networked Energy LLC .............................................         423          500
Note receivable - Penn Octane Corporation ......................................                      500
                                                                                   ---------    ---------
            Total assets .......................................................   $  60,302    $  63,295
                                                                                   =========    =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable ...........................................................   $     331    $     333
    Accounts payable ...........................................................       3,143        2,433
    Accrued expenses ...........................................................         222          265
      Accrued taxes on appreciation of marketable securities ...................         833        2,628
      Stock subscription payable ...............................................                      150
      Net refining liabilities retained ........................................       3,204        3,204
                                                                                   ---------    ---------
      Total current liabilities ................................................       7,733        9,013
Long-term liabilities ..........................................................           8            6
                                                                                   ---------    ---------
            Total liabilities ..................................................       7,741        9,019
                                                                                   ---------    ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at June 30, 2001 and September 30, 2000 .........       5,752        5,752
    Additional paid-in capital .................................................      67,365       67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes ......................................       1,482        4,671
    Retained earnings ..........................................................      44,468       42,422
                                                                                   ---------    ---------
                                                                                     119,067      120,210
    Treasury stock at cost - 4,871,020 shares at June 30, 2001 and
        4,791,020 shares at September 30, 2000 .................................     (66,506)     (65,934)
                                                                                   ---------    ---------
      Total stockholders' equity ...............................................      52,561       54,276
                                                                                   ---------    ---------
      Total liabilities and stockholders' equity ...............................   $  60,302    $  63,295
                                                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                             Three Months Ended June 30,
                                                                                 2001          2000
                                                                             -----------    -----------

Revenues:
    Oil and gas sales ....................................................   $     5,347    $     4,945
                                                                             -----------    -----------

Expenses:
    Oil and gas production ...............................................         1,929          1,662
    General and administrative ...........................................         1,195          1,258
    Depreciation, depletion and amortization .............................           839          1,071
    Write off of option ..................................................                          119
    Impairment of foreign unproved properties ............................           873
                                                                             -----------    -----------
                                                                                   4,836          4,110
                                                                             -----------    -----------

Operating income .........................................................           511            835
                                                                             -----------    -----------

Other income:
        Interest income ..................................................           125            187
        Other income .....................................................            28              2
        Equity in loss of Networked Energy LLC ...........................           (44)
                                                                             -----------    -----------
                                                                                     109            189
                                                                             -----------    -----------

Income before provision for income taxes .................................           620          1,024
                                                                             -----------    -----------

    Provision for income taxes:
    State ................................................................             6
        Federal ..........................................................           217
                                                                             -----------    -----------
                                                                                     223
Net income ...............................................................   $       397    $     1,024
                                                                             ===========    ===========

Net income per share:
        Basic ............................................................   $       .06    $       .15
                                                                             ===========    ===========
        Diluted ..........................................................   $       .06    $       .15
                                                                             ===========    ===========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic .............................................................     6,632,884      6,866,357
                                                                             ===========    ===========
        Diluted ..........................................................     6,801,852      6,977,214
                                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                              Nine Months Ended June 30,
                                                                                2001            2000
                                                                             -----------    -----------

Revenues:
    Oil and gas sales ....................................................   $    17,057    $    12,348
                                                                             -----------    -----------

Expenses:
    Oil and gas production ...............................................         5,331          4,488
    General and administrative ...........................................         4,369          3,977
    Depreciation, depletion and amortization .............................         2,266          3,284
    Write off option .....................................................                          119
    Impairment of foreign unproved properties ............................           873
                                                                             -----------    -----------
                                                                                  12,839         11,868
                                                                             -----------    -----------

Operating income .........................................................         4,218            480
                                                                             -----------    -----------

Other income:
        Interest income ..................................................           569            581
        Other income (expense) ...........................................            36            (55)
        Equity in loss of Networked Energy LLC ...........................           (77)
                                                                             -----------    -----------
                                                                                     528            526
                                                                             -----------    -----------

Income before provision for income taxes .................................         4,746          1,006
                                                                             -----------    -----------

    Provision for income taxes:
       State .............................................................            47
        Federal ..........................................................         1,661
                                                                             -----------    -----------
                                                                                   1,708
                                                                             -----------    -----------
Net income ...............................................................   $     3,038    $     1,006
                                                                             ===========    ===========

Net income per share:
        Basic ............................................................   $       .46    $       .14
                                                                             ===========    ===========
        Diluted ..........................................................   $       .44    $       .14
                                                                             ===========    ===========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic .............................................................     6,647,304      7,001,047
                                                                             ===========    ===========
       Diluted ...........................................................     6,837,850      7,144,368
                                                                             ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)




                                                                Nine Months Ended June 30,
                                                                     2001          2000
                                                                   --------      --------

Net cash flow provided by operating activities ...............     $  9,015      $  2,522
                                                                   --------      --------

Net cash flows from investing activities:
       Investment in furniture, fixtures and equipment .......          (59)         (172)
       Investment in oil and gas properties ..................      (13,689)       (9,169)
       Investment in note receivable - Penn Octane Corporation                       (500)
                                                                   --------      --------
                                                                    (13,748)       (9,841)
                                                                   --------      --------

Net cash flows from financing activities:
         Dividends paid to stockholders ......................         (995)       (1,069)
         Acquisition of treasury stock .......................         (572)       (4,908)
                                                                   --------      --------
                                                                     (1,567)       (5,977)
                                                                   --------      --------
Net decrease in cash and cash equivalents ....................       (6,300)      (13,296)
Cash and cash equivalents - beginning of period ..............       11,525        22,252
                                                                   --------      --------
Cash and cash equivalents - end of period ....................     $  5,225      $  8,956
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

                           CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)


                                                        Year Ended September 30, 2000 and
                                                    Nine Months Ended June 30, 2001 (Unaudited)
                                     ---------------------------------------------------------------------
                                                                                              Accumulated
                                           Common Stock        Additional                        Other
                                      ----------------------    Paid-In      Comprehensive   Comprehensive
                                      Shares          Amount    Capital         Income          Income
                                      ------          ------    -------         ------           ------

Balance - October 1, 1999......      6,828,646      $3,414      $67,365                        $2,396
Stock split retroactively
  applied......................      4,675,258       2,338
                                    ----------     ---------  ------------                     ------
Balance-September 30, 1999 -
  restated.....................     11,503,904       5,752       67,365                         2,396
Stock acquired.................
Dividends declared ($.20 per
  share).......................
Comprehensive income:..........
Net income.....................                                                 $5,069
Other comprehensive income:
  Unrealized gain on marketable
   securities, net of tax......                                                  2,275          2,275
                                                                               -------
                                                                                $7,344
                                    ----------     ---------  ------------     =======         ------
Balance - September 30, 2000...     11,503,904       5,752       67,365                         4,671
Stock acquired.................
Dividends declared ($.10 per
  share).......................
Comprehensive income (loss):
  Net income...................                                                 $3,038
  Other comprehensive income
    Unrealized (loss) on
     marketable securities,
     net of tax................                                                 (3,189)        (3,189)
                                                                              ---------
                                                                              ($   151)
                                    ----------     ---------  ------------     =======         ------
Balance - June 30, 2001........     11,503,904      $5,752      $67,365                        $1,482
                                    ==========      ======      =======                        ======





                                              Year Ended September 30, 2000 and
                                          Nine Months Ended June 30, 2001 (Unaudited)
                                      ---------------------------------------------------

                                                          Treasury Stock
                                      Retained     -------------------------
                                      Earnings     Shares         Amount           Total
                                      --------     ------         ------           -----

Balance - October 1, 1999......        $41,054      4,282,217      ($60,726)     $53,503
Stock split retroactively
  applied......................         (2,338)
                                       -------      ---------      --------      -------
Balance-September 30, 1999 -
  restated.....................         38,716      4,282,217       (60,726)      53,503
Stock acquired.................                       508,803        (5,208)      (5,208)
Dividends declared ($.20 per
  share).......................         (1,363)                                   (1,363)
Comprehensive income:..........
Net income.....................          5,069                                     5,069
Other comprehensive income:
  Unrealized gain on marketable
   securities, net of tax......                                                    2,275


                                       -------      ---------      --------      -------
Balance - September 30, 2000...         42,422      4,791,020       (65,934)      54,276
Stock acquired.................                        80,000          (572)        (572)
Dividends declared ($.10 per
  share).......................           (992)                                     (992)
Comprehensive income (loss):
  Net income...................          3,038                                     3,038
  Other comprehensive incom
    Unrealized (loss) on
     marketable securities,
     net of tax................                                                   (3,189)


                                       -------      ---------      --------      -------
Balance - June 30, 2001........        $44,468      4,871,020      ($66,506)     $52,561
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001 or subsequent fiscal periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and nine-month periods ended June 30, 2001 and 2000 and for a fair statement of financial position at June 30, 2001.

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

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and had investigated and remediated surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



        In October 1998, the EPA named the Company and two of its refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for over 50 years. A subsidiary of Texaco had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

        In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA information request in January 2000.

        On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA and indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and theoretical basis for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims.

        The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has to Texaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Texaco construes to create an indemnity, Texaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company.

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

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean up costs for this refinery are at least $80,000 - $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco claimed that the Company indemnified it for all environmental liabilities related to the Indian

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000-$150,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

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

           After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. Both plaintiffs and CTPLP have filed post-judgement motions which include offers of remittitur. The District Court has not formally acted on those motions, but it is expected that the Court will enter an amended judgement in the next few weeks and that the net amount awarded to the plaintiffs in an amended judgment will be approximately $2,700. The Company and its subsidiaries have filed a notice of appeal with the Tyler Court of Appeals and will continue to vigorously contest this matter.

        Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries will be required to post a bond to cover the net amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal (which may take several years).

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


           Larry Long Litigation

           The parties agreed to settle this lawsuit for a $250 payment by the Company. The governing court has recently approved this settlement and the Company expects to make payment before the end of the fiscal quarter ended September 30, 2001.

           MGNG Litigation

           The parties agreed to settle this lawsuit by reducing an account payable to MGNG from one of the Company's subsidiaries by $325. The parties are still finalizing the related settlement agreement.

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

        Since July 2000, the Company has not used freestanding derivative instruments to hedge its production and has used no embedded derivative instruments. The adoption of SFAS 133 has therefore had no impact on the Company's results of operations or financial condition.

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company will adopt SFAS No. 141 immediately and SFAS No. 142 in the first quarter of fiscal 2003. Amortization of goodwill related to the Company's investment in Networked Energy LLC for the nine-month period ended June 30, 2001 was $7. The Company does not believe that its future adoption of SFAS 142 will have a material effect on its results of operations.

Note 6 - Derivative Financial Instruments

        On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit Energy Corp. ("AmBrit"). In July 1999, the Company hedged approximately 69% of its anticipated consolidated crude oil production (then approximately 32,000 barrels per month) and approximately 50% of its anticipated consolidated natural gas production (then approximately 300,000 mcf per month) for the period from September 1, 1999 to July 31, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures prices on the New York Mercantile Exchange, were $20.02 per barrel of crude oil and $2.64 per mcf of gas. The Company settled all of its outstanding natural gas hedges in November 1999. For the three and nine month periods ended June 30, 2000, oil and gas sales decreased $285 and $1,269, respectively, as a result of hedging activities. Hedging activities did not impact oil and gas sales for the three and nine month periods ended June 30, 2001.

Note 7 - Information Concerning Reportable Segments

        For the periods ended June 30, 2000 and 2001, the Company operated in only one segment of the energy industry: oil and gas exploration and production. Until May 31, 1999, the Company also operated in the natural gas marketing segment of the energy industry.

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

Note 9 - Romanian Drilling Program

        Of the five initial Romanian wells in which the Company participated, three wells have been or are expected to be plugged and abandoned, one well is currently being tested and appears to have commercial quantities of natural gas and one well has been drilled with negative results but is expected to be further tested uphole. The Company has also agreed to participate in a sixth well, a wildcat well to be drilled in the Black Sea. Drilling of this well is expected to commence in September or October of 2001.

Note 10 - Line of Credit

        The Company and an energy bank continue to negotiate a line of credit. Although the Company originally sought a $40,000 line of credit it anticipates that the line of credit ultimately granted will be substantially less than this amount due to the precipitous decline in energy prices over the last two months. Given such price volatility, there can be no assurance that the Company will ultimately receive the line of credit it seeks.

Note 11 - Acquisition of East Texas Properties

        On April 30, 2001, the Company consummated the purchase of several East Texas oil and gas properties from a private company. The effective date of the purchase was April 1, 2001. These properties included majority interests

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


in twenty-one (21) operated producing oil and gas wells and interests in approximately 6,500 gross acres in three counties in East Texas. The Company estimates the proved reserves acquired were approximately 12.5 billion cubic feet of natural gas and 191,000 barrels of crude oil. The consideration paid, net of purchase price adjustments, was $9,992. The Company used its own internally generated funds to make the purchase. The Company expects its future depletion rate to increase approximately 16% as a result of the purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ("$000's" Omitted Except Share and Per Unit Amounts)

RESULTS OF OPERATIONS

        All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash sources and expected cash obligations discussed below. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

           Exploration and Production

         Key exploration and production data for the nine month periods ended June 30, 2001 and 2000 are as follows:


                                                                                    Nine Months Ended June 30,
                                                                                    2001                 2000
                                                                                   ------               ------
Production Volumes:
------------------
        Barrels of crude oil (net).................................               202,038              220,123
        Mcf (thousand cubic feet) of natural gas (net).............             2,393,829            2,871,925
        Mcf equivalents (net) *....................................             3,606,057            4,192,663

Oil/Gas Prices:-
      Crude Oil/Barrel:
           Gross...................................................                $26.75               $26.08
           Hedging effects.........................................                                      (5.53)
                                                                                   ------               ------
           Net of hedging..........................................                $26.75               $20.55
                                                                                   ======               ======

        Natural Gas/Mcf:
        ---------------
           Gross...................................................                $ 4.87               $ 2.75
           Hedging effects.........................................                                      (0.02)
                                                                                   ------               ------
           Net of hedging..........................................                $ 4.87               $ 2.73
                                                                                   ======               ======

Oil and Gas Production Expenses/Mcf Equivalent.....................                $ 1.48               $ 1.07**
----------------------------------------------                                     ======               ======

* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

** Re-computed to reflect reduction of oil and gas production expenses by amount of revenues earned from well operations.

           Oil and gas sales increased $4,709 or 38.1% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. The increase was caused by offsetting factors.

           Oil and gas sales decreased $1,728 due to a decrease in production. Crude oil production decreased 8.2%, and natural gas production and equivalent mcf production decreased 16.6% and 14.0%, respectively. A significant portion of the decrease in natural gas production related to properties acquired from AmBrit on June 1, 1999. In many cases the decreases in gas production approximated the decline curves expected. In a few cases, however, the decreases significantly exceeded the expected production declines. Furthermore, although the Company drilled nine exploratory wells in fiscal 2000, only one of these was completed as a producer. As a result, the Company has not replaced the production lost due to declining production from its existing properties.

           Oil and gas sales increased $6,437 from the first nine months of fiscal 2000 to the first nine months of fiscal 2001 as a result of increased prices. The increase was especially evident in the gross price received by the Company for natural gas. The average price received increased 77.1% from $2.75 per mcf for the nine months ended June 30, 2000 to $4.87 per mcf for the nine months ended June 30, 2001. The natural gas prices received by the Company for the quarter ended March 31, 2001 were the highest ever received by the Company in any fiscal quarter. Since April 2001, however, natural gas prices have declined significantly - in many cases declining 25%-30% from April of 2001 to June of 2001.

           Oil and gas production expenses increased $843 or 18.8% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. For the nine months ended June 30, 2000, such expenses were only $1.07 per equivalent mcf of production versus $1.48 per equivalent mcf of production for the nine months ended June 30, 2001. This 38.3% increase is attributable to several factors. Many components of oil and gas production expense (such as pumper salaries and the costs to operate field offices) are essentially fixed and thus increase on a per unit of production basis when production decreases - as was the case during the nine months ended June 30, 2001. In addition, the Company's properties are older and such properties typically incur higher production expenses than newer properties that have recently been drilled. Production costs have also increased recently because of increased prices charged for well services and supplies by well service companies.

           General and administrative costs increased $392 or 9.9% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. The increase was primarily caused by increased legal costs and non-recurring costs of $181 related to the Company's effort to sell its oil and gas properties. The increased legal costs for the nine months ended June 30, 2001 relate primarily to the Long Trusts litigation (see Note #4 to the consolidated financial statements).

           Depreciation, depletion and amortization decreased $1,018 or 31.0% from the first nine months of fiscal 2000 to the first nine months of fiscal 2001. Of this decrease, $947 related to depletable oil and gas properties and the remaining $71 related to depreciable equipment and furniture and fixtures. The decrease in depletion was caused by two factors. Decreased production accounted for $436 and a decrease in the depletion rate from $.74 per equivalent mcf to $.60 per equivalent mcf accounted for $511.

           The impairment provision of $873 for the nine months ended June 30, 2001 relates to the Company's Romanian drilling program. It represents the Company's investment in drilling two dry holes on one of its drilling concessions. There was no analogous impairment provision for the nine month period ended June 30, 2000. As of June 30, 2001, the Company had provided a 100% impairment reserve against all of the costs incurred on two of the three Romanian drilling concessions in which it participated in the drilling of wildcat wells. The three wells drilled on these two concessions resulted in dry holes. At June 30, 2001, the Company's remaining investment consists of $1,254 in its third Romanian drilling concession and $41 related to the Ulysses well to be drilled in the Black Sea.

           No tax provision for the nine months ended June 30, 2000 was recorded because the Company did not previously recognize a deferred tax asset. The tax provision for the nine months ended June 30, 2001 represents the reduction of a deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company re-evaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards. A similar net deferred tax asset was not recorded at September 30, 1999.

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

           In addition, since October 1, 1999, the Company has reacquired 588,803 shares of its common stock. As a result of these share acquisitions, earnings per share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended June 30, 2001, the Company generated $9,015 from operating activities. During the same period the Company invested $13,689 in oil and gas properties and $572 to reacquire shares of its common stock. In addition, it paid $995 in stockholder dividends. At June 30, 2001, the Company had $5,225 of unrestricted cash, $10,558 of working capital and no long-term debt.

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

        Expected Sources and Uses of Funds

        a. Estimated Future Cash Expenditures


           As of June 30, 2001, the estimated future cash expenditures of the Company for the period from July 1, 2001 to September 30, 2002 were as follows:


1.   Development drilling on existing acreage...................................          $14,148
2.   Remaining drilling on Romanian concession - two wildcat wells..............              200
3.   Offshore Romanian well in Black Sea........................................            1,250
4.   Dividends..................................................................            1,655
5.   Escrow for litigation......................................................            2,700
                                                                                        ---------
                                                                                          $19,953

             Additional Drilling/Acquisitions - if the planned well to be drilled in the Black Sea is successful, the Company may increase its investment in Romania significantly and could conceivably spend $10,000- $15,000 or more if new oil and/or gas fields are discovered.

             In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternatives, including the possible sale of its domestic oil and gas assets. In December 2000, several companies submitted bids for the Company's oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered. As a result, the Company is again seeking acquisitions in the energy sector, including oil and gas properties, gas marketing and pipeline operations and other investments. In April 2001, the Company acquired oil and gas properties in East Texas for $9,992 (see Note 11 to the financial statements in Item 1). There can, however, be no assurance that the Company will be able to make further acquisitions of energy sector assets at prices it considers favorable. If the Company is able to acquire energy sector assets at favorable prices, its expenditures will exceed the estimated future expenditures listed above.

         b. Repurchase of Company Shares - as of August 6, 2001, the Company had repurchased 4,871,020 shares of its common stock (13,853,000 shares after taking into account the 200% stock dividend which was effective January 31, 2000) at a cost of $66,506. The Company's Board of Directors has authorized the repurchase of up to 396,946 additional shares to provide an exit vehicle for investors who want to liquidate their investment in the Company. The decisions whether to repurchase such additional shares and/or to increase the repurchase authorization above the current level will depend upon the market price of the Company's stock, tax considerations, the number of stockholders seeking to sell their shares and other factors.

         c. Recurring Dividends - the Company's Board of Directors adopted a policy of paying a $.20 per share annual dividend ($.05 per share quarterly) in June of 1997. The Company expects to continue to pay such dividend until the Board of Directors, in its sole discretion, changes such policy.

         d. Required Escrow Fund - Litigation - the Company expects it will be required to escrow approximately $2,700 for a lengthy period - perhaps several years - as it appeals a jury verdict in the Long Trusts' litigation. (See Note 4 to the consolidated financial statements included in Item #1 of this Form 10-Q.)

         e. Additional Investment in Networked Energy LLC - ("Networked") - the Company may consider additional equity or debt investments depending upon the progress of and cash needs of Networked.

         f. Estimated Future Sources of Funds


             At June 30, 2001, the Company had available the following sources of funds:


Unrestricted cash - June 30, 2001...........................        $  5,225
Marketable securities.......................................           6,001
                                                                    --------
                                                                     $11,226

        The Company's line of credit expired February 29, 2001, but the Company is currently in the process of negotiating a line of credit and believes it will be able to consummate such line of credit before September 30, 2001. However, there can be no assurance such will be the case.

        In addition, the Company anticipates significant future cash flow from exploration and production operations.

        If the Company is unable to fund its future cash expenditures from these sources, it may decide to curtail future planned drilling activities or investments.

        The realization of anticipated cash flows are subject to most of the risks enumerated below. In addition, the realization from the sale of the Company's investment in the common stock of Penn Octane Corporation ("Penn Octane") and Delta Petroleum Company ("Delta"), which is shown under the caption "marketable securities" on the consolidated balance sheets, is dependent on the market values of such stock and the Company's ability to liquidate its Penn Octane and Delta stock investments at or near such market values. Since Penn Octane and Delta are thinly capitalized and traded, liquidation of a large volume of Penn Octane and/or Delta stock without significantly lowering the market price may be impossible.

        The foregoing discussions do not contemplate any adverse effects from the risk factors listed below:

         a. Contingent environmental liabilities. The Company is not insured for such liabilities.

         b. Reserve price risk - the effect of price changes on unhedged oil and gas production. Gas prices have recently declined significantly and the Company is unhedged.

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

         g. Foreign operation risks. Since the Company has already incurred $3,000 and expects to spend at least $1,450 in the next quarter to complete required drilling on the last two of its required five wells in the Romanian concessions and expects to participate in drilling an additional well in the Black Sea, it continues to be subject to foreign operational risks. Such risks include the shortage of available drilling rigs, the shortage of experienced drilling rig crews, the lack of access to drilling and lease operating equipment and supplies and the risks inherent in drilling in offshore waters. The Company's interests are also subject to certain foreign country risks over which the Company has no control
            - including political risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce estimated profitability.

         h. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk.

         i. Availability of drilling rigs. The Company expects to drill several domestic wells in the next year. As a result of higher oil and gas prices, several exploration and production companies are drilling more wells than in prior years and there are currently fewer drilling rigs available than there is demand for such rigs. As a result, the Company expects to wait longer and pay more to drill wells in the future.

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

           (B)  Reports on Form 8-K:     None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      August 13, 2001                      CASTLE ENERGY CORPORATION
       ------------------------



                                                /s/Richard E. Staedtler
                                                -------------------------
                                                Richard E. Staedtler
                                                Chief Financial Officer
                                                Chief Accounting Officer