Form 10-K
period 2001-09-30
CASTLE ENERGY CORP
filed 2002-01-04
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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

         As of December 14, 2001, there were 6,632,884 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $29,637,835 (5,049,035 shares at $5.87 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 2001 FORM 10-K
                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I


1. and 2.      Business and Properties......................................  1

       3.      Legal Proceedings............................................  6

       4.      Submission of Matters to a Vote of Security Holders.......... 10


                                     PART II


       5.      Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................... 11

       6.      Selected Financial Data...................................... 11

       7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 13

       8.      Financial Statements and Supplementary Data.................. 26

       9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 59


                                    PART III


       10.     Directors and Executive Officers of the Registrant........... 60

       11.     Executive Compensation....................................... 60

       12.     Security Ownership of Certain Beneficial Owners and
               Management................................................... 60

       13.     Certain Relationships and Related Transactions............... 60


                                     PART IV




       14.     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................... 61

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash sources and expected cash uses discussed below. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

        Castle Energy Corporation (the "Company") is currently engaged in oil and gas exploration and production in the United States and Romania. References to the Company mean Castle Energy Corporation, the parent, and/or one or more of its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships. During the period from August of 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary of the Company, owned the Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois ("Indian Refinery"). Powerine Oil Company ("Powerine"), a former indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California ("Powerine Refinery"). By September 30, 1995, the Company's refining subsidiaries had terminated and discontinued all of their refining operations. For accounting purposes, refining operations were classified as discontinued operations in the Company's Consolidated Financial Statements as of September 30, 1995 (see Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K).

        During the period from December 31, 1992 to May 31, 1999, the Company, through two of its subsidiaries, was also engaged in natural gas marketing and transmission operations. During this period one of the Company's subsidiaries sold natural gas to Lone Star Gas Company ("Lone Star") under a long-term gas sales contract. The subsidiaries also entered into two long-term gas sales contracts and one long-term gas supply contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), whose parent is Metallgesellschaft A.G. ("MGAG"), a large German conglomerate. All of the subsidiaries' gas contracts terminated on May 31, 1999. The Company has not replaced these contracts because it sold its pipeline assets to a subsidiary of Union Pacific Resources Corporation ("UPRC") in May 1997 and because it was unable to negotiate similar profitable long-term contracts since most gas purchasers now buy gas on the spot market. The Company is currently operating exclusively in the exploration and production segment of the energy industry.

        From inception to the present, the Company continues to operate in the exploration and production segment of the energy business. During the fiscal years ended September 30, 2001, 2000 and 1999 the Company invested $15,449,000, $11,226,000 and $23,964,000 respectively, in oil and gas property acquisition, exploration and development, including $3,707,000 in Romania. The Company is currently planning to participate in the drilling of a wildcat well in the Black Sea in the spring or early summer of 2002. As of September 30, 2001, the Company's exploration and production subsidiaries owned interests in 522 producing oil and gas wells located in fourteen states. Of these interests, 430 were working interests, where the Company is responsible for operating costs applicable to the well, and 92 were royalty interests, where the Company bears no expense burden. The subsidiaries operate approximately half of the wells that are working interests. At September 30, 2001, the Company's exploration and production assets included proved reserves of approximately 31 billion cubic feet of natural gas and approximately 3,400,000 barrels of oil.

        In July 2000, the Company engaged Energy Spectrum Advisors of Dallas, Texas to advise the Company concerning strategic alternatives including the possible sale of its oil and gas assets. In December 2000, several companies submitted bids for the Company's domestic oil and gas assets. The total of the highest bids for all of the Company's properties aggregated approximately $48,000,000 with an effective date of October 1, 2000. The Company's Board of Directors decided not to sell its oil and gas assets at the prices offered.

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500,000. Network is a private company engaged in the planning and operation of energy facilities that supply power, heating and cooling services directly to retail customers.

        On December 11, 2001, the Company entered into a letter of intent to sell all of its domestic oil and gas assets to Delta Petroleum Company ("Delta") for $20,000,000 cash and 9,566,000 shares of common stock of Delta. The effective date of the sale is October 1, 2001 and the expected closing date is April 30, 2002 or later. The sale is subject to execution of a definitive purchase and sale agreement by both parties, approval of the transaction by the boards of directors of the Company and Delta and approval by Delta's shareholders of the issuance of the Delta shares to Castle.

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. At December 14, 2001, 4,871,020 shares, representing approximately 69% of previously outstanding shares, had been repurchased and the Company's Board of Directors has authorized the purchase of up to 396,946 additional shares.

                     OIL AND GAS EXPLORATION AND PRODUCTION
General

        On June 1, 1999, the Company consummated the purchase of all of the oil and gas properties of AmBrit Energy Corp. ("AmBrit"). The oil and gas properties purchased include interests in approximately 180 oil and gas wells in Alabama, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming, as well as undrilled acreage in several of these states. The effective date of the sale was January 1, 1999. The adjusted purchase price after accounting for all transactions between the effective date, January 1, 1999, and the closing date was $20,170,000. The entire adjusted purchase price was allocated to "Oil and Gas Properties - Proved Properties". Based upon reserve reports initially prepared by the Company's petroleum reservoir engineers, the proved reserves (unaudited) associated with the AmBrit oil and gas assets approximated 2,000,000 barrels of crude oil and 12,500,000 mcf (thousand cubic feet) of natural gas, which, together, approximated 150% of the Company's oil and gas reserves before the acquisition. In addition, the production acquired initially increased the Company's consolidated production by approximately 425%.

        In fiscal 1999, the Company entered into two drilling ventures to participate in the drilling of up to sixteen exploratory wells in south Texas. During fiscal 2000, the Company participated in the drilling of nine exploratory wells pursuant to the related joint venture operating agreements. Eight wells drilled resulted in dry holes and one well was completed as a producer. The Company has no further drilling obligations under these joint ventures and has terminated participation in each drilling venture. The total cost incurred to participate in the drilling of the exploratory wells was $6,003,000.

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $890,000.

        In September 2000, the subsidiary sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The adjusted purchase price of $3,059,000 consisted of $1,122,000 cash plus 382,289 shares of Delta's common stock valued at the closing market price of $1,937,000 (see Note 8 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K).

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), a public oil and gas exploration and production company, by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five wildcat wells in Romania. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company has not been able to obtain a sufficiently high gas price to justify future production and has elected at the present time not to undertake an offset drilling program in the acreage surrounding the fifth well. The Company has agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002.

        In November and December 1999, the Company acquired additional outside interests in several Alabama and Pennsylvania wells, which it operates, for $2,580,000.

        On April 30, 2001, the Company consummated the purchase of several East Texas oil and gas properties from a private company. The effective date of the purchase was April 1, 2001. These properties included majority interests in twenty-one (21) operated producing oil and gas wells and interests in approximately 6,500 gross acres in three counties in East Texas. The Company estimated the proved reserves acquired to be approximately 12.5 billion cubic feet of natural gas and 191,000 barrels of crude oil. The consideration paid, net of purchase price adjustments, was $10,040,000. The Company used its own internally generated funds to make the purchase.

Properties

        Proved Oil and Gas Reserves

        The following is a summary of the Company's oil and gas reserves as of September 30, 2001. All estimates of reserves are based upon engineering evaluations prepared by the Company's independent petroleum reservoir engineers, Huntley & Huntley and Ralph E. Davis Associates, Inc., in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 2001 were as follows:


Net MCF (1) of gas:
   Proved developed.............................................  26,480,000
   Proved undeveloped...........................................   4,212,000
                                                                  ----------
   Total........................................................  30,692,000
                                                                  ==========
Net barrels of oil:
   Proved developed.............................................   1,890,000
   Proved undeveloped...........................................   1,470,000
                                                                  ----------
   Total........................................................   3,360,000
                                                                  ==========
-----------------
(1)  Thousand cubic feet

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2001, including production from acquired properties since the date of acquisition.

                                                              Fiscal Year Ended September 30,

                                                         2001              2000             1999
                                                         ----              ----             ----
Oil -- Bbls (barrels).................................   262,000           279,000          124,000
Gas -- MCF............................................ 3,083,000         3,547,000        1,971,000

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

                                                                    Fiscal Year Ended September 30,
                                                                 2001         2000           1999
                                                                 ----         ----           ----
Average Sales Price per Barrel of Oil.......................... $27.39       $27.94         $18.36
Average Sales Price per MCF of Gas............................. $ 4.53       $ 2.87         $ 2.25
Average Production Cost per Equivalent MCF(1).................. $ 1.59       $ 1.19         $  .70

        --------------
        (1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        No production was hedged in fiscal 2001.

        The average sales price per barrel of crude oil decreased $4.64 per barrel for the year ending September 30, 2000 and increased $.11 per barrel for the year ended September 30, 1999 as a result of hedging. The average sales price per mcf (thousand cubic feet) of natural gas decreased $.07 for each of the years ended September 30, 2000 and 1999 as a result of hedging. Oil and gas sales were not hedged after July 2000.

        Productive Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 2001. The wells and acreage owned by the Company and its subsidiaries are located primarily in Alabama, California, Illinois, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Pennsylvania, Texas and Wyoming.

                                                                       As of
                                                                September 30, 2001
                                                            Gross(2)          Net (3)
                                                          ------------     ----------
Productive Wells:(1)
Gas Wells.................................................      521              203
Oil Wells.................................................      103               49

Acreage:
Developed Acreage.........................................  129,517           31,351
Undeveloped Acreage.......................................   85,686           29,678

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

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 2001 the number of gross and net productive and dry developmental wells drilled, including wells drilled on acquired properties since the dates of acquisition.

                                                       Fiscal Year Ended September 30,
                    ----------------------------------------------------------------------------------------------------
                                     2001                                    2000                             1999
                    -------------------------------------   ---------------------------------------    -----------------
                       United States          Romania         United States           Romania            United States
                    ------------------  -----------------    -----------------  --------------------   -----------------
                    Productive     Dry  Productive    Dry    Productive    Dry  Productive      Dry    Productive    Dry
                    ----------     ---  ----------    ---    ----------    ---  ----------      ---    ----------    ---
Developmental:
   Gross...........      17         4       --        --         9                  --          --          5           3
   Net.............       4       1.3       --        --       4.5                  --          --        2.3         1.2
Exploratory:
   Gross...........                         --         3*        1          8       --           2         --          --
   Net.............                         --       1.5*       .5       3.75       --           1         --          --

        All wells drilled by the Company in fiscal 1999 were drilled in the United States.

        * One well, in which the Company has a fifty percent (50%) interest, produced some volumes of natural gas when tested but the Company has not been able to obtain a price for its production that makes future operations economical.

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

        Most states in which the Company conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Most states also have regulations requiring permits for the drilling of wells and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. In recent years there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation has resulted in, and is anticipated to continue to result in, increased legal and compliance costs being incurred by the Company. Based on past costs and even considering recent increases, management of the Company does not believe such legal and compliance costs will have a material adverse effect on the financial condition or results of operations of the Company although compliance requirements continue to absorb an increasing percentage of management's time.

        The Company plans to participate in the drilling of a wildcat well in the Black Sea in the spring or early summer of 2002. Participation in the drilling of this well will expose the Company to several risks not commonly associated with the Company's domestic onshore operations including drilling offshore, using foreign contractors to drill, political and governmental regulatory risks and possible delays in obtaining permits, parts and supplies. In addition, if the well is successful, a pipeline may have to be installed to transport the crude oil or natural gas discovered to onshore collection facilities.

        The Company is also subject to various state and Federal laws regarding environmental and ecological matters because it acquires, drills and operates oil and gas properties. To alleviate the environmental risk, the Company carries $25,000,000 of liability insurance and $3,000,000 of special operator's extra expense (blowout) insurance for wells it drills, including the well planned to be drilled in the Black Sea.

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 30, 2001, the Company, through its subsidiaries, employed 30 personnel. The Company also established an Oklahoma City office in February of 2000.


        The Company leases certain offices as follows:

        Office Location                      Function
        ---------------                      --------
        Radnor, PA                           Corporate Headquarters
        Blue Bell, PA                        Accounting and Land
        Mt. Pleasant, PA                     Gas Production Office
        Pittsburgh, PA                       Drilling and Exploration Office
        Tuscaloosa, Alabama                  Oil and Gas Production Office
        Oklahoma City, Oklahoma              Legal and International Operations

ITEM 3. LEGAL PROCEEDINGS

        Contingent Environmental Liabilities

        In December 1995, IRLP, an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western recently filed a Plan of Liquidation. American Western anticipates that the Plan of Liquidation expects to be confirmed in January 2002.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and had investigated and remediated surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its inactive refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for over 50 years. A subsidiary of Texaco had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

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

        The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against Texaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Texaco construes to create an indemnity, Texaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company.

        In September 1995, Powerine sold the Powerine Refinery to Kenyen Resources ("Kenyen"), an unaffiliated party. In January 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated party, and EMC assumed all environmental liabilities. In August 1998, EMC sold the Powerine Refinery to a third party, which, we are informed, continues to seek financing to restart the Powerine Refinery.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's summons based upon lack of jurisdiction and the Company is no longer involved in the case.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean-up costs for this refinery are at least $80,000,000 - $150,000,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000,000-$150,000,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

        An opinion issued by the U.S. Supreme Court in June 1998 in a comparable matter and a recent opinion by the U.S. Appeals Court for the Fifth Circuit support the Company's positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

        General

        Long Trusts Lawsuit

            In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150,000 of unpaid joint interests billings, interest, attorneys' fees and court costs.

        After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgement on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700,000. The Company and its subsidiaries have filed a notice of appeal with the Tyler Court of Appeals and will continue to vigorously contest this matter.

        Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries will be required to post a bond to cover the net amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal (which may take several years). The Company has included the letter of credit to support the bond, estimated at approximately $3,000,000, in its line of credit with a major energy bank. See Note 21 to the consolidated financial statements which are included in Item 8 to this Form 10-K.

        Larry Long Litigation

        In May 1996, Larry Long, representing himself and allegedly "others similarly situated," filed suit against the Company, three of the Company's natural gas marketing and transmission and exploration and production subsidiaries, Atlantic Richfield Company ("ARCO"), B&A Pipeline Company, a former subsidiary of ARCO ("B&A"), and MGNG in the Fourth Judicial District Court of Rusk County, Texas. The plaintiff originally claimed, among other things, that the defendants underpaid non- operating working interest owners, royalty interest owners and overriding royalty interest owners with respect to gas sold to Lone Star pursuant to the Lone Star Contract. Although no amount of actual damages was specified in the plaintiff's initial pleadings, it appeared that, based upon the volumes of gas sold to Lone Star, the plaintiff may have been seeking actual damages in excess of $40,000,000.

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

         In April 2000, Larry Long withdrew as a named plaintiff and in September 2000, the Company and the remaining named plaintiff agreed to settle the case for a payment of $250,000 by the Company. As of December 27, 2001, the Company had paid $259,000, representing the $250,000 settlement amount plus $ 9,000 of interest, to the plaintiffs and their lawyers.

        MGNG Litigation

        On May 4, 1998, CTPLP, a subsidiary of the Company, filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. One of the Company's exploration and production subsidiaries sought to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceeded $750,000 before interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. This suit sought indemnification from two of the Company's subsidiaries in the event CTPLP won its lawsuit against MGNG and MGC. The MG entities cited no basis for their claim of indemnification. The management of the Company and special counsel retained by the Company believe that the Company's subsidiary is entitled to at least $750,000 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The parties participated in mediation but were not able to resolve the issue.

        In October 1999, MGNG filed a second lawsuit against the Company and three of its subsidiaries claiming $772,000 was owed to MGNG under a gas supply contract between one of the Company's subsidiaries and MGNG. The suit was filed in the district court of Harris County, Texas. The Company and its subsidiaries believed that they do not owe $772,000 and were entitled to legally offset some or all of the $772,000 claimed against amounts owed to CTPLP by MGNG for improper gas measurement and transportation deductions. The Castle entities answered this suit denying MGNG's claims based partially on the right of offset.

         In September 2000, the parties agreed to settle all lawsuits. Under the terms of the settlement the amount claimed by MGNG under a gas supply contract was reduced by $325,000 and the net amount payable to MGNG was set at $400,000 and the parties signed mutual releases. The Company paid MGNG $400,000 in November 2001.

         Pilgreen Litigation

         As part of the AmBrit purchase, Castle Exploration Company, Inc. ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Pilgreen #2ST gas well in Texas. Because of title disputes, AmBrit and other interest owners had previously filed claims against the operator of the Pilgreen well, and CECI acquired post January 1, 1999 rights in that litigation. Although revenue attributed to the ORRI has been suspended by the operator since first production, because of recent related appellate decisions and settlement negotiations, the Company believes that revenue attributable to the ORRI should be released to CECI in the near future. As of September 30, 2001, approximately $415,000 attributable to CECI's share of the ORRI revenue was suspended. The Company's policy is to recognize the suspended revenue only when and if it is received.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2001.

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

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the three fiscal years ended September 30, 2001.

                                                             2001                   2000                 1999
                                                        --------------        ---------------      ---------------
                                                         High     Low          High      Low       High       Low
                                                         ----     ---          ----      ---       ----       ---
First Quarter (December 31).....................        $7.73    $5.92        $  9.67   $5.50      $6.46     $5.63
Second Quarter (March 31).......................        $6.94    $5.60        $ 10.56   $4.81      $5.96     $5.25
Third Quarter (June 30).........................        $6.92    $5.67        $  6.50   $4.63      $6.42     $5.00
Fourth Quarter (September 30)...................        $6.47    $4.21        $  7.75   $6.25      $6.08     $5.50

        The final sale of the Company's Common Stock as reported by the NNM on November 30, 2001 was at $5.87.

        Dividends:

        On June 30, 1997, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends of $.05 per share on the Company's common stock. Commencing July 15, 1997, dividends have been paid quarterly. As with any company, the declaration and payment of future dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors - including a covenant in the Company's letter of credit facility that limits dividends to 50% of the Company's net income.

Approximate Number of Holders of Common Stock

        As of November 30, 2001, the Company's Common Stock was held by approximately 3,000 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2001, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. In May 1997, the Company sold its Rusk County, Texas oil and gas properties and pipeline to UPRC and one of its subsidiaries. In June 1999, CECI acquired all of the oil and gas assets of AmBrit. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2001. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.

        Earnings per share have been retroactively restated in accordance with SFAS 128.

                                                                           For the Fiscal Year Ended September 30,
                                                          ------------------------------------------------------------------
                                                                           (in Thousands, except per share amounts)
                                                           2001           2000           1999           1998           1997
                                                           ----           ----           ----           ----           ----
Revenues:
    Natural gas marketing and transmission........                                    $ 50,067       $ 70,001       $ 64,606
    Exploration and production ...................       $21,144       $ 17,959          7,190          2,603          7,113
Gross Margin:
    Natural gas marketing and transmission .......                                      19,005         26,747         24,640
    Exploration and production ...................        13,745         11,765          4,802          1,828          5,173
Earnings before interest, taxes, depreciation, and
    amortization and impairment of unproven
    properties:
      Natural gas marketing and transmission .....                                      17,847         25,162         23,054
      Exploration and production .................        11,917          9,727          3,764            836          4,036
Corporate general and administrative expenses ....        (4,169)        (3,717)        (4,112)        (3,081)        (3,370)
Depreciation, depletion and amortization and
    impairment of unproven properties ............        (6,235)        (4,041)        (8,330)        (9,885)       (12,250)
Interest expense .................................                                                         (2)        (1,038)
Interest income and other income .................           584            809          2,053          2,230         21,097(1)
                                                        --------       --------       --------       --------       --------
Income from continuing operations before income
    taxes ........................................         2,097          2,778         11,222         15,260         31,529
Provision for (benefit of) income taxes related to
    continuing operations ........................           381         (2,291)         2,956          1,204          4,663
                                                        --------       --------       --------       --------       --------
Net income .......................................      $  1,716       $  5,069       $  8,266       $ 14,056       $ 26,866
                                                        ========       ========       ========       ========       ========
Dividends ........................................      $  1,322       $  1,363       $  2,048       $  1,688       $  1,446
                                                        ========       ========       ========       ========       ========
Net income per share (diluted) ...................      $    .25       $    .71       $    .99       $   1.22       $   1.55
                                                        ========       ========       ========       ========       ========
Dividends per share ..............................      $    .20       $    .20       $    .25       $    .15       $    .10
                                                        ========       ========       ========       ========       ========

                                                                               September 30,
                                                       -----------------------------------------------------------
                                                         2001         2000         1999         1998         1997
                                                         ----         ----         ----         ----         ----
Working capital .................................      $10,409      $22,304      $26,489      $40,271      $46,384
Property, plant and equipment, net, including oil
   and gas properties ...........................       40,226       30,978       26,985        4,969        2,998
Total assets ....................................       59,118       63,295       60,796       67,004       82,717
Long-term debt, including current maturities
Stockholders' equity ............................       51,027       54,276       53,503       51,553       67,765


        Share data have been retroactively restated to reflect the 200% stock dividend which was effective January 31, 2000.

--------------------
        (1) Includes a $19,667 non-recurring gain on sale of assets.

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

        Also, as noted above, CECI acquired the oil and gas properties of AmBrit on June 1, 1999. The oil and gas reserves associated with the acquisition were estimated at approximately 12.5 billion cubic feet of natural gas and 2,000,000 barrels of crude oil, roughly 150% of the reserves owned by the Company before the acquisition. Furthermore, as a result of the acquisition, the Company's production of oil and gas increased by approximately 425%. This acquisition impacted consolidated operations for the last four months of fiscal 1999 only.

        Gas marketing sales and purchases ceased effective May 31, 1999 by virtue of the scheduled termination of its subsidiaries' gas sales and gas purchase contracts with Lone Star and MGNG. The Company has not replaced these contracts although it continues to seek similar gas marketing acquisitions. As a result, natural gas marketing operations impacted consolidated operations for all of fiscal 1999 and none of fiscal 2000 or fiscal 2001.

Fiscal 2001 vs Fiscal 2000

OIL AND GAS SALES

        Oil and gas sales increased $3,185 or 17.7% from fiscal 2000 to fiscal 2001. An analysis of the increase is as follows:

                                                                              Fiscal Year Ended September 30,      Increase
                                                                                   2001              2000         (Decrease)
                                                                                   ----              ----         ----------
Production (Net):
        Barrels of crude oil ..............................................       262,000           279,000          (17,000)
        Mcf of natural gas ................................................     3,083,000         3,547,000         (464,000)
        Equivalent net of natural gas .....................................     4,655,000         5,221,000         (566,000)

Oil and Gas Sales:
        Before hedging ....................................................   $    21,144       $    19,487      $     1,657
        Effect of hedging .................................................                          (1,528)           1,528
                                                                              -----------       -----------      -----------
        Net of hedging ....................................................   $    21,144       $    17,959      $     3,185
                                                                              ===========       ===========      ===========

Average Price/MCFE:
   Before hedging .........................................................   $      4.54       $      3.73      $       .81
   Effect of hedging ......................................................                           (0.29)            0.29
                                                                              -----------       -----------      -----------
   Net ....................................................................   $      4.54       $      3.44      $      1.10
                                                                              ===========       ===========      ===========

Analysis of Increase:
   Price (5,221,000 mcfe x $.81/mcfe) .....................................                                      $     4,229
   Volume (566,000 mcfe x $4.54/mcfe) .....................................                                           (2,570)
   Decrease in hedging losses .............................................                                            1,528
   Rounding ...............................................................                                               (2)
                                                                                                                 -----------
                                                                                                                 $     3,185
                                                                                                                 ===========

        For the year ended September 30, 2001, the Company's net production averaged 718 barrels of crude per day and 8,447 mcfe of natural gas per day versus 764 barrels of crude oil per day and 9,718 mcf of natural gas per day for the year ended September 30, 2000.

        The decline in production volumes is primarily attributable to the depletion of the Company's oil and gas reserves and the fact that all but one of the exploratory wells drilled in fiscal 2000 and 2001 by the Company resulted in dry holes rather than production. The decline in production would have been greater by 467,000 mcfe had the Company not acquired twenty- one producing East Texas properties in April 2001 (see Items 1 and 2 above).

        At the present time, natural gas spot prices are averaging less than $3.00/mcf - far less than the average price of $4.53/mcf for the year ended September 30, 2001 and the record prices of $9.00/mcf received for some production in January 2001. In addition, current crude prices are slightly below $20.00 per barrel - significantly less than the average price of $27.39 received by the Company for the year ended September 30, 2001. Since the Company has not hedged its production and since most credible experts are not predicting significant increases for oil and gas prices in the short term, the Company expects that its oil and gas revenues will decrease significantly in fiscal 2002 unless the Company successfully drills or acquires new reserves and/or oil and as prices increase significantly. If the Company consummates the intended sale of its domestic oil and gas properties to Delta (see Items 1 and 2 above), oil and gas price or volume increases will affect both operations until closing of the sale and the ultimate purchase price the Company receives. Net cash flow between October 1, 2001, the effective date, and the closing date, would be retained by the Company but would reduce the purchase price paid by Delta.

        Oil and gas production expenses increased $1,205 or 19.5% from fiscal 2000 to fiscal 2001. The increase is primarily attributable to the acquisition of twenty-one (21) producing properties in East Texas in April 2001. For the year ended September 30, 2001 oil and gas production expenses, net of income from well operations, were $1.59 per equivalent mcf sold versus $1.19 per equivalent mcf sold for the year ended September 30, 2000. The increase results primarily from two factors. When oil and gas prices increased substantially in the beginning of fiscal 2001, so did operating costs. Such operating costs, however, did not decrease or decreased less than oil and gas prices when oil and gas prices receded sharply later in the fiscal year. A second factor contributing to the increase is the fact that the average age of the Company's producing properties is increasing - especially given the unsuccessful results of the Company's exploratory drilling programs and the resultant lack of reserves added by new drilling. Mature wells typically carry a higher production expense burden than do newer wells that have not yet been significantly depleted.

GENERAL AND ADMINISTRATIVE COSTS

        General and administrative costs decreased $210 or 10.3% from fiscal 2000 to fiscal 2001. The decrease is primarily attributable to transferring some costs associated with the Company's Oklahoma City office to corporate, general and administrative costs and decreased consulting costs. Also, see "Corporate General and Administrative Expenses" below.

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation, depletion and amortization increased $261 on 8.1% from fiscal 2000 to fiscal 2001. The components of depreciation, depletion and amortization were as follows:

                                                                                      Year Ended September 30,
                                                                                                            Increase
                                                                                2001          2000         (Decrease)
                                                                                ----          ----          --------
Depreciation and amortization of furniture and fixtures and equipment......   $   122       $   219          ($ 97)
Depreciation, depletion and amortization of oil and gas properties.........     3,348         2,990            358
                                                                              -------       -------           ----
                                                                              $ 3,470       $ 3,209           $261
                                                                              =======       =======           ====

        Depreciation and amortization of furniture and fixtures and equipment decreased $97 from fiscal 2000 to fiscal 2001 primarily because certain furniture and fixture assets and vehicles were fully depreciated in fiscal 2000.

        For the year ended September 30, 2001, the depletion rate per equivalent mcf was $.72 in fiscal 2001 versus $.57 in fiscal 2000. The increase resulted primarily from two factors. First, in April 2001, the Company acquired twenty-one (21) East Texas wells at a higher cost per equivalent mcfe of reserves than that for the Company's existing reserves, causing the Company's average cost per mcfe of reserves to increase. Second, the depletion rate increased significantly because of significantly lower reserves at September 30, 2001 compared to those at September 30, 2000. Reserves decreased primarily because of much lower oil and gas prices at September 30, 2001 compared to September 30, 2000. The lower reserves and higher costs at September 30, 2001 caused the depletion rate to increase.

IMPAIRMENT OF UNPROVED PROPERTIES

        The impairment reserve for unproved properties increased $1,933 from fiscal 2000 to fiscal 2001. To date, the Company has spent $3,597 participating in the drilling of five dry holes or uneconomical wells on three concessions in Romania and $110 with respect to the planned drilling of a sixth wildcat well in the Black Sea on a second phase of one concession. In fiscal 2000, the Company recorded an $832 reserve related to one drilling concession. The $2,765 reserve incurred in 2001 relates to the other two drilling concessions. At September 30, 2001, impairment reserves have been provided for all costs incurred in Romania except the $110 applicable to the planned sixth well in the Black Sea (see Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K).

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

        Corporate, general and administrative expenses increased $452 or 12.2% from fiscal 2000 to fiscal 2001. The increase is primarily attributable to legal costs related to the Long Trusts Litigation and the Texaco claim and $181 related to the Company's effort to sell its oil and gas properties earlier in the fiscal year.

OTHER INCOME (EXPENSE)

        Interest income decreased $143 or 18.2% from fiscal 2000 to fiscal 2001. The decrease is primarily attributable to a decrease in the average balance of cash invested during the periods being compared and to a decrease in the interest rate received by the Company on invested funds.

        The composition of other income (expense) for the years ended September 30, 2001 and 2000 is as follows:

                                                                                               Year Ended September 30,
                                                                                               2001               2000
                                                                                               ----               ----

        Litigation recovery (costs)...........................................................                    ($45)
        Miscellaneous.........................................................................  $42                 70
                                                                                                ---                ---
                                                                                                $42                $25
                                                                                                ===                ===

PROVISION FOR INCOME TAXES

        The tax provisions (benefit) for the years ended September 30, 2001 and 2000 consist of the following components:

                                                                                              Year Ended September 30,
                                                                                              2001              2000
                                                                                              ----              ----
        1.   Decrease in net deferred tax asset using 36% Federal and state blended
             tax rate.....................................................................    $808              $ 948

        2.   Change in valuation allowance................................................    (431)            (3,204)

        4.   Other (primarily revisions of previous estimates)............................       4                (35)
                                                                                              ----             ------
                                                                                              $381            ($2,291)
                                                                                              ====             ======

        The tax provision for the year ended September 30, 2001 consists primarily of deferred taxes of $808 related to timing differences originating in fiscal 2001 and a decrease of $431 in the valuation allowance from fiscal 2000. The decrease in the valuation allowance resulted because the Company determined that a portion of the deferred tax asset would more likely than not be realized based upon estimates of future taxable income and upon the projected taxable income resulting from the anticipated sale of its oil and gas assets to Delta and, accordingly, decreased the valuation allowance by $431 to $3,559.

        If recent decreases in oil and gas prices continue and if the sale of the Company's oil and gas assets to Delta is not consummated, the Company may be required to increase its valuation allowance.

        The tax provision for the year ended September 30, 2000 consists primarily of deferred taxes of $948 related to timing differences originating in fiscal 2000 and the reversal of a $3,204 valuation reserve from fiscal 1999. The reversal of the valuation reserve resulted because of positive evidence that the Company would be able to generate sufficient taxable income in the future to utilize its deferred tax asset. Such positive evidence consists primarily of the increased value of the Company's oil and gas reserves as a result of substantially higher oil and gas prices.

EARNINGS PER SHARE

        Since November 1996, the Company has repurchased 4,871,020 or 69% of its common shares. As a result of these share acquisitions, earnings per share are significantly higher than they would be if no shares had been repurchased.

Fiscal 2000 vs Fiscal 1999

OIL AND GAS SALES

        Oil and gas sales increased $11,247 or 167.6% from fiscal 1999 to fiscal 2000. An analysis of the increase is as follows:

                                                                                          Year Ended September 30,
                                                                                  -------------------------------------
                                                                                     2000          1999       Increase
                                                                                     ----          ----       --------
Production (Net):
        Barrels of crude oil.............................................           279,000       124,000       155,000
        Mcf of natural gas...............................................         3,547,000     1,971,000     1,576,000
        Equivalent net of natural gas....................................         5,221,000     2,715,000     2,506,000

Oil and Gas Sales:
        Before hedging...................................................         $  19,487     $   6,862     $  12,625
        Effect of hedging................................................            (1,528)         (150)       (1,378)
                                                                                  ---------     ---------     ---------
        Net of hedging...................................................         $  17,959     $   6,712     $  11,247
                                                                                  =========     =========     =========

Average Price/MCFE:
   Before hedging........................................................         $    3.73     $    2.53     $    1.20
   Effect of hedging.....................................................            (0.29)         (0.06)        (0.23)
                                                                                  ---------     ---------     ---------
   Net...................................................................         $    3.44     $    2.47     $     .97
                                                                                  =========     =========     =========
        An analysis of the increase in oil and gas sales is as follows:


Analysis of Increase Before Hedging:
   Price (2,715,000 mcfe x $1.20/mcfe)...................................                       $   3,258
   Volume (2,506,000 mcfe x $3.73/mcfe)..................................                           9,347
   Rounding..............................................................                              20
                                                                                                ---------
                                                                                                $  12,625
                                                                                                =========
Analysis of Increase After Hedging:
   Price (2,715,000 mcfe x $.97/mcfe)....................................                       $   2,634
   Volume (2,506,000 mcfe x $3.44/mcfe)..................................                           8,621
   Rounding..............................................................                              (8)
                                                                                                ---------
                                                                                                $  11,247
                                                                                                =========

        The increase in production volumes is primarily attributable to the acquisition of the AmBrit properties on June 1, 1999. As a result of this acquisition, the production volumes attributable to the AmBrit properties contributed twelve months of oil and gas sales for the year ended September 30, 2000 versus only four months of oil and gas sales for the year ended September 30, 1999.

        For the year ended September 30, 2000, net production averaged 764 barrels of crude oil a day and 9,718 mcf of natural gas per day. A year ago the Company had anticipated that such volumes would attain approximately 1,000 barrels of crude oil and approximately 13,000 mcf of natural gas per day. The Company has not attained 1,000 net barrels a day of crude oil or 13,000 net mcf of natural gas per day because it drilled eight dry holes out of nine exploratory wells drilled in two exploratory drilling ventures in the United States and because both of its wildcat wells drilled in Romania also resulted in unproductive wells.

        Oil and Gas Production Expenses

        Oil and gas production expenses increased $4,284 or 224% from fiscal 1999 to fiscal 2000. The increase is primarily attributable to the acquisition of the AmBrit Energy Corp. ("AmBrit") properties in June 1999. For the year ended September 30, 2000 oil and gas production expenses, net of income from well operations, were $1.19 per equivalent mcf sold versus only $.70 per equivalent mcf sold for the year ended September 30, 1999. The increase results primarily from two factors. The Company is not the operator for most of the wells it acquired from AmBrit and, as a result, must pay the operator of such wells monthly administrative reimbursement fees pursuant to the terms of the governing joint operating agreements. Some of these fees are substantial and the aggregate amount of such fees is much greater than that payable on the Company's non- AmBrit properties. A second factor contributing to the increase is the fact that the average age of the Company's producing properties is increasing - especially given the unsuccessful results of the Company's exploratory drilling programs. Mature wells typically carry a higher production expense burden than do newer wells that have not yet been significantly depleted.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation, depletion and amortization increased $1,163 or 56.8% from fiscal 1999 to fiscal 2000. The components of depreciation, depletion and amortization were as follows:

                                                                                    Year Ended September 30,
                                                                               ---------------------------------
                                                                                 2000       1999        Increase
                                                                                 ----       ----        --------
Depreciation and amortization of furniture and fixtures and equipment.......   $   219     $   109       $   110
Depreciation, depletion and amortization of oil and gas properties..........     2,990       1,937         1,053
                                                                               -------     -------       -------
                                                                               $ 3,209     $ 2,046       $ 1,163
                                                                               =======     =======       =======

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

IMPAIRMENT OF UNPROVED PROPERTIES

         The Company recorded an impairment reserve for unproved property in fiscal 2000 because the Company drilled an unproductive well on one of its three Romanian concessions and does not plan to drill any additional onshore wells on that concession hence it provided a reserve for the costs allocated to that concession.

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

        The composition of other income (expense) for the years ended September 30, 2000 and 1999 is as follows:

                                                                                         Year Ended September 30,
                                                                                         -----------------------
                                                                                          2000             1999
                                                                                          ----             ----
        Litigation recovery (costs)....................................................   ($45)            $355
        Write-down of investment in Penn Octane Corporation preferred stock............                    (423)
        Market price adjustment of investment in Penn Octane Corporation common
        stock....................................................................                           431
        Miscellaneous..................................................................     70              (11)
                                                                                          ----             ----
                                                                                          $ 25             $352
                                                                                          ====             ====

PROVISION FOR INCOME TAXES

        The tax provision (benefit) for the years ended September 30, 2000 and 1999 consist of the following components:

                                                                                                 Year Ended September 30,
                                                                                                  2000              1999
                                                                                                  ----              ----
        1.   Increase in net deferred tax asset using 36% Federal and state blended tax rate..  ($2,256)

        2.   Utilization of deferred tax asset, net of related valuation reserves, using 36%
             blended Federal and state tax rate...............................................                     $2,765

        3.   A tax provision of 2% on all net income in excess of that required to realize the net deferred tax asset. (This 2% rate represents alternative minimum Federal corporate taxes the Company must pay despite having tax
             carryforwards and credits available to offset regular Federal corporate tax).....                         71

        4.   Other (primarily revisions of previous estimates)................................      (35)              120
                                                                                                 ------            ------
                                                                                                 $2,291            $2,956
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

        During the year ended September 30, 2001, the Company generated $11,884 from operating activities. During the same period the Company invested $15,449 in oil and gas properties and $572 to reacquire shares of its common stock. In addition, it paid $1,326 in stockholder dividends. At September 30, 2001, the Company had $5,844 of unrestricted cash, $10,409 of working capital and no long-term debt.

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

        As noted previously, the Company entered into a letter of intent to sell all of its domestic oil and gas properties to Delta. Closing of the transaction is anticipated between March 31, 2002 and June 30, 2002. The Company's expected uses and sources of funds assuming this transaction closes on April 30, 2002 are as follows:

        Expected Uses of Funds
        ----------------------

        Funds to support bond for appeal of verdict in Long Trusts Lawsuit.....................          $3,000
        Reduction of trade payables............................................................           1,025
        Estimated drilling costs for wildcat in Black Sea (excludes completion costs if well
           successful).........................................................................           1,000
        Dividends to shareholders..............................................................             990
        Recompletions and reworks on existing wells............................................             600
                                                                                                       --------
                                                                                                         $6,615
                                                                                                       ========

        If sufficient funds are available, the Company may also consider an additional investment in Networked. The Company does not expect to undertake any significant developmental drilling since it has entered into a letter of intent to sell its oil and gas properties to Delta for a fixed price (see Items 1 and 2 above) effective October 1, 2001. The Company may also continue to repurchase its shares if funds are available.

        Expected Sources of Funds
        -------------------------

        Proceeds of sale of oil/gas properties to Delta at closing............................         $15,500
        Unrestricted cash - September 30, 2001................................................           5,844
        Letter of credit portion of credit facility...........................................           3,000
                                                                                                     ---------
                                                                                                       $24,344
                                                                                                     =========

        The Company expects only marginally positive cash flow from operations during the period from October 1, 2001 to April 30, 2002 given current low oil and gas prices. If such prices increase, the Company may be able to fund some of its expected expenditures from cash flow from oil and gas operations. Conversely, the Company could experience negative cash flow from oil and gas operations if oil and gas prices decrease from present levels.

        In addition, the Company owns marketable securities which had a market value (also book value) of $6,722 at September 30, 2001 and the Company could liquidate these and use the proceeds to fund planned expenditures if needed. Most of the marketable securities owned by the Company, however, are the common stocks of Delta (382,289 shares) and Penn Octane Corporation ("Penn Octane"), a small public company involved in the sale of liquid propane gas in Mexico (1,343,600 shares). Both of these companies are thinly traded and volatile and the Company may, therefore, not be able to liquidate its shares in Delta and Penn Octane at recorded values - especially if such shares must be liquidated quickly in the market.

        If the sale to Delta is consummated as planned, the Company will also receive 9,566,000 shares of Delta common stock.

        The closing of the sale of the Company's domestic oil and gas properties to Delta is subject to numerous conditions, including execution of a definitive agreement by December 31, 2001, approval of the sale by the Company's and Delta's boards of directors and approval by Delta's shareholders. Accordingly, there can be no assurance that the contemplated sale will close or that it will close when anticipated. In addition, economic conditions could change between the present time and closing and either Delta or the Company may not conclude the transaction, although the party failing to close could be subject to significant penalties pursuant to the terms of the letter of intent.

        If the Delta transaction does not close, the Company's expected uses and sources of funds for the period October 1, 2001 to September 30, 2002 are approximately as follows:

        Expected Uses of Funds
        ----------------------

        Developmental drilling....................................................................    $   5,286
        Funds to support bond for appeal of verdict in Long Trusts lawsuit........................        3,000
        Reduction of trade payables...............................................................        1,025
        Estimated drilling costs for wildcat well in the Black Sea................................        1,000
        Recompletions and reworks on existing wells...............................................          600
        Dividends to shareholders.................................................................        1,320
                                                                                                      ---------
                                                                                                      $  12,231
                                                                                                      =========

        As noted above, the Company may also consider additional investments in Networked and further repurchase of its shares if sufficient cash is available. In addition, the Company may consider acquisitions of other properties or exploration and production companies, as it has in the past.

        Expected Sources of Funds
        -------------------------

        Unrestricted cash - September 30, 2001....................................................    $  5,844
        Letter of credit portion of credit facility...............................................       3,000
        Expected minimum cash available for drilling under credit facility ($12,500-$3,000
           letter of credit)......................................................................       9,500
                                                                                                      --------
                                                                                                      $ 18,344
                                                                                                      ========

        The amount that can be borrowed under the Company's line of credit will be determined by the energy bank making the loan based upon its parameters and will probably change based upon past production, changes in oil and gas prices and other factors.

        In addition, the same comments, as above, apply concerning the Company's possible use of its marketable securities or cash flow from operations to fund expected expenditures.

        The Company's future operations are subject to the following risks:

        a.  Failure of Delta Transaction to Close
            -------------------------------------

            There are several reasons why the Delta transaction may not ultimately close - including but not limited to failure of the parties to enter into a definitive purchase and sale agreement, failure to approve the transaction by the boards of directors of Delta and/or the Company or both, failure of the Delta shareholders to approve the transaction and failure of either party to consummate the transaction. In addition, the Securities and Exchange Commission may review Delta's proxy to its shareholders and such review may delay closing.

            If the transaction does not close the Company may miss drilling or acquisition opportunities and may suffer the loss of key employees - thus impeding its future operations. The Company has only thirty employees. It cannot simply switch gears from a divestiture mode to an acquisition mode without major disruption to its operations as can much larger exploration and production companies. The Company may find it difficult to retain key employees given that it has formally put its assets up for sale twice in the last year. Loss of key employees could negatively impact the Company's ability to meet the myriad of accounting and regulatory requirements to which the Company is subject as a public company.

        b.  Contingent Environmental Liabilities
            ------------------------------------

            Although the Company has never itself conducted refining operations and its refining subsidiaries have exited the refining business and the Company does not anticipate any required expenditures related to discontinued refining operations, interested parties could seek redress from the Company for claimed environmental liabilities. In the past, government and other plaintiffs have often named the most financially capable parties in such cases regardless of the existence or extent of actual liability. As a result, there exists the possibility that the Company could be named for any environmental claims related to discontinued refining operations of its present and former refining subsidiaries.

            The Company was informed that the EPA has investigated offsite acid sludge waste found near the Indian Refinery and was also remediating surface contamination in the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

            In October 1998, the EPA named the Company and two of its subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco, the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA in January 2000 and has received no further correspondence from the EPA. On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA as well as indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and its two inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery. The Company's management and special counsel subsequently met and continue to discuss Texaco's claims with representatives of Chevron/Texaco but the parties disagree concerning the validity of Texaco's claims. The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow.

            Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years whereas Texaco and others operated it over 50 years, the Company would expect that its share of any remediation liability would be proportional to its years of operation although such may not be the case. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A decision by the U.S. Supreme Court in June 1998 in a comparable case and a recent decision by a U.S. Appeal Court for the Fifth Circuit support the Company's positions.

            The above estimate of expected cash resources and cash uses assumes no expenditure for contingent environmental liabilities or legal defense costs related to the Indian Refinery. If the Company is sued and related legal proceedings continue longer than expected (environmental litigation often continues 3-5 years or more) and/or the Company is found liable for a portion of the environmental remediation of either the Indian Refinery or Powerine Refinery, estimated cash uses will be increased and such increase could be significant.

        c.  IRLP Vendor Liabilities:
            -----------------------

            IRLP owes its vendors approximately $5,000. Its only major asset was a $5,388 note due from the purchaser of the Indian Refinery, American Western. IRLP has agreed to settle its $5,388 note for $612 in exchange for a covenant of the EPA not to sue IRLP. These provisions are included in the Plan of Liquidation of American Western which American Western expects to be confirmed in January 2002. Assuming American Western's Plan of Liquidation is confirmed, IRLP will be able to pay its creditors only a small portion of the amounts owed to them.

        d.  Public Market for the Company's Stock:
            -------------------------------------

            Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. Such volatility may adversely affect the market price and liquidity of the Company's common stock.

            In addition, the Company, through its stock repurchase program, has repurchased 4,871,020 shares or 69% of its outstanding common stock since November of 1996 and was the major market maker in the Company's stock for much of the period. If the Company ceases repurchasing shares, the market value of the Company's stock may be adversely affected.

        e.  Foreign Operating Risks
            -----------------------

            As of September 30, 2001, the Company had incurred $3,597 drilling five wildcat wells (resulting in dry holes or uneconomic wells) on three Romanian concessions. The Company plans to drill a sixth wildcat well in the Black Sea in the spring or early summer of 2002. The Company's Romanian operations are subject to certain foreign country risks over which the Company has no control - including political risk, currency risk, the risk of additional taxation and the possibility that foreign operating requirements and procedures may reduce or eliminate estimated profitability.

        f.  Exploration and Production Reserve Risk
            ---------------------------------------

            The Company plans to participate in the drilling of a sixth Romanian wildcat well in the Black Sea whether or not it closes the sale of its domestic properties to Delta (see page 2). The planned wildcat well in the Black Sea involves high risk wildcat drilling where the probability of discovering commercial oil and gas reserves is less than twenty percent (20%). If the sale to Delta or a similar sale does not occur, the Company may also participate in the drilling of several domestic development wells and recompletions of existing wells to other producing zones. Drilling investments are essentially sunk cost. Reserve risk is the possibility that the reserves discovered, if any, will not approximate those the Company has estimated before drilling. If commercial reserves are not found or not found in the quantities anticipated, the Company's future operations and cash flow will be adversely affected and the Company could be required to record an impairment provision for its oil and gas properties pursuant to the full cost accounting method. (See
            Note 2 to the financial statements included as Item 8 to this Form 10-K).

        g.  Exploration and Production Price Risk
            -------------------------------------

            The Company did not hedge any of its anticipated future oil and gas production because the cost to do so appeared excessive when compared to the risk involved. As a result, the Company remains exposed to future oil and gas price changes with respect to all of its anticipated future oil and gas production. Such exposure could be considerable given the volatility of oil and gas prices. For example, from January 2001 to November 2001, crude oil prices decreased approximately 25% and natural gas prices decreased approximately 65%. Current oil and gas prices are low and are generally not predicted to increase appreciably over the next 2-4 years. In the past crude oil prices and gas prices have shown general volatility over short periods of time and it is possible that prices could change significantly and suddenly as they have in the past.

            The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10% and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline below the prices used to perform the full cost ceiling test at September 30, 2001, the Company estimates that it would likely incur a charge to expense.

        h.  Exploration and Production Operating Risk
            -----------------------------------------

            All of the Company's current oil and gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating over 250 oil and gas wells in several states - including the risks of oil and gas spills, resulting environmental damage, third party liability claims related to operations, including claims by landowners where the operated wells are located, and general operating risks.

        i.  Other Risks
            -----------

            In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with the increased litigation that appear to affect most corporations.

        j.  Future of the Company
            ---------------------

            In the last three years the regulatory burdens and related costs of being a public company have increased significantly. New requirements have been added by the Securities and Exchange Commission, the Nasdaq stock market and the Financial Accounting Standards Board at an accelerated pace including but not limited to requiring reviews of quarterly financial statements, increased Audit Committee procedures and protocol and compliance with new accounting and disclosure requirements. This has resulted in increased fees paid by the Company and diversion of management's efforts. In short, the Company's current level of operations are not sufficiently large to bear the Company's current general and administrative burden. In addition, the Company's high oil and gas production expense burden is at least partially attributable to the fact that the Company's fixed production costs are not spread over a larger number of and more productive oil and gas wells. As a result of these and other factors, the Company has not only aggressively sought to acquire properties to achieve a critical mass over which to apply its general and administrative expenses but has also sought to sell it properties when the conditions appeared most favorable. Although the Company has purchased approximately $34,000 of producing properties in the last three years, it has still not achieved the critical mass necessary to support its general and administrative burden.

            As noted earlier, the Company has entered into a letter of intent to sell all of its domestic oil and gas properties to Delta on terms the Company's management consider favorable. The Company's management considers such a transaction prudent given the uncertainty of oil and gas prices and the significant costs to operate a public company. If the Delta transaction fails to close as planned, the Company expects to continue to seek similar transactions on similar or better terms. The Company may also seek a merger with another company although to date the claims made by Texaco against the Company have hindered this process. Nevertheless, there can be no assurance that the Company will be able to succeed in this endeavor and the Company's management and board of directors may decide to continue to seek future acquisitions in the oil and gas sector when conditions are favorable and to attain the needed critical mass in that manner.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has not hedged its anticipated oil and gas production and thus remains at risk with respect to the prices it receives for such production. If oil and gas prices increase, the Company's oil and gas revenues will increase. Conversely, if oil and gas prices decrease, the Company's oil and gas revenues will also decrease. Oil and gas prices are currently much lower than they have been in several months and many forecasters are anticipating continued lower oil and gas prices for several years. There can be, however, no assurance that such prices will increase in the future or even remain at current levels given recent oil and gas price volatility.

INFLATION AND CHANGING PRICES

        Exploration and Production

        Oil and gas sales are determined by markets locally and worldwide and often move inversely to inflation. Whereas operating expenses related to oil and gas sales may be expected to parallel inflation, such costs have often tended to move more in response to oil and gas sales prices than in response to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. SFAS 133 and SFAS 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company ceased hedging its oil and gas production in July 2000. At September 30, 2001 and 2000, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. As a result, the Company's adoption of SFAS No. 133 and SFAS No. 138 had no impact on its results of operations or financial condition.

        Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and will adopt SFAS No. 142 in the first quarter of fiscal 2003. The Company does not believe that its future adoption of SFAS No. 142 will have a material effect on its results of operations.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company will adopt the statement effective October 1, 2002. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

            In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company will adopt SFAS No 144 effective October 1, 2002. At this time the Company is unable to determine what the future impact of adopting this statement will have on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page
                                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999.................       27
Consolidated Balance Sheets as of September 30, 2001 and 2000...............................................       28
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.................       29
Consolidated Statements of Stockholders' Equity  and Other Comprehensive Income for the Years
        Ended September 30, 2001, 2000 and 1999.............................................................       31
Notes to the Consolidated Financial Statements..............................................................       32

INDEPENDENT AUDITORS' REPORT................................................................................       58

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                            Year Ended September 30,
                                                                   ----------------------------------------
                                                                       2001          2000           1999
                                                                       ----          ----           ----
Revenues:
    Natural gas marketing and transmission:
      Gas sales..............................................                                   $    50,067
    Exploration and production:
      Oil and gas sales......................................      $   21,144     $  17,959           6,712
                                                                   ----------     ---------     -----------
                                                                       21,144        17,959          56,779
                                                                   ----------     ---------     -----------
Expenses:
    Natural gas marketing and transmission:
      Gas purchases..........................................                                        31,062
      General and administrative.............................                                            35
      Transportation.........................................                                         1,123
      Depreciation and amortization..........................                                         6,284
                                                                                                -----------
                                                                                                     38,504
                                                                                                -----------
    Exploration and production:
      Oil and gas production.................................           7,399         6,194           1,910
      General and administrative.............................           1,828         2,038           1,038
      Depreciation, depletion and amortization...............           3,470         3,209           2,046
      Impairment of foreign unproved properties..............           2,765           832
                                                                   ----------     ---------     -----------
                                                                       15,462        12,273           4,994
                                                                   ----------     ---------     -----------
    Corporate general and administrative.....................           4,169         3,717           4,112
                                                                   ----------     ---------     -----------
                                                                       19,631        15,990          47,610
                                                                   ----------     ---------     -----------
Operating income.............................................           1,513         1,969           9,169
                                                                   ----------     ---------     -----------
Other income (expense):
    Interest income..........................................             641           784           1,701
    Other income.............................................              42            25             352
    Equity in loss of Networked Energy LLC...................             (99)
                                                                   ----------     ---------     -----------
                                                                          584           809           2,053
                                                                   ----------     ---------     -----------
 Income before provision for (benefit of) income taxes.......           2,097         2,778          11,222
                                                                   ----------     ---------     -----------
 Provision for (benefit of) income taxes:
    State....................................................              11           (64)             79
    Federal..................................................             370        (2,227)          2,877
                                                                   ----------     ---------     -----------
                                                                          381        (2,291)          2,956
                                                                   ----------     ---------     -----------
Net income...................................................      $    1,716     $   5,069     $     8,266
                                                                   ==========     =========     ===========
Net income per share:
    Basic....................................................      $      .26     $     .73     $      1.01
                                                                   ==========     =========     ===========
    Diluted..................................................      $      .25     $     .71     $       .99
                                                                   ==========     =========     ===========
 Weighted average number of common and potential dilutive
    shares outstanding:
        Basic                                                       6,643,724     6,939,350       8,205,501
                                                                   ==========    ==========      ==========
        Diluted..............................................       6,818,855     7,102,803       8,347,932
                                                                   ==========    ==========      ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                                    September 30,
                                                                                           -----------------------------
                                                                                              2001                2000
                                                                                              ----                ----
ASSETS
Current assets:
    Cash and cash equivalents ...................................................          $   5,844           $  11,525
    Restricted cash .............................................................                370               1,742
    Accounts receivable .........................................................              2,787               3,758
    Marketable securities .......................................................              6,722              10,985
    Prepaid expenses and other current assets ...................................                277                 251
    Estimated realizable value of discontinued net refining assets ..............                612                 800
    Deferred income taxes .......................................................              1,879               2,256
                                                                                           ---------           ---------
      Total current assets ......................................................             18,491              31,317
Property, plant and equipment, net:
    Natural gas transmission ....................................................                 51                  55
    Furniture, fixtures and equipment ...........................................                222                 258
    Oil and gas properties, net (full cost method):
      Proved properties .........................................................             39,843              29,218
      Unproved properties not being amortized ...................................                110               1,447
Investment in Network Energy LLC ................................................                401                 500
Note receivable - Penn Octane Corporation .......................................                                    500
                                                                                           ---------           ---------
      Total assets ..............................................................          $  59,118           $  63,295
                                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable ............................................................          $     331           $     333
    Accounts payable ............................................................              3,543               2,433
    Accrued expenses ............................................................                292                 265
    Accrued taxes on appreciation of marketable securities ......................                900               2,628
    Stock subscription payable ..................................................                                    150
    Net refining liabilities retained ...........................................              3,016               3,204
                                                                                           ---------           ---------
      Total current liabilities .................................................              8,082               9,013
Long-term liabilities ...........................................................                  9                   6
                                                                                           ---------           ---------
      Total liabilities .........................................................              8,091               9,019
                                                                                           ---------           ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at September 30, 2001 and 2000 ...................              5,752               5,752
    Additional paid-in capital ..................................................             67,365              67,365
    Accumulated other comprehensive income - unrealized gains on marketable
      securities, net of taxes ..................................................              1,600               4,671
    Retained earnings ...........................................................             42,816              42,422
                                                                                           ---------           ---------
                                                                                             117,533             120,210
    Treasury stock at cost - 4,871,020 shares at September 30, 2001 and 4,791,020
      shares at September 30, 2000 ..............................................            (66,506)            (65,934)
                                                                                           ---------           ---------
      Total stockholders' equity ................................................             51,027              54,276
                                                                                           ---------           ---------
      Total liabilities and stockholders' equity ................................          $  59,118           $  63,295
                                                                                           =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                        Year Ended September 30,
                                                                                   2001          2000           1999
                                                                                   ----          ----           ----
Cash flows from operating activities:
    Net income ...........................................................      $  1,716       $  5,069       $  8,266
                                                                                --------       --------       --------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization ..........................         3,470          3,209          8,330
       Impairment of foreign unproved properties .........................         2,765            832
       Deferred income taxes (benefit) ...................................           377         (2,256)         2,765
       Unrealized gain on marketable securities ..........................                                        (481)
       Impairment of Penn Octane preferred stock .........................                                         423
       Equity in loss of Networked Energy LLC ............................            99
       Changes in assets and liabilities:
          (Increase) decrease in restricted cash .........................         1,372           (972)          (157)
          Decrease in accounts receivable ................................           971          1,414          3,209
          Decrease in prepaid transportation .............................                                       1,123
          (Increase) decrease in prepaid expenses and other current assets           (26)           343           (301)
          Decrease in other assets .......................................                           29
          Decrease in prepaid gas purchases ..............................                                         852
          Increase (decrease) in accounts payable ........................         1,110           (436)        (5,740)
          Increase (decrease) in accrued expenses ........................            27           (537)          (861)
          Increase in other long-term liabilities ........................             3              6
                                                                                --------       --------       --------
              Total adjustments ..........................................        10,168          1,632          9,162
                                                                                --------       --------       --------
              Net cash flow provided by operating activities .............        11,884          6,701         17,428
                                                                                --------       --------       --------
Cash flows from investment activities:
    Investment in note receivable - Penn Octane Corporation ..............                         (500)
    Investment in marketable securities ..................................           (34)                         (269)
    Proceeds from sale of oil and gas assets .............................            48          1,427
    Realization from (liquidation of) discontinued net refining assets ...                                         900
    Acquisition of AmBrit oil and gas properties .........................                                     (20,170)
    Investment in other oil and gas properties ...........................       (15,449)       (11,226)        (3,794)
    Investment in Networked Energy LLC ...................................          (150)          (350)
    Purchase of furniture, fixtures and equipment ........................           (82)          (173)           (98)
    Other ................................................................                          (35)
                                                                                --------       --------       --------
              Net cash used in investing activities ......................       (15,667)       (10,857)       (23,431)
                                                                                --------       --------       --------

                            (continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("$000's" Omitted)
                         (continued from previous page)

                                                                                          Year Ended September 30,
                                                                                     2001           2000           1999
                                                                                     ----           ----           ----
Cash flows from financing activities:
   Acquisition of treasury stock ............................................          (572)        (5,208)        (6,919)
   Dividends paid to stockholders ...........................................        (1,326)        (1,363)        (1,681)
   Proceeds from exercise of stock options ..................................                                         255
                                                                                   --------       --------       --------
         Net cash (used in) financing activities ............................        (1,898)        (6,571)        (8,345)
                                                                                   --------       --------       --------
Net (decrease) in cash and cash equivalents .................................        (5,681)       (10,727)       (14,348)
Cash and cash equivalents - beginning of period .............................        11,525         22,252         36,600
                                                                                   --------       --------       --------
Cash and cash equivalents - end of period ...................................      $  5,844       $ 11,525       $ 22,252
                                                                                   ========       ========       ========

Supplemental disclosures of cash flow information are as follows:
   Cash paid during the period:
      Income taxes ..........................................................      $     11       $    188       $    108
                                                                                   ========       ========       ========

   Accrued dividends ........................................................      $    331       $    333       $    368
                                                                                   ========       ========       ========
   Conversion of Penn Octane Corporation note and accrued interest receivable
      to marketable securities ..............................................      $    521                      $  1,000
                                                                                   ========                      ========
   Unrealized gain (loss) on investment in available-for-sale marketable
       securities ...........................................................      ($ 3,071)      $  2,275       $  2,396
                                                                                   ========       ========       ========
   Exchange of oil/gas properties for Delta Petroleum Company common
      stock .................................................................                     $  1,937
                                                                                                  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000's" Omitted Except Per Share Amounts)

                                                             Years Ended September 30, 2001, 2000 and 1999
                                           ------------------------------------------------------------------------------
                                                                                                Accumulated
                                               Common Stock        Additional                       Other
                                           ---------------------     Paid-In     Comprehensive  Comprehensive   Retained
                                             Shares      Amount      Capital        Income      Income (Loss)   Earnings
                                             ------      ------    -----------   -------------  -------------   ---------
Balance - September 30, 1998....           6,803,646     $3,402      $67,122                                     $34,836
Stock acquired..................
Options exercised...............              25,000         12          243
Dividends declared ($.25 per share)                                                                               (2,048)
Comprehensive income............
  Net income....................                                                     $ 8,266                       8,266
  Other comprehensive income:
     Unrealized gain (loss) on
       marketable securities, net of tax                                               2,396        $2,396
                                                                                     -------
                                                                                     $10,662
                                                                                     =======

                                          ----------     ------      -------                        ------       -------
Balance - September 30, 1999....           6,828,646      3,414       67,365                         2,396        41,054
Stock split ratio retroactively applied    4,675,258      2,338                                                   (2,338)
                                          ----------     ------      -------                        ------       -------
Balance-September 30, 1999 -  restated    11,503,904      5,752       67,365                         2,396        38,716
Stock acquired..................
Dividends declared ($.20 per share)                                                                               (1,363)
Comprehensive income............
  Net income....................                                                     $ 5,069                       5,069
  Other comprehensive income:...
     Unrealized gain on  marketable
     securities, net of tax.....                                                       2,275         2,275
                                                                                    --------        ------
                                                                                     $ 7,344
                                                                                    ========
                                          ----------     ------      -------                        ------       -------
Balance - September 30, 2000....          11,503,904      5,752       67,365                         4,671        42,422

Stock acquired..................
Dividends declared ($.20 per share)                                                                               (1,322)
Comprehensive income............
  Net income....................                                                      $1,716                       1,716
  Other comprehensive income (loss):
     Unrealized gain (loss) on
       marketable securities, net of tax                                              (3,071)       (3,071)
                                                                                     -------
                                                                                     ($1,355)
                                                                                     =======
                                          ----------     ------      -------                        ------       -------
Balance - September 30, 2001....          11,503,904     $5,752      $67,365                        $1,600       $42,816
                                          ==========     ======      =======                        ======       =======

                               [RESTUBBED TABLE]

                                             Years Ended September 30, 2001, 2000 and 1999
                                             ---------------------------------------------
                                                    Treasury Stock
                                                ---------------------
                                                Shares         Amount          Total
                                                ------         ------         -------
Balance - September 30, 1998....               3,862,917      ($53,807)       $51,553
Stock acquired..................                 419,300        (6,919)        (6,919)
Options exercised...............                                                  255
Dividends declared ($.25 per share)                                            (2,048)
Comprehensive income............
  Net income....................                                                8,266
  Other comprehensive income:
     Unrealized gain (loss) on
       marketable securities, net of tax                                        2,396




                                               ---------       -------        -------
Balance - September 30, 1999....               4,282,217       (60,726)        53,503
Stock split ratio retroactively applied
                                               ---------       -------        -------
Balance-September 30, 1999 -  restated         4,282,217       (60,726)        53,503
Stock acquired..................                 508,803        (5,208)        (5,208)
Dividends declared ($.20 per share)                                            (1,363)
Comprehensive income............
  Net income....................                                                5,069
  Other comprehensive income:...
     Unrealized gain on  marketable
     securities, net of tax.....                                                2,275



                                               ---------       -------        -------
Balance - September 30, 2000....               4,791,020       (65,934)        54,276

Stock acquired..................                  80,000          (572)          (572)
Dividends declared ($.20 per share)                                            (1,322)
Comprehensive income............
  Net income....................                                                1,716
  Other comprehensive income (loss):
     Unrealized gain (loss) on
       marketable securities, net of tax                                       (3,071)



                                               ---------       -------        -------
Balance - September 30, 2001....               4,871,020      ($66,506)       $51,027
                                               =========       =======        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 1 - BUSINESS AND ORGANIZATION

        Business

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mr. Joseph L. Castle II, Chairman of the Board and Chief Executive Officer, and his wife own approximately twenty-three percent (23%) of the Company's outstanding common stock at September 30, 2001.

        The Company's only line of business at September 30, 2001 and at present is oil and gas exploration and production. The Company's operations are conducted in the United States and in Romania. Prior to September 30, 1995, several of the Company's subsidiaries and former subsidiaries were involved in the refining business. These subsidiaries discontinued refining operations effective September 30, 1995; however, several contingencies related to closure of these refining assets are still outstanding. From December 1992 to May 31, 1999, several of the Company's subsidiaries were involved in the natural gas marketing business and from December 1992 to May 1997, another subsidiary was involved in the gas transmission business. In May 1997, the Company sold its gas transmission pipeline. All of the related long-term gas sales and gas purchase contracts applicable to the Company's natural gas marketing business expired by their terms on May 31, 1999.

        On December 11, 2001, the Company entered into a letter of intent to sell all of its domestic oil and gas properties to another public oil and gas exploration company. See Note 21.

        References to the Company mean Castle Energy Corporation, the parent, and/or one or more of its subsidiaries. Such references are used for convenience and are not intended to describe legal relationships.

        Oil and Gas Exploration and Production

        In June 1999, the Company acquired all of the oil and gas assets of AmBrit Energy Corp. ("AmBrit"). The AmBrit oil and gas assets included interests in approximately 180 wells located in eight states. The proved oil and gas reserves associated with the AmBrit acquisition were estimated to be approximately 12.5 billion cubic feet of natural gas and 2,000,000 barrels of crude oil or approximately one hundred and fifty percent (150%) of the Company's proved reserves before such acquisition. See Note 4.

        During fiscal 2000, the Company participated in the drilling of nine exploratory wells in south Texas pursuant to two drilling ventures with other exploration and production companies. Eight of the wells drilled resulted in dry holes while the ninth well was completed as a producing well. During fiscal
2000 and 2001, the Company participated in the drilling of five wildcat wells in Romania. Four of the wells drilled resulted in dry holes. The fifth well produced some volumes of natural gas when tested. The Company considered participating in a four well drilling program offsetting the fifth well but has currently decided not to do so because of the current low prices obtainable for production and the potential costs of constructing a pipeline to transport production to potential purchasers. The Company has also agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002. In December 1999, the Company acquired majority interests in twenty-six
(26) offshore Louisiana wells. The Company then sold these wells to Delta Petroleum Company ("Delta"), a public company involved in oil and gas exploration and development, in September 2000.

        In April 2001, the Company consummated the purchase of twenty-one (21) operated producing East Texas oil and gas properties from a private company.

        See Note 4.

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

        Refining

        IRLP

        The Company indirectly entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by one of the Company's subsidiaries, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, IRLP sold the Indian Refinery assets to American Western Refining, L.P. ("American Western"). American Western subsequently filed for bankruptcy and sold the Indian Refinery to an outside party which has substantially dismantled it. American Western subsequently filed a Plan of Liquidation which it expects to be confirmed by the governing bankruptcy court in January 2002. If the Plan is confirmed, IRLP expects to receive $612 which it would then distribute to its vendors.

        Powerine

        In October 1993, a former subsidiary of the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery"), from MG. On September 29, 1995, Powerine sold substantially all of its refining plant to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated entity, and EMC acquired the refinery from Kenyen. EMC subsequently sold the refinery to an outside party which, we are informed, continues to seek financing to restart it.

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

        Investment In Networked Energy LLC

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500. Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 2001, 2000 and 1999 - natural gas marketing and transmission and exploration and production. References should be made to previous Forms 10-K for summaries of accounting principles applicable to the discontinued refining segment.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        Principles of Consolidation

        The consolidated financial statements presented include the accounts of the Company and all of its subsidiaries. All intercompany transactions have been eliminated in consolidation.

        Revenue Recognition

        Natural Gas Marketing

        Revenues were recorded when deliveries were made. Essentially all of the Company's deliveries were made under two long-term gas sales contracts, the Lone Star Contract and a gas sales contract with MGNG. These contracts expired May 31, 1999.
        Exploration and Production

        Oil and gas revenues are recorded under the sales method when oil and gas production volumes are delivered to the purchaser. Reimbursement of costs from well operations is netted against the related oil and gas production expenses.

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

        Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over four to five years.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method by country using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the related property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between the cost and the value of the remaining proved reserves, in which case a gain or loss is recognized. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax-effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to current expense. Amortization and excess capitalized costs, if any, are computed separately for the Company's investment in Romania.

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

        Impairment of Long-Term Assets

        The Company reviewed its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition were less than the carrying amount of the asset, an impairment loss would have been recognized. Measurement of an impairment loss would be based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties." The Company currently has no significant long-term assets except for its oil and gas properties, for which impairment is recorded pursuant to full cost accounting as described above.

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

        Exploration and Production

        The Company used hedging strategies to hedge a significant portion of its crude oil and natural gas production through July 31, 2000. The Company used futures contracts to hedge such production. Gains and losses from hedging activities were deferred and debited or credited to the item being hedged, oil and gas sales, when they occurred. In order to qualify as a hedge the change in fair market value of the hedging instrument was highly correlated with the corresponding change in the hedged item. When the hedging instrument ceased to qualify as a hedge, changes in fair value were charged against or credited to earnings.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)



        Gas Contracts

        The purchase price allocated to the Lone Star Contract was capitalized and amortized over the term of the related contract, 6.5 years.

        Gas Balancing

        Gas balancing activities have been immaterial during the periods reported.

        Investment In Network

        The Company's investment in Network (the Company owns 35% of Network) is recorded on the equity method. Under this method, the Company records its share of Network's income or loss with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as reductions in the carrying value of the Company's investment.

        The Company's investment in Network exceeded the fair value of the Company's share of Network's assets by $350. Such excess (goodwill) is being amortized on a straight-line method over forty (40) years.

        Comprehensive Income

        Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, unrealized gains and losses on certain investments in debt and equity securities.

        Stock Based Compensation

        SFAS 123, "Accounting for Stock-Based Compensation," allows an entity to continue to measure compensation costs in accordance with Accounting Principle Board Opinion No. 25 ("APB 25"). The Company has elected to continue to measure compensation cost in accordance with APB 25 and to comply with the required disclosure-only provisions of SFAS 123.

        Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS 109 also requires that deferred tax assets, if any, be reduced by a valuation allowance based upon whether realization of such deferred tax asset is or is not more likely than not. (See Note 17)

        Earnings Per Share

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

        New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. SFAS 133 and SFAS 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company ceased hedging its oil and gas production in July 2000. At September 30, 2001 and 2000, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. As a result, the Company's adoption of SFAS No. 133 and SFAS No. 138 had no impact on its results of operations or financial condition.

        Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and will adopt SFAS No. 142 in the first quarter of fiscal 2003. The Company does not believe that its future adoption of SFAS No. 142 will have a material effect on its results of operations.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company will adopt the statement effective October 1, 2002. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company will adopt SFAS No 144 effective October 1, 2002. At this time the Company is unable to determine what the future impact of adopting this statement will have on its financial position or results of operations.

NOTE 3 - DISCONTINUED REFINING OPERATIONS

       Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 1998 to September 30, 2001 is as follows:

                                                                              Estimated
                                                                          Realizable Value
                                                                           of Discontinued            Net Refining
                                                                         Net Refining Assets      Liabilities Retained
                                                                         -------------------      --------------------
Balance - October 1, 1998............................................          $ 3,623                   $ 5,129
Reduction in estimated MG SWAP litigation recovery...................             (129)                     (129)
Collection of MG SWAP litigation proceeds............................             (575)                     (575)
Additional recovery in connection with the Powerine Arbitration......                                        900
Reduction in estimated recoverable value of note receivable
        from American Western........................................           (2,119)
Adjustment of vendor liabilities.....................................                                     (2,119)
Other................................................................                                         (1)
                                                                               -------                    ------
Balance - September 30, 1999.........................................              800                     3,205
Cash transactions....................................................                                       (153)
Adjustment of vendor liabilities.....................................                                        152
                                                                               -------                    ------
Balance - September 30, 2000.........................................              800                     3,204
Cash transactions....................................................                                        (80)
Adjustment of vendor liabilities.....................................                                         80
Adjustments resulting from American Western's Plan of
        Liquidation..................................................             (188)                     (188)
                                                                               -------                    ------
Balance - September 30, 2001.........................................          $   612                    $3,016
                                                                               =======                    ======

        As of September 30, 2001, the estimated realizable value of discontinued net refining assets consists of $612 of estimated recoverable proceeds from the American Western note. The estimated value of net refining liabilities retained consist of net vendor liabilities of $1,281 and accrued costs related to discontinued refining operations of $2,155, offset by cash of $420.

        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and transactions consummated by American Western and IRLP subsequently with others and includes management's best estimates of the amounts expected to be realized upon the complete disposal of the refining segment. "Net refining liabilities retained" includes management's best estimates of amounts expected to be paid and amounts expected to be realized on the settlement of this net liability. The amounts the Company ultimately realizes or pays could differ materially from such amounts.

        See Notes 12 and 13.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 4 - ACQUISITIONS AND DISPOSITIONS

        On June 1, 1999, the Company consummated the purchase of all of the oil and gas properties of AmBrit. The oil and gas properties purchased include interests in approximately 180 oil and gas wells in Alabama, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming, as well as undrilled acreage in several of these states. The effective date of the sale for purposes of determining the purchase price was January 1, 1999. The adjusted purchase price after accounting for all transactions between the effective date, January 1, 1999, and the closing date was $20,170. The entire adjusted purchase price was allocated to "Oil and Gas Properties - Proved Properties". Based upon reserve reports initially prepared by the Company's petroleum reservoir engineers, the proved reserves (unaudited) associated with the AmBrit oil and gas assets approximated 2,000,000 barrels of crude oil and 12,500,000 mcf (thousand cubic feet) of natural gas, which, together, approximated 150% of the Company's oil and gas reserves before the acquisition. In addition, the production acquired initially increased the Company's consolidated production by approximately 425%.

        The results of operations on a pro-forma basis as though the oil and gas properties of AmBrit had been acquired as of the beginning of the periods indicated are as follows:

                                                                          Year Ended September 30, 1999
                                                                          -----------------------------
                                                                                    (Unaudited)

Revenues.................................................................            $  62,719
Net income...............................................................            $   7,958
Net income per share.....................................................            $     .95
Shares outstanding (diluted).............................................            8,347,932

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

        Investment in Drilling Joint Ventures

        In fiscal 1999, the Company entered into two drilling ventures to participate in the drilling of up to sixteen exploratory wells in south Texas. During fiscal 2000, the Company participated in the drilling of nine exploratory wells pursuant to the related joint venture operating agreements. Eight wells drilled resulted in dry holes and one well was completed as a producer. The Company has no further drilling obligations under these joint ventures and has terminated participation in each drilling venture. The total cost incurred to participate in the drilling of the exploratory wells was $6,003.

        Offshore Louisiana Property Acquisition

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $890.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        In September 2000, the subsidiary of the Company sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The adjusted purchase price of $3,059 consisted of $1,122 cash plus 382,289 shares of Delta's common stock valued at the market price or $1,937 (see
Note 8).

        Investment in Romanian Concessions

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), a public oil and gas exploration and production company, by the Romanian government. The Company paid Costilla $65 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five onshore wildcat wells. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company has not been able to obtain a sufficiently high gas price to justify future production and has elected at the present not to undertake an offset drilling program where the fifth well was drilled. As a result, the Company recorded impairment provisions of $2,765 and $832 for the years ended September 30, 2001 and 2000, respectively, for costs incurred for the five onshore wells. The Company has agreed to participate in the drilling of a sixth well, offshore, in the Black Sea in the spring or early summer of 2002.

        See Note 10.

        Other Exploration and Production Investments

        In November and December 1999, the Company acquired additional outside interests in several Alabama and Pennsylvania wells, which it operates, for $2,580.

        East Texas Property Acquisition

        On April 30, 2001, the Company consummated the purchase of several East Texas oil and gas properties from a private company. The effective date of the purchase was April 1, 2001. These properties included majority interests in twenty-one (21) operated producing oil and gas wells and interests in approximately 6,500 gross acres in three counties in East Texas. The Company estimates the proved reserves acquired were approximately 12.5 billion cubic feet of natural gas and 191,000 barrels of crude oil. The consideration paid, net of purchase price adjustments, was $10,040. The Company used its own internally generated funds to make the purchase.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                                   September 30,
                                                                                                ------------------
                                                                                                 2001        2000
                                                                                                 ----        ----
        Funds supporting letters of credit for offshore Louisiana wells...................                  $1,519
        Drilling deposits in escrow - Romania.............................................      $   7            4
        Funds supporting letters of credit issued for operating bonds.....................        209          219
        Funds escrowed for litigation settlement..........................................        154
                                                                                                 ----       ------
                                                                                                 $370       $1,742
                                                                                                 ====       ======

        The drilling deposits in escrow in Romania are to be used only to conduct exploratory drilling activities in Romania and cannot be withdrawn or used for other purposes by the Company.

        The funds escrowed for litigation settlement pertain to Larry Long Litigation (see Note 13).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 6 - ACCOUNTS RECEIVABLE

        Based upon past customer experiences, the limited number of customer accounts receivable relationships, and the fact that the Company's subsidiaries can generally offset unpaid accounts receivable against an outside owner's share of oil and gas revenues, management believes substantially all receivables are collectible. All of the Company's accounts receivable at September 30, 2001 and 2000 consisted of exploration and production trade receivables.

NOTE 7 - NOTE RECEIVABLE - PENN OCTANE

        In January 2000, the Company invested $500 in a note due from Penn Octane Corporation ("Penn Octane"), a public company involved in the sale of liquid propane gas into Mexico. The note was originally due on December 15, 2000 and bore interest at 9%, payable quarterly.

        In December 2000, the Company agreed to extend the note until June 15, 2002. In return, Penn Octane increased the interest rate on the note to 13.5% and issued to the Company warrants to acquire an additional 62,500 shares of Penn Octane common stock at $3.00 per share. Subsequently, the interest rate was increased to 16.5% and the exercise price on the 62,500 options issued was reduced to $2.50 per share.

        Effective September 14, 2001, the Company exercised options to acquire 275,933 shares of common stock of Penn Octane by exchanging its $500 note plus $21 of accrued interest for the shares.

NOTE 8 - MARKETABLE SECURITIES

        The Company's investment in marketable securities consists of common shares of Penn Octane, Delta and Chevron/Texaco.
        At September 30, 1998, the Company accounted for its investment as trading securities. In March 1999, the Company began to account for its investment as available-for-sale securities. The Company's investments in Penn Octane, Delta and Chevron/Texaco common stock and options to buy Penn Octane stock were as follows:

                                                                   Common Stock
                                                             ----------------------
                                                             Penn Octane      Delta   Chevron/Texaco   Total
                                                             -----------      -----   --------------   -----
September 30, 2001:
  Cost..............................................            $2,271        $1,937        $14      $ 4,222
  Unrealized gain (loss)............................             3,308          (808)                  2,500
                                                                ------        ------        ---      -------
  Book value (market value).........................            $5,579        $1,129        $14      $ 6,722
                                                                ======        ======        ===      =======

September 30, 2000:
  Cost..............................................            $1,750        $1,937                 $ 3,687
  Unrealized gain...................................             7,298                                 7,298
                                                                ------        ------                 -------
  Book value (market value).........................            $9,048        $1,937                 $10,985
                                                                ======        ======                 =======

        The fair market values of Penn Octane, Delta and Chevron/Texaco shares were based on one hundred percent (100%) of the closing price on September 28, 2001, the last trading day in the Company's fiscal year ending September 30, 2001.

        At September 30, 2001 and 2000, the fair market values of the Penn Octane shares include $164 and $1,641, respectively, related to options to acquire Penn Octane common stock held by the Company. The value of such options was computed using the Black-Scholes method (see Note #16).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        The Company owned 1,343,600 shares of Penn Octane, 382,289 shares of Delta and 177 shares of Chevron/Texaco at September 30, 2001. Of these 501,000 shares of Penn Octane and all 177 shares of Chevron/Texaco were registered. The remaining shares are either in the process of being registered or the Company has registration rights with respect to such shares. At September 30, 2001, the Company also owned options to purchase 74,067 common shares of Penn Octane common stock at $2.50 per share.

        At September 30, 2000, the Company owned 1,067,667 shares of Penn Octane and 382,289 shares of Delta, as well as options to purchase 454,167 common shares of Penn Octane at exercise prices of $1.75 to $6.00 per share.

NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                                             September 30,
                                                                            ---------------
                                                                            2001       2000
                                                                            ----       ----
        Cost:
          Furniture and fixtures........................................    $693       $660
          Automobile and trucks.........................................     269        222
                                                                            ----       ----
                                                                             962        882
          Accumulated depreciation......................................    (740)      (624)
                                                                            ----       ----
                                                                            $222       $258
                                                                            ====       ====

NOTE 10 - OIL AND GAS PROPERTIES (Unaudited)

        Oil and gas properties consist of the following:

                                                                                                 September 30, 2001
                                                                                    -----------------------------------------
                                                                                    United
                                                                                    States           Romania            Total
                                                                                    ------           -------           ------

        Proved properties.........................................................  $56,100                            $56,100
        Less: Accumulated depreciation, depletion and amortization................  (16,257)                           (16,257)
                                                                                    -------                            -------
        Proved properties.........................................................   39,843                             39,843
        Unproved properties not being amortized...................................                    $3,707             3,707
        Impairment of unproved properties.........................................                    (3,597)           (3,597)
                                                                                    -------           ------           -------
                                                                                    $39,843           $  110           $39,953
                                                                                    =======           ======           =======

                                                                                                 September 30, 2000
                                                                                    -----------------------------------------
                                                                                    United
                                                                                    States           Romania            Total
                                                                                    ------           -------           ------

        Proved properties.........................................................  $42,127                            $42,127
        Less: Accumulated depreciation, depletion and amortization................  (12,909)                           (12,909)
                                                                                    -------                            -------
        Proved properties.........................................................   29,218                             29,218
        Unproved properties not being amortized...................................                    $2,279             2,279
        Impairment of unproved properties.........................................                      (832)             (832)
                                                                                    -------           ------           -------
                                                                                    $29,218           $1,447           $30,665
                                                                                    =======           ======           =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

  Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                                Year Ended September 30,
                                                      --------------------------------------------------------------------------
                                                                      2001                                      2000
                                                      -----------------------------------        -------------------------------
                                                        United                                    United
                                                        States        Romania      Total          States     Romania       Total
                                                        ------        -------      -----          ------     -------       -----
        Acquisition of properties:
           Proved properties....................       $10,002                    $10,002         $3,642                  $ 3,642
           Unproved properties..................           346                        346            678     $   999        1,677
        Exploration.............................         1,560         $1,428       2,988          2,966         346        3,312
        Development.............................         2,113                      2,113          2,595                    2,595
                                                       -------         ------     -------         ------      ------      -------
                                                       $14,021         $1,428     $15,449         $9,881      $1,345      $11,226
                                                       =======         ======     =======         ======      ======      =======

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                                 Year Ended September 30,
                                                                                        ---------------------------------------
                                                                                          2001            2000             1999
                                                                                          ----            ----             ----
        Revenues:
             Crude oil, condensate, natural gas liquids and natural gas sales...        $21,144         $17,959           $6,712
                                                                                        -------         -------           ------
        Costs and expenses:
             Production costs...................................................        $ 7,399         $ 6,194            1,910
             Depreciation, depletion and amortization...........................          3,348           2,990            1,937
             Impairment of foreign unproved properties..........................          2,765             832
                                                                                        -------         -------           ------
             Total costs and expenses...........................................         13,512          10,016            3,847
                                                                                        -------         -------           ------
        Income tax provision (benefit)..........................................          1,387          (6,553)             753
                                                                                        -------         -------           ------
        Income from oil and gas producing activities............................        $ 6,245         $16,569           $2,112
                                                                                        =======         =======           ======

        The income tax provision is computed at the effective tax rate for the related fiscal year.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                            Year Ended September 30,
                                                                                     -------------------------------------
                                                                                      2001            2000           1999
                                                                                      ----            ----           ----
        Depletion rate per equivalent MCF of natural gas........................     $0.72            $0.57          $0.71
                                                                                     =====            =====          =====

        The increase in the depletion rate in fiscal 2001 resulted primarily because the Company's reserves qualitites decreased significantly as a result of lower oil and gas prices at September 30, 2001. The decrease in reserve quantities without a similar decrease in related costs resulted in a higher depletion rate. In addition, in fiscal 2001, the Company acquired significant East Texas reserves at a higher cost per mcfe than the cost for the Company's existing reserves at the time of the acquisition (see Note 4).

        The decrease in the depletion rate in fiscal 2000 resulted primarily because the Company's reserve quantities increased significantly as a result of higher oil and gas prices at September 30, 2000. The increase in reserve quantities without a similar increase in costs resulted in the lower depletion rate.

        See Note 21.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 11 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

        Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Huntley & Huntley and Ralph E. Davis Associates, Inc. and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

        Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                                        ("000's" omitted)
                                                                                ----------------------------------
                                                                                Oil (BBLS)       Natural Gas (MCF)
                                                                                ----------       -----------------
        Proved developed and undeveloped reserves:
            As of October 1, 1998..........................................           255               15,324
                Acquisitions...............................................         2,021               12,529
                Revisions of previous estimates............................          (122)               2,520
                Production.................................................          (124)              (1,971)
                                                                                    -----               ------
            As of September 30, 1999.......................................         2,030               28,402
                Acquisitions...............................................         1,063                6,639
                Divestitures...............................................          (974)                (236)
                Discoveries................................................             1                  317
                Revisions of previous estimates............................         2,894               12,728
                Production.................................................          (279)              (3,547)
                                                                                    -----               ------
            As of September 30, 2000.......................................         4,735               44,303
                Acquisitions...............................................           266               10,183
                Revisions of previous estimates............................        (1,379)             (20,711)
                Production.................................................          (262)              (3,083)
                                                                                    -----               ------
            As of September 30, 2001.......................................         3,360               30,692
                                                                                    =====               ======
        Proved developed reserves:
            September 30, 1998.............................................           162               13,589
                                                                                    =====               ======
            September 30, 1999.............................................         1,788               23,547
                                                                                    =====               ======
            September 30, 2000.............................................         2,963               35,815
                                                                                    =====               ======
            September 30, 2001.............................................         1,890               26,480
                                                                                    =====               ======

        Although the Company has participated in the drilling of five exploratory wells in Romania, no proved reserves have yet been assigned to any of these wells. As a result, all of the Company's proved oil and gas reserves are located in the United States.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                                      September 30,
                                                                                    ---------------------------------------------
                                                                                        2001              2000             1999
                                                                                        ----              ----             ----
        Future cash inflows................................................         $ 138,594         $ 371,784        $ 118,794
        Future production costs............................................           (43,288)          (87,162)         (42,934)
        Future development costs...........................................            (8,655)          (12,620)          (4,229)
        Future income tax expense..........................................           (13,102)          (84,445)          (8,538)
                                                                                    ---------         ---------         --------
        Future net cash flows..............................................            73,549           187,557           63,093
        Discount factor of 10% for estimated timing of future cash flows...           (37,269)          (96,438)         (21,849)
                                                                                    ---------         ---------         --------
        Standardized measure of discounted future cash flows...............         $  36,280         $  91,119         $ 41,244
                                                                                    =========         =========         ========

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36%.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                       September 30,
                                                                                       ----------------------------------------
                                                                                         2001              2000            1999
                                                                                         ----              ----            ----
        Standardized measure, beginning of year.............................           $91,119           $41,244         $ 9,946
        Sale of oil and gas, net of production costs........................           (13,745)          (11,083)         (4,324)
        Net changes in prices...............................................           (60,403)           45,757           2,163
        Sale of reserves in place...........................................                              (1,457)
        Purchase of reserves in place.......................................             7,662             6,757          22,215
        Changes in estimated future development costs.......................             1,408            (5,039)          2,405
        Development costs incurred during the period that reduced future
           development costs................................................             2,113             2,595           1,073
        Revisions in reserve quantity estimates.............................           (26,591)           76,355           1,438
        Discoveries of reserves.............................................                                 963
        Net changes in income taxes.........................................            30,528           (32,031)            745
        Accretion of discount...............................................             9,112             4,286             995
        Other:
           Change in timing of production...................................            (1,228)          (36,168)         12,055
           Other factors....................................................            (3,695)           (1,060)         (7,467)
                                                                                       -------           -------         -------
        Standardized measure, end of year...................................           $36,280           $91,119         $41,244
                                                                                       =======           =======         =======

NOTE 12 - CONTINGENT ENVIRONMENTAL LIABILITY

        In December 1995, IRLP, an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western, an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery.

        American Western recently filed a Plan of Liquidation. American Western anticipates that the Plan of Liquidation will be confirmed in January 2002.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        In October 1998, the EPA named the Company and two of its inactive refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco Refining and Marketing, Inc. ("Texaco"), the refinery operator for over 50 years. A subsidiary of Texaco had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

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

        The Company and its special counsel believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against Texaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Texaco construes to create an indemnity, Texaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company.

        In September 1995, Powerine sold the Powerine Refinery to Kenyen Resources ("Kenyen"), an unaffiliated party. In January 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated party, and EMC assumed all environmental liabilities. In August 1998, EMC sold the Powerine Refinery to a third party, which, we are informed, continues to seek financing to restart the Powerine Refinery.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's summons based upon lack of jurisdiction and the Company is no longer involved in the case.

        Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean up costs for this refinery are at least $80,000 - $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000-$150,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        An opinion issued by the U.S. Supreme Court in June 1998 in a comparable matter and a recent decision by the U.S. Appeals Court for the Fifth Circuit supports the Company's positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2001:

                                                                           Lease       Sublease
Year Ending September 30,                                               Commitments    Rentals
-------------------------                                               -----------    -------
      2002........................................................        $  473        $  65
      2003........................................................           470           66
      2004........................................................           240
      2005........................................................            76
                                                                          ------         ----
      2006........................................................        $1,259         $131
                                                                          ======         ====

        Rent expense for the years ended September 30, 2001, 2000 and 1999 was $456, $412 and $386, respectively.

        Severance/Retention Obligations

        The Company has severance agreements with substantially all of its employees, including five of its officers, that provide for severance compensation in the event substantially all of the Company's or its subsidiaries' assets are sold and the employees are terminated as a result of such sale. Such termination severance commitments aggregated $1,101 at September 30, 2001. No severance obligations were owed to employees at September 30, 2001.

        Letters of Credit

        At September 30, 2001, the Company had issued letters of credit of $209 for oil and gas drilling, operating and plugging bonds. The letters of credit are renewed semi-annually or annually.

        Line of Credit

        See Note 21.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Legal Proceedings

            Contingent Environmental Liabilities

            See Note 12.

            General

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

            After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgement on September 5, 2001, which became final in December 2001. The net amount awarded to the plaintiffs was approximately $2,700. The Company and its subsidiaries have filed a notice of appeal with the Tyler Court of Appeals and will continue to vigorously contest this matter.

            Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries will be required to post a bond to cover the net amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal (which may take several years). The Company has included the letter of credit to support the bond, estimated at approximately $3,000, in its line of credit with a major energy bank.

        See Note 21.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        In April 2000, Larry Long withdrew as a named plaintiff and in September 2000, the Company and the remaining named plaintiff agreed to settle the case for a payment of $250 by the Company. In July 2001, the Company deposited $250 plus accrued interest of $9 in a litigation settlement account. As of September 30, 2001, $106 had been disbursed from the account.

        See Note 21.

        MGNG Litigation

        On May 4, 1998, CTPLP, a subsidiary of the Company, filed a lawsuit against MGNG and MG Gathering Company ("MGC"), two subsidiaries of MG, in the district court of Harris County, Texas. One of the Company's exploration and production subsidiaries sought to recover gas measurement and transportation expenses charged by the defendants in breach of a certain gas purchase contract. Improper charges exceeded $750 before interest. In October of 1998, MGNG and MGC filed a suit in Harris County, Texas. This suit sought indemnification from two of the Company's subsidiaries in the event CTPLP won its lawsuit against MGNG and MGC. The MG entities cited no basis for their claim of indemnification. The management of the Company and special counsel retained by the Company believe that the Company's subsidiary is entitled to at least $750 plus interest and that the Company's two subsidiaries have no indemnification obligations to MGNG or MGC. The parties participated in mediation but were not able to resolve the issue.
         In October 1999, MGNG filed a second lawsuit against the Company and three of its subsidiaries claiming $772 was owed to MGNG under a gas supply contract between one of the Company's subsidiaries and MGNG. The suit was filed in the district court of Harris County, Texas. The Company and its subsidiaries believed that they do not owe $772 and were entitled to legally offset some or all of the $772 claimed against amounts owed to CTPLP by MGNG for improper gas measurement and transportation deductions. The Castle entities answered this suit denying MGNG's claims based partially on the right of offset.

         In September 2000, the parties agreed to settle all lawsuits. Under the terms of the settlement the amount claimed by MGNG under a gas supply contract was reduced by $325 and the net amount payable to MGNG was set at $400 and the parties signed mutual releases.

         See Note 21.

         Pilgreen Litigation

         As part of the AmBrit purchase, Castle Exploration Company, Inc. ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Pilgreen #2ST gas well in Texas. Because of title disputes, AmBrit and other interest owners had previously filed claims against the operator of the Pilgreen well, and CECI acquired post January 1, 1999 rights in that litigation. Although revenue attributed to the ORRI has been suspended by the operator since first production, because of recent related appellate decisions and settlement negotiations, the Company believes that revenue attributable to the ORR should be released to CECI in the near future. As of September 30, 2001, approximately $415 attributable to CECI's share of the ORRI revenue was suspended. The Company's policy is to recognize the suspended revenue only when and if it is received.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


         Pursuant to the terms of the GAMXX Agreement, the Company was to receive $1,000 cash in settlement for its loans when GAMXX closed on its financing. GAMXX expected such closing not later than May 31, 1998 but failed to do so. As a result, the Company elected to terminate the GAMXX Agreement. Pursuant to the Agreement, GAMXX agreed to assist the Company in selling GAMXX's assets or the Company's investment in GAMXX. The Company is currently seeking to dispose of its lender's interest in GAMXX and recover some of the loan to GAMXX.

         The Company has carried its loans to GAMXX at zero for the last eight years. The Company will record any proceeds as "other income" if and when it collects such amount.

         Hedging Activities

         Until June 1, 1999, the Company's natural gas marketing subsidiary utilized natural gas swaps to reduce its exposure to changes in the market price of natural gas. Effective May 31, 1999 all natural gas marketing contracts terminated by their own terms. As a result of these hedging transactions, the cost of gas purchases increased $609 for the year ended September 30, 1999.

         On June 1, 1999, the Company acquired all of the oil and gas assets of AmBrit (see Note 4) and thereafter commenced hedging sales of the related oil and gas production. As of September 30, 1999, the Company had hedged approximately 54% of its anticipated consolidated crude oil production and approximately 39% of its anticipated consolidated natural gas production for the period from October 1, 1999 to September 30, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures price on the New York Mercantile Exchange, were $19.85 per barrel of crude oil and $2.66 per mcf of gas. The Company accounted for these futures contracts as hedges and the differences between the hedged price and the exchange price increased or decreased the oil and gas revenues resulting from the sale of production by the Company. Oil and gas production was not hedged after July 2000 production. As a result of these hedging transactions, oil and gas sales decreased $1,528 and $150 for the fiscal years ended September 30, 2000 and 1999, respectively.

        At September 30, 2001 and December 14, 2001, the Company had not hedged its anticipated future oil and gas production.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         401(K)  PLAN

         On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2001, 2000 and 1999, the Company's contributions to the Plan aggregated $50, $46 and $37, respectively.

        Post-Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post-retirement plans for employees.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        From November 1996 until September 30, 2001, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2001, 4,871,020 shares (13,973,054 shares before taking into account the 200% stock dividend effective January 31, 2000) had been repurchased at a cost of $66,506. The repurchased shares are held in treasury

        On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. Quarterly dividends of $.05 per share have subsequently been paid.

         See Note 21

NOTE 16 - STOCK OPTIONS AND WARRANTS

        Option and warrant activities during each of the three years ended September 30, 2001 are as follows (in whole units):

                                                                                     Incentive
                                                                                        Plan            Other
                                                                                      Options          Options          Total
                                                                                      -------          -------          -----
        Outstanding at October 1, 1998.......................................          195,000          20,000         215,000
        Issued...............................................................           15,000                          15,000
        Exercised............................................................          (25,000)                        (25,000)
        Repurchased..........................................................          (10,000)                        (10,000)
                                                                                    ----------          ------       ---------
        Outstanding at September 30, 1999....................................          175,000          20,000         195,000
        Effect of 200% stock dividend (see Note 15)..........................          350,000          40,000         390,000
        Issued...............................................................          105,000                         105,000
                                                                                    ----------          ------       ---------
        Outstanding at September 30, 2000....................................          630,000          60,000         690,000
        Issued...............................................................           60,000                          60,000
                                                                                    ----------          ------       ---------
        Outstanding at September 30, 2001....................................          690,000          60,000         750,000
                                                                                    ==========          ======       =========

        Exercisable at September 30, 2001....................................          690,000          60,000         750,000
                                                                                    ==========          ======       =========

        Reserved at September 30, 2001.......................................        1,687,500          60,000       1,747,500
                                                                                    ==========          ======       =========
        Reserved at September 30, 2000.......................................        1,687,500          60,000       1,747,500
                                                                                    ==========          ======       =========
        Reserved at September 30, 1999.......................................        1,687,500          60,000       1,747,500
                                                                                    ==========          ======       =========

        Exercise prices at:
                 September 30, 2001..........................................          $3.42-            $3.79
                                                                                       $8.58
                 September 30, 2000..........................................          $3.42-            $3.79
                                                                                       $8.58
                 September 30, 1999..........................................          $3.42-            $3.79
                                                                                       $5.75

                 Exercise Termination Dates..................................       5/17/2003-         4/23/2007    5/17/2003-
                                                                                    1/02/2011                       1/02/2011

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

        A summary of the Company's stock option and warrant activity from October 1, 1998 to September 30, 2001 is as follows:

                                                                                               Weighted
                                                                                                Average
                                                                                Options          Price
                                                                                -------          -----
        Outstanding - October 1, 1998..............................             215,000         $12.96
        Issued.....................................................              15,000          17.25
        Exercised..................................................             (25,000)         10.25
        Repurchased................................................             (10,000)         10.75
                                                                                -------         ------
        Balance - September 30, 1999...............................             195,000          13.75
        Effect of 200% stock dividend (see Note 15)................             390,000          (9.17)
        Issued.....................................................             105,000           7.89
                                                                                -------         ------
        Outstanding - September 30, 2000...........................             690,000           5.09
        Issued.....................................................              60,000           7.00
                                                                                -------         ------
        Outstanding - September 30, 2001...........................             750,000         $ 5.24
                                                                                =======         ======

        At September 30, 2001, exercise prices for outstanding options ranged from $3.42 to $8.58. The weighted average remaining contractual life of such options was 5.6 years.

        The per share weighted average fair values of stock options issued during fiscal 2001, 2000 and fiscal 1999 were $2.41, $3.29 and $4.56, respectively, on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: average expected dividend yield - 3.0% in 2001, 3.0% in 2000 and 3.5% in 1999; risk free interest rate - 3.50% in 2001, 5.54% in 2000 and 6.32% in 1999; expected life of 10 years in
2001, 2000 and 1999 and volatility factor of .38 in 2001, .44 in 2000, and .22 in 1999.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                                                 Year Ending September 30,
                                                                                      -------------------------------------------
                                                                                        2001              2000              1999
                                                                                        ----              ----              ----
        Net income as reported...............................................         $ 1,716           $  5,069         $  8,266
        Adjustment required by SFAS 123......................................            (145)              (346)            (152)
                                                                                      -------           --------         --------
        Pro-forma net income.................................................         $ 1,571           $  4,723         $  8,114
                                                                                      =======           ========         ========
        Pro-forma net income per share:
           Basic.............................................................         $  0.24           $    .68         $    .99
                                                                                      =======           ========         ========
           Diluted...........................................................         $  0.23           $    .66         $    .97
                                                                                      =======           ========         ========

NOTE 17 - INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                                 September 30,
                                                                                    ----------------------------------------
                                                                                     2001              2000             1999
                                                                                     ----              ----             ----
        Provision for (benefit of) income taxes:
            Current:
              Federal.......................................................         $  4           ($   35)          $  193
              State.........................................................                                              (2)
            Deferred:
              Federal.......................................................          786               922            2,209
              State.........................................................           22                26               68
            Adjustment to the valuation allowance for deferred taxes:
              Federal.......................................................         (419)           (3,115)             475
              State.........................................................          (12)              (89)              13
                                                                                     ----            ------           ------
                                                                                     $381           ($2,291)          $2,956
                                                                                     ====            ======           ======

         Deferred tax assets (liabilities) are comprised of the following at September 30, 2001 and 2000:

                                                                                                         September 30,
                                                                                                    ----------------------
                                                                                                     2001            2000
                                                                                                     ----            ----
        Operating losses and tax credit carryforwards.......................................        $4,715          $4,993
        Statutory depletion carryovers......................................................         3,903           3,689
        Depletion accounting................................................................        (5,341)         (3,602)
        Discontinued net refining operations................................................           866             866
        Losses in foreign subsidiaries......................................................         1,295             300
                                                                                                    ------          ------
                                                                                                     5,438           6,246
        Valuation allowance.................................................................        (3,559)         (3,990)
                                                                                                    ------          ------
                                                                                                    $1,879          $2,256
                                                                                                    ======          ======

        Deferred tax assets - current.......................................................        $1,879          $2,256
                                                                                                    ------          ------
                                                                                                    $1,879          $2,256
                                                                                                    ======          ======

        At September 30, 2001, the Company determined that a portion of the deferred tax asset would more likely than not be realized based upon estimates of future taxable income and upon the projected taxable income resulting from the anticipated sale of its oil and gas assets to Delta and accordingly decreased the valuation allowance by $431 to $3,559.

        If recent decreases in oil and gas prices continue and if the sale of the Company's oil and gas assets to Delta is not consummated, the Company may be required to increase its valuation allowance.

        See Note 21.

        At September 30, 2000, the Company determined that it was more likely than not that a portion of the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices at September 30, 2000, and the valuation allowance was decreased by $3,204 to a total valuation allowance of $3,990.

        The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                              Year Ended September 30,
                                                                                       ------------------------------------
                                                                                       2001            2000            1999
                                                                                       ----            ----            ----
        Tax at statutory rate....................................................      $734          $   972         $3,928
        State taxes, net of federal benefit......................................         7              (42)            51
        Revision of tax estimates and contingencies..............................        50                            (151)
        Statutory depletion......................................................                                    (1,330)
        Increase (decrease) in valuation allowance...............................      (431)          (3,204)           489
        Other....................................................................        21              (17)           (31)
                                                                                       ----          -------         ------
                                                                                       $381          ($2,291)        $2,956
                                                                                       ====          =======         ======

        At September 30, 2001, the Company had the following tax carryforwards available:

                                                                                                Federal Tax
                                                                                       -------------------------------
                                                                                                           Alternative
                                                                                                             Minimum
                                                                                       Regular                 Tax
                                                                                       -------                 ---
        Net operating loss......................................................       $  2,674               $24,021
        Alternative minimum tax credits.........................................       $  3,752                   N/A
        Statutory depletion.....................................................       $ 10,841               $   440

        The net operating loss carryforwards expire from 2001 through 2010.

        On September 9, 1994, the Company experienced a change of ownership for tax purposes. As a result of such change of ownership, the Company's net operating loss carryforward became subject to an annual limitation of $7,845. At September 30, 2001 all net operating loss carryforwards of the Company were no longer subject to the annual limitation.

        The Company also has approximately $58,688 in individual state tax loss carryforwards available at September 30, 2001. Approximately $47,287 of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company has no operations and currently has no plans for future operations. As a result, it is probable most of such state tax carryforwards will expire unused.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 18 - RELATED PARTIES

        In June 1999, the Company repurchased 24,700 (74,100 after stock split) shares of the Company's common stock from an officer of the Company. Such shares were repurchased at the closing stock price on the date of sale less $.125, resulting in a payment of $434 to the officer. The shares were repurchased pursuant to the Company's share repurchase program.

        Another officer of the Company is a 10% shareholder in an unaffiliated company that is entitled to receive 12.5% of the Company's share of net cash flow from its Romanian joint venture after the Company has recovered its investment in Romania.

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

                                                                     Year Ended September 30, 2001
                                       --------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                        Eliminations
                                         Marketing        Exploration                            and
                                            and               and             Refining        Corporate
                                       Transmission       Production       (Discontinued)       Items           Consolidated
                                       ------------       ----------       --------------       -----           ------------
Revenues...........................                        $  21,144                                               $ 21,144
Operating income (loss)............                        $   5,682                           ($  4,169)          $  1,513
Identifiable assets................      $67,702*          $ 105,238                           ($113,822)          $ 59,118
Capital expenditures...............                        $  15,531                                               $ 15,531
Depreciation, depletion and
       amortization................                        $   3,468                            $      2           $  3,470

                                                                     Year Ended September 30, 2000
                                       --------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items       Consolidated
                                       ------------       ----------       --------------           -----       ------------

Revenues...........................                         $ 17,959                                               $ 17,959
Operating income (loss)............                         $  5,686                            ($ 3,717)          $  1,969
Identifiable assets................      $67,727*           $ 92,229                            ($96,661)          $ 63,295
Capital expenditures...............                         $ 11,399                                               $ 11,399
Depreciation, depletion and
       amortization................                         $  3,207                             $     2           $  3,209

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                     Year Ended September 30, 1999
                                       ----------------------------------------------------------------------------------------
                                        Natural Gas        Oil & Gas                            Eliminations
                                         Marketing        Exploration                                and
                                            and               and             Refining            Corporate
                                       Transmission       Production       (Discontinued)           Items          Consolidated
                                       ------------       ----------       --------------           -----          ------------
Revenues...........................       $50,067          $  7,190                                                   $57,257
Operating income (loss)............       $11,563          $  1,718                               ($ 4,112)           $ 9,169
Identifiable assets................       $79,026*         $ 67,720                               ($87,208)           $59,538
Capital expenditures...............                        $ 24,065                                                   $24,065
Depreciation, depletion and
   amortization....................       $ 6,284          $  2,046                                                   $ 8,330

        *Consists primarily of intracompany receivables.

        For the year ended September 30, 1999, sales by the Company's natural gas marketing subsidiary to Lone Star Gas Company under the Lone Star Contract aggregated $46,802. These amounts constituted approximately 82% of consolidated revenues for the year ended September 30, 1999. The Lone Star contract terminated in May 1999.

        At the present time, the Company's consolidated revenues consist entirely of oil and gas sales. Three purchasers of the Company's oil and gas production currently account for approximately 43% of consolidated production and a similar percentage of oil and gas sales and are expected to comprise a similar percentage of oil and gas sales in the future.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents -- the carrying amount is a reasonable estimate of fair value.

        Marketable securities are related solely to the Company's investment in Penn Octane, Delta and Chevron/Texaco common stock and options to buy Penn Octane stock and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company. Fair market value for options is computed using the Black - Scholes option valuation model.

        Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 21 - SUBSEQUENT EVENTS

        Subsequent to September 30, 2001, the Company disbursed the remaining $153 from the Larry Long Litigation settlement account (see Note 13).

        Subsequent to September 30, 2001, the Company paid MGNG $400 in settlement of the MGNG Litigation (see Note 13).

        In November 2001, the Company entered into an agreement for a line of credit of up to $40,000 with an energy bank. Pursuant to the related agreement the energy bank agreed to make available to the Company loans and letters of credit not to exceed a borrowing base determined by the value of the Company's oil and gas reserves using parameters set by the bank. Such borrowing based will be determined no less than semi-annually. The loans and letters of credit will be secured by the Company's oil and gas properties to the extent the amount outstanding under the facility exceeds $10,000. Interest under the facility will accrue at the bank's prime rate or at a LIBOR rate - the choice of rates being determined by the Company. Letters of credit issued under the facility will accrue interest at 2.25% annually. Loans outstanding under the facility will be repaid pursuant to a schedule set by the bank but redetermined at each borrowing base determination date. In addition, the Company is subject to typical financial covenants including minimum tangible net worth, debt service coverage, interest coverage and current ratio limitations, limitations on annual and quarterly dividends the Company may pay to shareholders and other limitations governing capital expenditures. The facility is scheduled to terminate November 30, 2003. The facility also includes a provision to provide letters of credit of up to $3,000 as may be required for the Long Trusts Lawsuit litigation (see
Note 13).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        On December 11, 2001, the Company entered into a letter of intent to sell all of its domestic oil and gas assets to Delta for $20,000 and 9,566,000 shares of commons stock of Delta. The effective date of the proposed sale is October 1, 2001 and the expected closing date is April 30, 2002 or later. The sale is subject to execution of a definitive purchase and sale agreement by both parties, approval of the transaction by both Delta's and the Company's directors and approval of the issuance of the shares to Castle by Delta's shareholders.

        If the sale to Delta is not consummated, the Company could continue to operate as it does currently or pursue other alternative strategies.

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                      First               Second            Third              Fourth
                                                     Quarter              Quarter          Quarter             Quarter
                                                  (December 31)         (March 31)        (June 30)        (September 30)
                                                  -------------         ----------        ---------        --------------

Year Ended September 30, 2001:
   Revenues..................................         $5,394              $6,316           $5,347               $4,087
   Operating income (loss)...................         $1,533              $2,174           $  511              ($2,705)
   Net income (loss).........................         $1,110              $1,531           $  397              ($1,322)
   Net income per share (diluted)............         $  .16              $  .22           $  .06              ($  .20)


                                                      First               Second            Third              Fourth
                                                     Quarter              Quarter          Quarter             Quarter
                                                  (December 31)         (March 31)        (June 30)        (September 30)
                                                  -------------         ----------        ---------        --------------

Year Ended September 30, 2000:
   Revenues..................................         $4,085              $3,318           $4,945               $5,611
   Operating income (loss) ..................         $   32            ($   387)          $  835               $1,489
   Net income (loss).........................         $  259            ($   277)          $1,024               $4,063
   Net income (loss) per share (diluted).....         $  .04            ($   .04)          $  .15               $  .58


        For the year ended September 30, 2000 revenues from well operations have been retroactively reclassified as reductions of oil and gas production costs.

        The sums of the quarterly per share amounts differ from the annual per share amounts primarily because the stock purchases made by the Company were not made in equal amounts and at corresponding times each quarter.

                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheets of Castle Energy Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                                       KPMG LLP

Houston, Texas
December 18, 2001

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS**

--------------
** The information required by Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1. and 2.  Financial Statements and Financial Statement Schedules

   Financial statements and schedules filed as part of this Report on Form 10-K are listed in Item 8 of this Form 10-K.

   3.   Exhibits

   The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.


     Exhibit Number      Description of Document
     --------------      -----------------------
          3.1            Restated Certificate of Incorporation(15)
          3.2            Bylaws(10)
          4.1            Specimen Stock Certificate representing Common Stock(8)
          4.2            Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust
                         Company as Rights Agent, dated as of April 21, 1994(10)
          10.33          Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
          10.34          First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan, effective
                         May 11, 1993(8)
          10.124         Asset Purchase Agreement dated February 27, 1998 by and between Castle Energy Corporation and
                         Alexander Allen, Inc. (21)
          10.125         Rollover and Assignment Agreement, dated December 1, 1998 between Penn Octane Corporation and
                         Certain Lenders, including Castle Energy Corporation (22)
          10.126         Purchase and Sale Agreement by and between AmBrit Energy Corp. and Castle Exploration
                         Company, Inc., effective January 1, 1999 (23)
          10.127         Agreement to Exchange $.9 Million Secured Notes Into Senior Preferred Stock of Penn Octane
                         Corporation dated March 3, 1999 (23)
          10.128         Credit Agreement by and among Castle Exploration Company, Inc. and Comerica Bank-Texas,
                         effective May 28, 1999 (24)
          10.129         Purchase and Sale Agreement by and between Costilla Redeco Energy LLC and Castle Exploration
                         Company, Inc., effective May 31, 1999 (24)
          10.130         Letter dated July 22, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)
          10.131         Letter dated July 29, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)
          10.132         Castle Energy Corporation Severance Benefit Plan (26)
          10.133         Asset Acquisition Agreement between Castle Exploration Company, Inc., Deerlick Creek Partners,
                         I., L.P. and Deven Resources, Inc, effective September 1, 1999 (27)
          10.134         Purchase and Sale Agreement, dated December 15, 1999, between Whiting Park Production, Ltd. and
                         Castle Exploration Company, Inc. (27)
          10.135         Asset Acquisition Agreement between Castle Exploration Company, Inc, and American Refining and
                         Exploration Company, Deven Resources, Inc., CMS/Castle Development Fund I L.P., effective as of October 1, 1999 (27)
          10.136         Promissary Note between CEC, Inc. and Penn Octane Corporation (28)
          10.137         Purchase Agreement between CEC, Inc. and Penn Octane Corporation Effective January 5, 2000 (28)




     Exhibit Number      Description of Document
     --------------      -----------------------
          10.138         Purchase and Sale Agreement, dated August 6, 2000 between and among Castle Exploration
                         Company, Inc., Parks and Luttrell Energy Partners L.P. and Parks and Luttrell Energy, Inc. (31)
          10.139         Purchase and Sale Agreement dated August 4, 2000 between Castle Offshore LLC, BWAB Limited
                         Liability Company and Delta Petroleum Company (31)
          10.140         Agreement to Transfer a Membership Interest In Networked Energy LLC to CEC, Inc., dated August
                         31, 2000 (31)
          10.141         Second Amendment - Promissary Note of Penn Octane Corporation (29)
          10.142         Purchase and Sale Agreement, dated April 1, 2001, between Strand Energy LC and Castle
                         Exploration Company, Inc. (30)
          10.143         Credit Agreement as of November 26, 2001 among Castle Exploration Company, Inc. and Castle
                         Energy Corporation and Bank of Texas National Association
          11.1           Statement re: Computation of Earnings Per Share
          21             List of subsidiaries of Registrant
          23.2           Consent of Ralph E. Davis Associates, Inc.
          23.3           Consent of Huntley & Huntley, Inc.

   (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 2001.

------------------
(8)       Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993
(10)      Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994
(15)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994
(23)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1999
(24)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended June 30, 1999
(26)      Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999
(27)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 1999
(28)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2000
(29)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2000
(30)      Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2001
(31)      Incorporated by reference to the Registrant's Form 10-K for year ended September 30, 2000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CASTLE ENERGY CORPORATION


Date:    December 19, 2001                By: /s/JOSEPH L. CASTLE II
                                              ---------------------------------
                                                 Joseph L. Castle II
                                                 Chairman of the Board
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/JOSEPH L. CASTLE II          Chairman of the Board and Chief         December 19, 2001
---------------------------     Executive Officer
   Joseph L. Castle II          Director



/s/MARTIN R. HOFFMANN           Director                                December 19, 2001
---------------------------
   Martin R. Hoffmann



/s/JOHN P. KELLER               Director                                December 19, 2001
---------------------------
   John P. Keller


/s/RUSSELL S. LEWIS             Director                                December 19, 2001
---------------------------
   Russell S. Lewis


/s/RICHARD E. STAEDTLER         Senior Vice President                   December 19, 2001
---------------------------     Chief Financial Officer
   Richard E. Staedtler         Chief Accounting Officer
                                Director


/s/SIDNEY F. WENTZ              Director                                December 19, 2001
---------------------------
   Sidney F. Wentz


                             DIRECTORS AND OFFICERS

                               BOARD OF DIRECTORS
                               (December 19, 2001)


JOSEPH L. CASTLE II                                    RICHARD E. STAEDTLER
Chairman & Chief Executive Officer                     Chief Financial Officer and Chief
                                                          Accounting Officer

MARTIN R. HOFFMANN                                     SIDNEY F. WENTZ
Former Secretary of the Army                           Former Chairman of The Robert Wood
                                                          Johnson Foundation


JOHN P. KELLER                                         RUSSELL S. LEWIS
President, Keller Group, Inc.                          President, Lewis Capital Group




                               OPERATING OFFICERS

JOSEPH L. CASTLE II                                    RICHARD E. STAEDTLER
Chief Executive Officer                                Chief Financial Officer
                                                       Chief Accounting Officer

MARY A. CADE                                           TIMOTHY M. MURIN
Company Controller and Treasurer                       President - Exploration and Production

WILLIAM C. LIEDTKE III
Company Counsel

                                PRINCIPAL OFFICES

One Radnor Corporate Center                                                 512 Township Line Road
Suite 250                                                                   Three Valley Square, Suite 100
100 Matsonford Road                                                         Blue Bell, PA 19422
Radnor, PA 19087

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
                                                                            Monroeville, PA 15146

Independent Accountants                                                     Ralph E. Davis Associates, Inc.
                                                                            1717 St. James Place, Suite 460
KPMG LLP                                                                    Houston, Texas  77056
700 Louisiana
Houston, Texas 77002

Registrar and Transfer Agent

American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, New York 10005