Form 10-Q
period 2001-12-31
CASTLE ENERGY CORP
filed 2002-02-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2001
                               ---------------------------------------------------------------

                                       or


/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period ended
                               ---------------------------------------------------------------

                              Commission file number: 0-10990
                                                    ---------


                                 CASTLE ENERGY CORPORATION
----------------------------------------------------------------------------------------------
                      (Exact Name of Registrant as Specified in its Charter)


         Delaware                                         76-0035225
----------------------------------------------------------------------------------------------
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania     19087
-----------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                            (Zip Code)


Registrant's Telephone Number, Including Area Code                (610) 995-9400
                                                    -------------------------------------------


-----------------------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes_X_ No___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value, outstanding as of February 6, 2002.

                            CASTLE ENERGY CORPORATION

                                                        INDEX

                                                                                                       Page #
Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - December 31, 2001 (Unaudited) and
                     September 30, 2001............................................................        2

                     Consolidated Statements of Operations - Three Months Ended December 31,
                     2001 and 2000 (Unaudited)......................................................       3

                     Condensed Consolidated Statements of Cash Flows - Three Months Ended
                     December 31, 2001 and 2000 (Unaudited).........................................       4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2001 and Three Months Ended
                     December 31, 2001 (Unaudited)...................................................      5

                     Notes to the Consolidated Financial Statements (Unaudited)......................      6

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations....................................................................    12

             Item 3. Qualitative and Quantitative Disclosures About Market Risk.......................    17

Part II.     Other Information

             Item 1. Legal Proceedings................................................................    18

             Item 6. Exhibits and Reports on Form 8-K.................................................    18

Signature    .........................................................................................    19




    The accompanying notes are an integral part of these financial statements

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000's" Omitted Except Share Amounts)


                                                                                        December 31,        September 30,
                                                                                            2001                2001
                                                                                            ----                ----
                                                                                         (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents...................................................            $  3,989            $  5,844
    Restricted cash.............................................................                 217                 370
    Accounts receivable.........................................................               2,426               2,787
    Marketable securities.......................................................               6,599               6,722
    Prepaid expenses and other current assets...................................                 342                 277
    Estimated realizable value of discontinued net refining assets..............                 612                 612
    Deferred income taxes.......................................................               2,025               1,879
                                                                                            --------            --------
      Total current assets......................................................              16,210              18,491
Property, plant and equipment, net:
    Natural gas transmission....................................................                  50                  51
    Furniture, fixtures and equipment...........................................                 196                 222
    Oil and gas properties, net (full cost method):
      Proved properties.........................................................              38,864              39,843
      Unproved properties not being amortized...................................                 233                 110
    Investment in Networked Energy LLC..........................................                 367                 401
                                                                                            --------            --------
      Total assets..............................................................            $ 55,920            $ 59,118
                                                                                            ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable............................................................           $     331          $      331
    Accounts payable............................................................               1,146               3,543
    Accrued expenses............................................................                 221                 292
    Accrued taxes on appreciation of marketable securities......................                 856                 900
    Net refining liabilities retained...........................................               3,016               3,016
                                                                                            --------            --------
      Total current liabilities.................................................               5,570               8,082
Long-term liabilities...........................................................                   9                   9
                                                                                            --------            --------
      Total liabilities.........................................................               5,579               8,091
                                                                                            --------            --------
Commitments and contingencies...................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00;
      10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at December 31, 2001 and September 30,
      2001......................................................................               5,752               5,752
    Additional paid-in capital..................................................              67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.......................................               1,521               1,600
    Retained earnings...........................................................              42,209              42,816
                                                                                            --------            --------
                                                                                             116,847             117,533
    Treasury stock at cost - 4,871,020 shares at December 31, 2001 and
      September 30, 2001........................................................             (66,506)            (66,506)
                                                                                            --------            --------
      Total stockholders' equity................................................              50,341              51,027
                                                                                            --------            --------
      Total liabilities and stockholders' equity................................            $ 55,920            $ 59,118
                                                                                            ========            ========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                     Three Months Ended December 31,
                                                                                    ---------------------------------
                                                                                     2001                     2000
                                                                                     ----                     ----
Revenues:
    Oil and gas sales..................................................              $   3,441               $   5,394
                                                                                     ---------               ---------

Expenses:
    Oil and gas production.............................................                  1,254                   1,404
    General and administrative.........................................                  1,371                   1,758
    Depreciation, depletion and amortization...........................                  1,242                     699
                                                                                     ---------               ---------
                                                                                         3,867                   3,861
                                                                                     ---------               ---------

Operating income (loss)................................................                   (426)                  1,533
                                                                                     ---------               ---------
Other income (expense):
    Interest income....................................................                     33                     212
    Other income.......................................................                      1                       6
    Equity in loss of Networked Energy LLC.............................                    (34)                    (16)
                                                                                     ---------               ---------
                                                                                             0                     202
                                                                                     ---------               ---------

Income (loss) before provision for income taxes........................                   (426)                  1,735
                                                                                     ---------               ---------
Provision for (benefit of) income taxes:
    State..............................................................                     (4)                     17
    Federal............................................................                   (150)                    608
                                                                                     ---------               ---------
                                                                                          (154)                    625
                                                                                     ---------               ---------
Net income (loss)......................................................              ($    272)              $   1,110
                                                                                     =========               =========
Net income (loss) per share:
    Basic..............................................................              ($    .04)              $     .17
                                                                                     =========               =========
    Diluted............................................................              ($    .04)              $     .16
                                                                                     =========               =========
Weighted average number of common and potential dilutive common shares outstanding:
    Basic..............................................................              6,632,884               6,680,404
                                                                                     =========               =========
    Diluted............................................................              6,753,630               6,899,633
                                                                                     =========               =========





    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                       Three Months Ended December 31,
                                                                                      ---------------------------------
                                                                                         2001                   2000
                                                                                         ----                   ----
Net cash flow provided by (used in) operating activities.................               ($1,165)               $ 1,809
                                                                                        -------                -------
Cash flows from investing activities:
       Sale of oil and gas properties....................................                                           40
       Investment in oil and gas properties..............................                  (358)                (1,144)
       Investment in furniture, fixtures and equipment...................                    (1)
                                                                                        -------                -------
         Net cash (used in) investing activities.........................                  (359)                (1,104)
                                                                                        -------                -------
Cash flows from financing activities:
       Dividends paid to stockholders....................................                  (331)                  (333)
       Acquisition of treasury stock.....................................                                         (300)
                                                                                        -------                -------
         Net cash (used in) financing activities.........................                  (331)                  (633)
                                                                                        -------                -------
Net increase (decrease) in cash and cash equivalents.....................                (1,855)                    72
Cash and cash equivalents - beginning of period..........................                 5,844                 11,525
                                                                                        -------                -------
Cash and cash equivalents - end of period................................                $3,989                $11,597
                                                                                        =======                =======





    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("$000's" Omitted Except Share Amounts)



                                    Year Ended September 30, 2001 and Three Months Ended December 31, 2001 (Unaudited)
                                    ----------------------------------------------------------------------------------
                                                                                              Accumulated
                                              Common Stock       Additional                      Other
                                           -------------------    Paid-In    Comprehensive   Comprehensive
                                           Shares      Amount     Capital        Income          Income
                                           ------      ------    ----------- --------------  -------------
Balance - October 1, 2000...............  11,503,904   $5,752        $67,365                     $4,671
Stock acquired..........................
Dividends declared ($.05 per
  share)................................
Comprehensive income:
  Net income............................                                          $1,716
  Other comprehensive income:
     Unrealized (loss) on marketable
      securities, net of tax............                                          (3,071)        (3,071)
                                                                                  ------
                                                                                 ($1,355)
                                           ----------  ------        -------      ======         ------
Balance - September 30, 2001............   11,503,904   5,752         67,365                      1,600
Dividends declared ($.05 per share).....
Dividend adjustment.....................
Comprehensive income (loss):                                                     ($  272)
  Net income (loss).....................
  Other comprehensive income (loss).....
     Unrealized (loss) on marketable
      securities, net of tax............                                             (79)           (79)
                                                                                  ------
                                                                                 ($  351)
                                           ----------  ------        -------      ======         ------
Balance - December 31, 2001.............   11,503,904  $5,752        $67,365                     $1,521
                                           ==========  ======        =======                     ======

[RESTUBBED TABLE]



                                              Retained          Treasury Stock
                                              Earnings       ---------------------
                                              (Deficit)      Shares        Amount     Total
                                              ---------      ------      ---------   -------
Balance - October 1, 2000...............       $42,422      4,791,020    ($65,934)   $54,276
Stock acquired..........................                       80,000        (572)      (572)
Dividends declared ($.05 per
  share)................................        (1,322)                               (1,322)
Comprehensive income:
  Net income............................         1,716                                 1,716
  Other comprehensive income:
     Unrealized (loss) on marketable
      securities, net of tax............                                              (3,071)

                                               -------      ---------    ---------   -------
Balance - September 30, 2001............        42,816      4,871,020      (66,506)   51,027
Dividends declared ($.05 per share).....          (331)                                 (331)
Dividend adjustment.....................            (4)                                   (4)
Comprehensive income (loss):                      (272)                                 (272)
  Net income (loss).....................
  Other comprehensive income (loss).....
     Unrealized (loss) on marketable
      securities, net of tax............                                                 (79)

                                               -------      ---------    ---------   -------
Balance - December 31, 2001.............       $42,209      4,871,020     ($66,506)  $50,341
                                               =======      =========    =========   =======





    The accompanying notes are an integral part of these financial statements

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                    ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 2001 and 2000 and for a fair statement of financial position at December 31, 2001.

Note 2 - September 30, 2001 Balance Sheet
-----------------------------------------

         The amounts presented in the balance sheet as of September 30, 2001 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 3 - Discontinued Operations
--------------------------------

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser of the refining assets sold by Powerine and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for over six years and are inactive and in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations.

Note 4 - Contingencies/Litigation
---------------------------------

        Contingent Environmental Liabilities

        In December 1995, Indian Refining I Limited Partnership ("IRLP"), an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western recently filed a Plan of Liquidation. American Western anticipated that the Plan of Liquidation would be confirmed in January 2002 but confirmation has been delayed because of legal challenges by Chevron/Texaco, the parent of Texaco Refining and Marketing ("Texaco"), the operator of the Indian Refinery for over 50 years.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

        In October 1998, the EPA named the Company and two of its inactive refining subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco. A subsidiary of Texaco had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

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

        In September 1995, Powerine sold the Powerine Refinery to Kenyen Resources ("Kenyen"), an unaffiliated party. In January 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated party, and EMC assumed all environmental liabilities. In August 1998, EMC sold the Powerine Refinery to a third party, which, we are informed, is seeking to sell the Powerine Refinery plant.

        In July of 1996, the Company was named a defendant in a class action lawsuit concerning emissions from the Powerine Refinery. In April of 1997, the court granted the Company's motion to quash the plaintiff's summons based upon lack of jurisdiction and the Company is no longer involved in the case.

        Although any environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean-up costs for this refinery are at least $80,000-$150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000-$150,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

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

        Litigation

           Long Trusts Lawsuit

            In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to Union Pacific Resources Corporation ("UPRC") in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interests billings plus interest, attorneys' fees and court costs.

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

            Special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's $40,000 line of credit with that lender.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
              ("$000's" Omitted Except Share and Per Unit Amounts)
                                   (Unaudited)


            Pilgreen Litigation

            As part of the oil and gas properties acquired from AmBrit Energy Corp. ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Pilgreen #2ST gas well. Because of title disputes, AmBrit and other interest owners had previously filed claims against the operator of the Pilgreen well, and CECI acquired post January 1, 1999 rights in that litigation. Although revenue attributed to the ORRI has been suspended by the operator since first production, because of recent related appellate decisions and settlement negotiations, the Company believes that revenue attributable to CECI's ORRI should be released to CECI in the near future, although another working interest owner has recently raised a question as to the manner in which the ORRI should be calculated. As of December 31, 2001, approximately $466 attributable to CECI's share of the ORRI revenue in the Pilgreen #25T well and related leasehold was suspended, including revenue attributable to an additional well drilled on the lease. The Company's policy is to recognize the suspended revenue only when and if it is received.

Note 5 - New Accounting Pronouncements
--------------------------------------

        Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. SFAS 133 and SFAS 138 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether such instrument has been designated and qualifies as part of a hedging relationship and, if so, depends on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (not included in earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted SFAS No. 133 and SFAS No. 138 effective October 1, 2000. The Company ceased hedging its oil and gas production in July 2000. At December 31, 2001 and September 30, 2001, the Company had no freestanding derivative instruments in place and had no embedded derivative instruments. As a result, the Company's adoption of SFAS No. 133 and SFAS No. 138 had no impact on its results of operations or financial condition.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company will adopt SFAS 143 effective October 1, 2002. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company will adopt SFAS No. 144 effective October 1, 2002. At this time the Company is unable to determine what the future impact of adopting this statement will have on its financial position or results of operations.

Note 6 - Information Concerning Reportable Segments
---------------------------------------------------

        For the periods ended December 31, 2001 and 2000, the Company operated in only one segment of the energy industry, oil and gas exploration and production. Until May 31, 1999, the Company also operated in the natural gas marketing segment of the energy industry.

Note 7 - Sale of Domestic Exploration and Production Assets
-----------------------------------------------------------

        On January 15, 2002, the Company entered into an agreement to sell its domestic oil and gas properties to Delta Petroleum Company, a public exploration and production company headquartered in Denver, Colorado ("Delta"). The purchase price is $20,000 plus 9,566,000 shares of Delta's common stock, which would result in the Company owning approximately 43% of Delta. The effective date of the sale is October 1, 2001 and closing is expected by April 30, 2002. It is possible that closing could be postponed because closing is subject to approval of Delta's shareholders, a process requiring regulatory approval. Pursuant to the terms of the purchase and sale agreement, the cash portion of the purchase price will be reduced by the cash flow from the properties between the effective date and the closing date. Each party is subject to penalties for failure to close the transaction. In addition, Delta may repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing and Delta agreed to nominate three directors selected by the Company to Delta's Board of Directors which is currently comprised of four directors. The agreement also includes a provision whereby Delta may pay a portion of the cash purchase price with a 270 day note bearing interest of 8% if Delta is unable to fund the entire cash portion of the purchase price. The note plus accrued interest is payable in cash or Delta's common stock (at $3.00/share) at Delta's option. Although the Company anticipates that Delta will be deemed the acquirer for accounting purposes, there is a remote possibility that the Company could be construed as the acquirer if sufficient additional shares of Delta's common stock were issued to the Company. If this occurs, the Company will account for the transaction as an acquisition of Delta using the purchase method and will include the financial results of Delta in its consolidated financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

        The Company currently expects that the proceeds on the sale will exceed the current carrying value of the oil and gas properties to be sold. Any resultant gain recorded by the Company upon sale will be dependent to a large extent upon the market price of Delta's common stock at the time the transaction closes and the nature of the proceeds received. Given the volatility of oil and gas prices and other factors, there can be no assurance that the transaction will close as planned or that the Company will recognize a gain on the transaction in its financial statements. Portions of any gain recorded will be deferred due to the Company's indirect retention of interest in the properties sold as a result of its ownership interest in Delta after the sale. After the sale the Company expects to hold 43% of Delta's outstanding stock which will be recorded on the equity method. Under this method the Company records its share of Delta's income or loss with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as a reduction in the carrying value of the Company's investment. If at any time prior to the completion of the sale the Company estimates that it would record a loss on disposition, the loss would be recorded when estimated in accordance with SFAS No. 121.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     ("$000's" Omitted Except Share Amounts)

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

        Exploration and Production

        Key exploration and production data for the quarters ended December 31, 2001 and 2000 are as follows:

                                                                                       Three Months Ended December 31,
                                                                                       -------------------------------
                                                                                          2001                  2000
                                                                                          ----                  ----
         Production Volumes:
         ------------------
                Barrels of crude oil (net)...............................                 69,315                67,798
                Mcf (thousand cubic feet) of natural gas (net)...........                857,043               751,064
                Mcf equivalents (mcfe) (net) *...........................              1,272,933             1,157,852

         Oil/Gas Prices:
         --------------
                Crude Oil/Barrel:                                                         $20.47                $29.46
                ----------------                                                          ======                ======

                Natural Gas/Mcf:                                                         $  2.36                $ 4.52
                ---------------                                                          =======                ======

                Oil and Gas Production Expenses/Mcf Equivalent...........               $    .99               $  1.21
                ----------------------------------------------                          ========               =======

         ----------
         * Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

         Oil and gas sales decreased $2,490 from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 due to a decrease in oil and gas prices. The average price per equivalent mcfe decreased from $4.66/mcfe for the quarter ended December 31, 2000 to $2.70/mcfe for the quarter ended December 31, 2001. The decline in the price received for natural gas was especially precipitous. For the quarter ended December 31, 2000, the average price recorded per mcf of natural gas was $4.52 versus only $2.36 per mcf for the quarter ended December 31, 2001. Since the Company has not hedged its oil and gas production, the Company's oil and gas sales can be expected to increase or decrease roughly parallel with increases and decreases in oil and gas prices. Although most reputable industry experts are predicting only a modest increase in average oil and gas prices over the next two or three years, such prices have proved to be extremely volatile in the past. Changes in weather, the economy, international politics and worldwide political and other factors could cause similar volatility in oil and gas prices in the future.

         Oil and gas sales increased $537 as a result of increases in oil and gas production. From the quarter ended December 31, 2000 to the quarter ended December 31, 2001 oil production increased 1,517 barrels (approximately 16 barrels a day) and natural gas production increased 105,979 mcf (approximate1y, 1,152 mcf/day). The increase in production is primarily due to production from the acquisition of interests in twenty-one East Texas oil and gas wells on April 30, 2001, recent recompletions and reworks on existing wells in which the Company owns an interest as well as several successful new wells in which the Company participated during the last six months. Such increases in production more than offset the natural depletion of the Company's remaining wells.

         As a result of the $2,490 decrease due to oil and gas prices and the $537 increase due to oil and gas production, there was a net decrease of $1,953 or 36.2% in oil and gas sales from the quarter ended December 31, 2000 to the quarter ended December 31, 2001.

         Oil and gas production expenses decreased $150 or 10.7% from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. For the quarter ended December 31, 2001, such expenses were $.99 per equivalent mcf of production versus $1.21 per equivalent mcf of production for the quarter ended December 31, 2000. The decrease is primarily attributable to a higher amount of nonrecurring repairs and maintenance incurred during the quarter ended December 31, 2000 than during the quarter ended December 31, 2001. Such expenses are typically not incurred ratably throughout the year but are incurred when and if certain wells require repair and maintenance. As a result, such comparisons are more appropriate on an annual or a multi-year basis than on a quarterly basis.

         As noted above, the net cash flow (oil and gas sales less oil and gas production expenses) from the Company's oil and gas properties from October 1, 2001 to the expected closing of the Delta transaction will reduce the cash portion of the purchase price the Company expects to receive from the sale of its domestic oil and gas properties. Accordingly, the net cash flow for the quarter ended December 31, 2001 of $2,187, subject to some minor adjustments, will ultimately accrue to Delta's account rather than to the Company's account if the sale to Delta is ultimately consummated as planned.

         General and administrative expenses decreased $387 or 22% from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. The decrease was primarily attributable to decreased legal expenses and $181 of non-recurring costs related to the Company's previous effort to sell its oil and gas properties that terminated in December 2000 without a sale.

         Depreciation, depletion and amortization increased $543 or 77.7% from the first quarter of fiscal 2001 to the fiscal quarter of fiscal 2002. This net increase consists of a decrease of $15 in depreciation of equipment and furniture and fixtures and a $558 increase in depletion of oil and gas properties. The increase in depletion is primarily attributable to an increase in the depletion rate. For the quarter ended December 31, 2001, the depletion rate was $.95 per mcfe versus $.57 per mcfe for the quarter ended December 31, 2000. The increase in depletion rates is indirectly attributable to the significant decreases in oil and gas prices that occurred between the two periods being compared. As a result of lower oil and gas prices at December 31, 2001, the Company's economic oil and gas reserves decreased significantly and the resultant cost per mcfe and depletion rate per mcfe increased significantly.

         Although the Company recorded no impairment provision for its domestic oil and gas properties for either of the quarters ended December 31, 2000 or December 31, 2001, it is possible that the Company could be required to record such an impairment provision at March 31, 2002 or thereafter if oil and gas prices decline. Under the full cost method of accounting for oil and gas properties, net capitalized costs, less related deferred taxes, in excess of the present value of net future cash inflows from proved reserves, tax effected and discounted at 10%, are charged to current expense. Since December 31, 2001, oil and gas prices have decreased significantly and as a result the present value of future cash flows has also decreased. It is thus possible that an impairment provision could be required in the future, although none was required at either December 31, 2000 or December 31, 2001.

         Interest income decreased $179 from the first quarter of fiscal 2001 to the first quarter of fiscal 2002. The decrease was caused by a decrease in invested cash and a decrease in the rate of interest earned on such invested cash.

         The tax benefit for the three months ended December 31, 2001 relates to the tax loss the Company expects to recognize during this period and was provided at an effective tax rate of 36%. Such tax loss was estimated as part of the overall taxable gain the Company expects to recognize when it sells its domestic oil and gas assets to Delta (see Note 7 to the consolidated financial statements) and for which the Company recorded a deferred tax asset (net of a valuation allowance) at September 30, 2001. If the sale to Delta does not close as anticipated and oil and gas prices do not significantly improve, the Company expects it will increase the valuation allowance applicable to its gross deferred tax asset.

       The tax provision for the quarter ended December 31, 2000 represents the utilization of a net deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company reevaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards.

       Since November of 1996, the Company has reacquired 4,871,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

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

       During the three months ended December 31, 2001, the Company used $1,165 of cash in operating activities. During the same period the Company invested $358 in oil and gas properties. In addition, it paid $331 in stockholder dividends. At December 31, 2001, the Company had $3,989 of unrestricted cash, $10,640 of working capital and no long-term debt.

       Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries may remain liable for contingent environmental liabilities (see Note 4 to the consolidated financial statements included in Item 1 of this Form 10-Q).

       As noted in Note 7 to the Consolidated Financial Statements, the Company entered into a definitive agreement to sell all of its domestic oil and gas properties to Delta. Closing is expected by April 30, 2002 (see below). Assuming closing occurs when expected, the Company anticipates the following expenditures for investing and financing activities from January 1, 2002 to April 30, 2002:



         Additional investment in Networked Energy LLC
           ("Networked")...............................       $  500
         Estimated drilling costs for participation in
           wildcat well in the Black Sea (excludes
           completion costs)...........................        1,000
         Dividends to shareholders.....................          662
         Recompletions and reworks on existing wells...          250
                                                              ------
                                                              $2,412
                                                              ======

        As a result of current low oil and gas prices and the Company's recurring general and administrative expense burden, the Company may not be able to fund these planned expenditures from operating cash flow. If such is the case, the Company's directors may decide to cease declaring and paying dividends to stockholders. In addition, the Company could decide to defer or simply not make further investment in Networked and/or to sell or farm out its interest in the wildcat well expected to be drilled in the Black Sea. The Company also owns 1,343,600 shares of the common stock of Penn Octane Corporation ("Penn Octane") and 382,289 shares of common stock of Delta, both of which are public companies traded on the Nasdaq exchange. Although the Company could sell a portion of its holdings in these companies, if needed, both Penn Octane and Delta are thinly capitalized and their stocks are not widely traded. Therefore, the Company could have to sell its shares in these companies at a significant discount if it liquidates more than a minimal portion of its holdings.

        Although closing of the Delta transaction is anticipated by April 30, 2002, it is possible that closing could be postponed because closing is subject to approval of Delta's shareholders, a process requiring regulatory approval (see Note 7 to the Consolidated Financial Statements). If closing were delayed beyond April 30, 2002, the Company would still have available the potential sources of cash listed above, but the Company's cash requirements could increase if oil and gas prices decrease during the period of delay.

        The Company's liquidity and capital resources after April 30, 2002 or any subsequent closing date for the Delta transaction depend upon whether the Delta transaction actually closes. As noted above, both the Company and Delta are subject to significant penalties for failure to close the planned transaction under circumstances set forth in the definitive agreement between the parties. If Delta fails to close under certain circumstances, Delta could be required to issue to the Company 700,000 to 1,400,000 shares of Delta's common stock as a penalty. Conversely, if the Company fails to close under certain circumstances, the Company could be required to issue to Delta 700,000 shares of the Company's common stock as a penalty. Despite these penalties either the Company or Delta could decide not to close based upon changing oil and gas prices, a reappraisal of the oil and gas properties being sold or retained, litigation or other factors. In addition, Delta may fail to close because its shareholders do not approve the transaction. As a result of the foregoing, closing of the Delta transaction is not inevitable.

        If closing occurs, the Company would expect to receive net cash proceeds of approximately $15,000-$15,500 (assuming an April 30, 2002 closing) in addition to 9,566,000 shares of Delta's common stock. (Such stock would be restricted but the Company has the right to cause Delta to file a registration statement with respect to such shares 30 days after receipt of the shares by the Company.) Such estimated proceeds represent the $20,000 cash portion of the sales price to Delta effective October 1, 2001 less the estimated cash flow applicable to the properties being sold from October 1, 2001, the effective date, to closing. Obviously, if closing is accelerated or delayed or oil and gas prices or production costs change significantly before closing, the estimated cash flows will differ from the Company's estimate. In addition, as noted above, if Delta pays a portion of the proceeds with a note, the cash proceeds received by the Company at closing will be less.

        The Company's use of the cash and Delta stock proceeds to be received would, in turn, depend upon whether the Company's directors decide to liquidate or continue the business of the Company. In its Form 10-K for the year ended September 30, 2001, the Company discussed several factors favoring liquidation including the increasing regulatory and other costs of being a public company as well as the difficulty in achieving a critical mass over which to apply the Company's general and administrative expense burden. As a result of recent concerns over public company reporting, the Company's management expects regulatory burdens and costs will probably increase and could increase geometrically. In addition, other recent factors favoring liquidation include increased insurance costs (resulting primarily from the events of September 11, 2001) and the continued low prices currently being received for oil and gas production. The Company's directors are currently evaluating alternatives for the Company assuming closing does occur. Recommendation of any plan of liquidation, however, would depend upon the financial and legal situation of the Company when such a decision is made, the estimated income tax consequences to the Company and other factors. A decision to liquidate would be subject to approval by the Company's stockholders.

        If, on the other hand, the Delta transaction closes and the Company decides not to liquidate, the Company would own approximately 43% of Delta and would expect to receive approximately $15,000-$15,500 of cash proceeds at closing (although a portion of such cash proceeds may be paid through a note, as discussed above). In such case, the Company would also have to replace the letter of credit related to the Long Trusts lawsuit, as described in Note 4 to the Consolidated Financial Statements. At that point the Company could seek acquisitions in the energy industry but would probably have to liquidate some or a portion of its holdings of Delta common stock to make a significant acquisition in excess of $15,000 since the Company would then have no collateral to support a loan from its lender. Although many analysts believe it may be possible to acquire oil and gas properties at favorable prices at the present time or in the near future due to low oil and gas prices, there can be no assurance that such will be the case. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario.

        If the Delta transaction does not close as planned and the Company's directors decide to continue operations, the Company may decide to undertake new drilling activities and would also expect to have available its $40,000 line of credit from its energy lender. Such line is currently unused except for the $3,886 letter of credit provided for the bond related to the Long Trusts' litigation (see Note 4 to the Consolidated Financial Statements). The Company estimates that it would be able to draw at least $10,000 based upon its current reserves and current oil and gas pricing, in addition to the $3,886 letter of credit already outstanding, but there can be no assurance that such would be the case.

        If the Company ends up continuing current exploration and production operations (either because the Delta transaction did not close or the Delta transaction closed but the Company decided not to liquidate) the Company would continue to be subject to the following risk factors:

        a. Contingent environmental liabilities (see Note 4 to the Consolidated Financial Statements).

        b. Reserve price risk - the effect of price changes on the Company's unhedged oil and gas production.

        c. Exploration and development reserve risk - the effect of not finding the oil and gas reserves sought during new drilling.

        d. Reserve risk - the effect of differences between estimated and actual reserves and production for existing wells (see below).

        e. Public market for Company's stock - the small trading volumes in the Company's stock may create liquidation problems for large investors in the Company.

        f. Foreign operation risks - the possibility that the Company's costs to participate in the drilling of and, if successful, production from the wildcat well planned for the Black Sea will significantly exceed those estimated by the Company due to foreign political, operating and insurance risks.

        g. Other risks including general business risks, insurance claims against the Company in excess of insurance recoveries, tax liabilities resulting from tax audits, drilling risks and litigation risk. (See Note 4 to the Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES:

        Full Cost Method of Accounting for Oil and Gas Properties

        The Company accounts for its oil and gas properties using the full cost method. Under this method, the Company is required to record a permanent impairment provision if the net book value of its oil and gas properties less related deferred taxes exceeds a ceiling value equal to the present value of future cash inflows from proved reserves, tax effected and discounted at 10%. The ceiling test is computed at the end of each quarter. The oil and gas prices used in calculating such future cash inflows are based upon the market price on the last day of the accounting period. Due to the volatility of oil and gas prices, the oil and gas prices used in the ceiling computation have significantly differed from the actual prices the Company ultimately receives for its production. If the market prices on the last day of the Company's quarterly reporting period are low, it is possible that the Company will be required to record an impairment provision related to its oil and gas properties. If such market prices subsequently increase, the Company would not reverse any impairment provisions previously recorded. Instead, the Company would record lower depletion expense in the future since any prior ceiling impairment provisions would have reduced the net book value of the Company's oil and gas properties and would thus reduce the depletion cost per mcfe of natural produced thereafter.

        The Company's oil and gas properties' book valuation is also subject to reserve risk - the effect of differences between estimated and actual reserves and production from existing wells.

        Discontinued Refining Operations

        At December 31, 2001, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612, resulting in a net recorded liability of $2,404. As noted in Note 4 to the Consolidated Financial Statements, Texaco has made a claim against the Company for future environmental costs that have been estimated at $80,000-$150,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that Texaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company's liabilities related to Texaco's claims or other environmental liabilities are probable and exceed $2,404. As noted above, if such probable liabilities exceeded the value of the Company's assets, the Company would not have the financial capability to pay such liabilities.

        Valuation of Certain Marketable Equity Securities

        The Company currently classifies its investment securities as available-for-sale securities. Pursuant to SFAS No. 115 such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115 a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

        The Company currently owns 382,289 shares of the common stock of Delta and expects to receive 9,566,000 additional shares of Delta's common stock when and if the Delta transaction closes. The Company's per share cost for the 382,289 Delta shares currently owned is approximately $5.06/share. Pursuant to current generally accepted accounting principles, the Company may be required to write down its current investment in Delta stock to the current market value of such stock as a charge to operations if such market value remains lower than the Company's cost for a period of 6-9 consecutive months. As of December 31, 2001, the market value per share of Delta's common stock had been less than the Company's cost per share for a period of approximately five to six months. Although any market write downs are charged to operations, any subsequent increases in the market value after a market write down are recorded as a component of other comprehensive income - not a component of current operations. The same accounting principles would also apply to the 9,566,000 shares of Delta's common stock the Company expects to receive from the Delta transaction.

        Valuation Allowance for Deferred Income Tax Asset

        At December 31, 2001, the Company has recorded a valuation allowance offsetting its gross deferred tax asset based upon the tax carryforwards it expects to realize from the Delta transaction. If the Delta transaction does not close as planned, it is probable that the Company will increase its valuation allowance (and thereby decrease its net deferred tax asset and net income) based upon its expected future taxable income. Such future expected taxable income would, in turn, depend upon many factors - especially future oil and gas prices and projected production. If the Delta transaction closes as planned, the future taxable income expected by the Company will depend, to a large degree, upon the valuation of the Delta stock to be received at closing and the valuation allowance can be expected to increase or decrease based upon the value of the actual consideration received at closing. Such value may differ from that estimated by the Company.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2001. Also see Note 4 to the December 31, 2001 financial statements included in
Part I.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:
               Exhibit 10.144 -  Purchase and Sale Agreement between Castle
                                 Energy Corporation and Delta Petroleum Company,
                                 executed January 15, 2002
               Exhibit 11.1 -    Statement re: Computation of Earnings Per Share

        (B) Reports on Form 8-K: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date:      February 13, 2002            CASTLE ENERGY CORPORATION
              -------------------------



                                                /s/ Richard E. Staedtler
                                                -------------------------------
                                                Richard E. Staedtler
                                                Chief Financial Officer
                                                Chief Accounting Officer