Form 10-K/A
period 2001-09-30
CASTLE ENERGY CORP
filed 2002-04-23
CIK 709355

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                Amendment No. 1

                                       to

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

    One Radnor Corporate Center
   Suite 250, 100 Matsonford Road
        Radnor, Pennsylvania
  (Address of principal executive                                   19087
              offices)                                            (Zip Code)


                 Registrant's telephone number: (610) 995-9400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

               Common Stock -- $.50 par value and related Rights

                              --------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

    As of December 14, 2001, there were 6,632,884 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $29,637,835 (5,049,035 shares at $5.87 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the 2002 Annual Meeting of
Stockholders are incorporated by reference in Items 10, 11, 12 and 13.
===============================================================================

                           CASTLE ENERGY CORPORATION
                                 2001 FORM 10-K
                               TABLE OF CONTENTS


Item                                                                                                              Page
----                                                                                                              ----
                                                               PART I
                                                               ------
1. and 2.    Business and Properties .............................................................................   3
       3.    Legal Proceedings ...................................................................................   8
       4.    Submission of Matters to a Vote of Security Holders .................................................  11

                                                              PART II
                                                              -------
       5.    Market for the Registrant's Common Equity and Related Stockholder Matters ...........................  12
       6.    Selected Financial Data .............................................................................  12
       7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............  14
       8.    Financial Statements and Supplementary Data .........................................................  27
       9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ................  60

                                                              PART III
                                                              --------
      10.    Directors and Executive Officers of the Registrant ..................................................  61
      11.    Executive Compensation ..............................................................................  61
      12.    Security Ownership of Certain Beneficial Owners and Management ......................................  61
      13.    Certain Relationships and Related Transactions ......................................................  61

                                                               PART IV
                                                               -------
      14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....................................  62

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

    In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500,000 because the type of energy services Networked provides appears to be a potential growth market with significant upside potential. Network is a private company engaged in the planning, installation and operation of natural gas fueled energy generating facilities that supply power, heating and cooling services directly to retail customers with significant energy consumption to reduce their energy costs - especially during peak usage periods. Although Networked is not in the exploration and production business, it is in a line of the energy business related to that of the Company as the prime fuel for the generators it installs is natural gas.

    On December 11, 2001, the Company entered into a letter of intent to sell all of its domestic oil and gas assets to Delta Petroleum Company ("Delta") for $20,000,000 cash and 9,566,000 shares of common stock of Delta, which during calendar 2002 has closed between $3.35 and $4.48 per share as of March 22, 2002. The effective date of the sale is October 1, 2001 and the expected closing date is April 30, 2002 or later. The sale is subject to execution of a definitive purchase and sale agreement by both parties, approval of the transaction by the boards of directors of the Company and Delta and approval by Delta's shareholders of the issuance of the Delta shares to Castle.

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

    In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation ("Costilla"), a public oil and gas exploration and production company, by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five wildcat wells in Romania. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company has not been able to obtain a sufficiently high gas price to justify future production and has elected at the present time not to undertake an offset drilling program in the acreage surrounding the fifth well. The Company has agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002. Specific risks for oil and gas exploration in Romania include the lack of availability of certain types of drilling rigs, language difficulties in negotiating drilling contracts, the difficulty ascertaining the environmental regulations governing drilling in the Black Sea, different drilling procedures and methods used by foreign drilling contractors, difficulties in obtaining high quality drilling supplies and parts, cement and fluids, the possibility of retroactive tax assessment or other levies by foreign governments, governmental and regulatory procedures with which the Company is not familiar and the risk of political interference in drilling activities.

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

Net MCF(1) of gas:
    Proved developed ..............................................   26,480,000
    Proved undeveloped ............................................    4,212,000
                                                                      ----------
    Total .........................................................   30,692,000
                                                                      ==========
Net barrels of oil:
    Proved developed ..............................................    1,890,000
    Proved undeveloped ............................................    1,119,000
                                                                      ----------
    Total .........................................................    3,009,000
                                                                      ==========

---------------

        (1) Thousand cubic feet

Oil and Gas Production

    The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2001, including production from acquired properties since the date of acquisition.

                                                Fiscal Year Ended September 30,
                                              ----------------------------------
                                                 2001        2000         1999
                                                 ----        ----         ----
    Oil - Bbls (barrels) ..................     262,000      279,000     124,000
    Gas - MCF .............................   3,083,000    3,547,000   1,971,000


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


                                                           Fiscal Year Ended
                                                             September 30,
                                                       -------------------------
                                                        2001      2000     1999
                                                        ----      ----     ----
    Average Sales Price per Barrel of Oil ............ $27.39    $27.94   $18.36
    Average Sales Price per MCF of Gas ............... $ 4.53    $ 2.87   $ 2.25
    Average Production Cost per Equivalent MCF(1) .... $ 1.59    $ 1.19   $  .70

---------------

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

                                                                     As of
                                                              September 30, 2001
                                                              ------------------
                                                              Gross(2)    Net(3)
                                                              --------   -------
    Productive Wells:(1)
    Gas Wells .............................................        521       203
    Oil Wells .............................................        103        49

    Acreage:
    Developed Acreage .....................................    129,517    31,351
    Undeveloped Acreage ...................................     85,686    29,678

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


                                                                  Fiscal Year Ended September 30,
                                 --------------------------------------------------------------------------------------------------
                                                 2001                                     2000                           1999
                                 -------------------------------------    -------------------------------------    ----------------
                                  United States           Romania           United States          Romania          United States
                                 ----------------    -----------------    -----------------    ----------------    ----------------
                                Productive    Dry   Productive    Dry    Productive    Dry    Productive    Dry    Productive   Dry
                                ----------    ---   ----------    ---    ----------    ---    ----------    ---    ----------   ---
Developmental:
Gross .......................       17          4       --         --          9                  --         --         5         3
Net .........................        4        1.3       --         --        4.5                  --         --       2.3       1.2
Exploratory:
Gross .......................                           --          3*         1           8      --         2         --        --
Net .........................                           --        1.5*        .5        3.75      --         1         --        --


    All wells drilled by the Company in fiscal 1999 were drilled in the United States.
---------------

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

    The Company leases certain offices as follows:

        Office Location               Function
        Radnor, PA                    Corporate Headquarters
        Blue Bell, PA                 Accounting and Land
        Mt. Pleasant, PA              Gas Production Office
        Pittsburgh, PA                Drilling and Exploration Office
        Tuscaloosa, Alabama           Oil and Gas Production Office
        Oklahoma City, Oklahoma       Legal and International Operations

    The leases governing the Company's offices include standard provisions for fixed rentals that escalate 3-4% annually over the period of the lease, reimbursement of allocated shares of utility costs (minor) and the right to sublease subject to landlord approval. The last office lease expires in April 2005. The lease commitments of the Company are set forth in Note 13 to the Consolidated Financial Statements in Item 8.

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

    The Company and its special counsel, Reed Smith LLP, believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against Texaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Texaco construes to create an indemnity, Texaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company.

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

    Although the environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean-up costs for this refinery are at least $80,000,000 - $150,000,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, Texaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If Texaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000,000 - $150,000,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

    An opinion issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), and a recent opinion by the U.S. Appeals Court for the Fifth Circuit in Aviall Services, Inc. v. Cooper Industries Inc., 263 F.3rd 134 (5th Cir. 2001) vacated and reh'g granted, 278 F.3d 416 (Dec. 19, 2001) support the Company's positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

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

    Jenkens & Gilchrist, special counsel to the Company on this matter, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries will be required to post a bond to cover the net amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal (which may take several years). The Company has included the letter of credit to support the bond, estimated at approximately $3,000,000, in its line of credit with a major energy bank. See Note 21 to the consolidated financial statements which are included in Item 8 to this Form 10-K.

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

    In April 2000, Larry Long withdrew as a named plaintiff and in September 2000, the Company and the remaining named plaintiff agreed to settle the case for a payment of $250,000 by the Company. As of December 27, 2001, the Company had paid $259,000, representing the $250,000 settlement amount plus $9,000 of interest, to the plaintiffs and their lawyers.

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

                                                                                       2001              2000             1999
                                                                                   -------------    --------------    -------------
                                                                                   High     Low     High      Low     High     Low
                                                                                   ----     ---     ----      ---     ----     ---
     First Quarter (December 31)...............................................   $7.73    $5.92   $ 9.67    $5.50    $6.46   $5.63
     Second Quarter (March 31).................................................   $6.94    $5.60   $10.56    $4.81    $5.96   $5.25
     Third Quarter (June 30)...................................................   $6.92    $5.67   $ 6.50    $4.63    $6.42   $5.00
     Fourth Quarter (September 30).............................................   $6.47    $4.21   $ 7.75    $6.25    $6.08   $5.50


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

                                                                                       For the Fiscal Year Ended September 30,
                                                                                  -------------------------------------------------
                                                                                      (in Thousands, except per share amounts)
                                                                                   2001       2000       1999      1998       1997
                                                                                   ----       ----       ----      ----       ----
     Net sales:
         Natural gas marketing and transmission...............................                         $50,067    $70,001   $64,606
         Exploration and production...........................................    $21,144   $17,959    $ 7,190    $ 2,603   $ 7,113
     Gross Margin [exclusive of depreciation and amortization]:
         Natural gas marketing and transmission
         (gas sales less gas purchases).......................................                         $19,005    $26,747   $24,640
         Exploration and production
         (oil and gas sales less production expenses).........................    $13,745   $11,765    $ 4,802    $ 1,828   $ 5,173
     Income from continuing operations........................................    $ 2,097   $ 2,778    $11,222    $15,260   $31,529
     Income from continuing operations per share
         outstanding (diluted)................................................    $   .25   $   .71    $   .99    $  1.22   $  1.55
     Dividends declared per common shares outstanding.........................    $   .20   $   .20    $   .25    $   .15   $   .10


                                                                                                     September 30,
                                                                                   ------------------------------------------------
                                                                                    2001      2000       1999      1998       1997
                                                                                    ----      ----       ----      ----       ----
     Total assets..............................................................   $59,118   $63,295    $60,796    $67,004   $82,717
     Long-term obligations.....................................................         0         0          0          0         0
     Redeemable preferred stock................................................         0         0          0          0         0
     Capital leases............................................................         0         0          0          0         0


    Share data have been retroactively restated to reflect the 200% stock dividend that was effective January 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   ("$000's" Omitted Except Per Unit Amounts)
-------------------------------------------------------------------------------

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

Fiscal 2001 vs Fiscal 2000

OIL AND GAS SALES

    Oil and gas sales increased $3,185 or 17.7% from fiscal 2000 to fiscal 2001. An analysis of the increase is as follows:

                                                                                                 Fiscal Year Ended
                                                                                                   September 30,
                                                                                                   -------------          Increase
                                                                                                 2001          2000      (Decrease)
                                                                                                 ----          ----      ----------
     Production (Net):
      Barrels of crude oil................................................................       262,000       279,000      (17,000)
      Mcf of natural gas..................................................................     3,083,000     3,547,000     (464,000)
      Equivalent net of natural gas.......................................................     4,655,000     5,221,000     (566,000)
     Oil and Gas Sales:
      Before hedging......................................................................    $   21,144    $   19,487    $   1,657
      Effect of hedging...................................................................                      (1,528)       1,528
                                                                                              ----------    ----------    ---------
      Net of hedging......................................................................    $   21,144    $   17,959    $   3,185
                                                                                              ==========    ==========    =========
     Average Price/MCFE:
      Before hedging......................................................................    $     4.54    $     3.73    $     .81
      Effect of hedging...................................................................                       (0.29)        0.29
                                                                                              ----------    ----------    ---------
      Net.................................................................................    $     4.54    $     3.44    $    1.10
                                                                                              ==========    ==========    =========
     Analysis of Increase:
      Price (5,221,000 mcfe x $.81/mcfe)..................................................                                $   4,229
      Volume (566,000 mcfe x $4.54/mcfe)..................................................                                   (2,570)
      Decrease in hedging losses..........................................................                                    1,528
      Rounding............................................................................                                       (2)
                                                                                                                          ---------
                                                                                                                          $   3,185
                                                                                                                          =========

    For the year ended September 30, 2001, the Company's net production averaged 718 barrels of crude per day and 8,447 mcfe of natural gas per day versus 764 barrels of crude oil per day and 9,718 mcf of natural gas per day for the year ended September 30, 2000.

    The decline in production volumes is primarily attributable to the depletion of the Company's oil and gas reserves and the fact that all but one of the exploratory wells drilled in fiscal 2000 and 2001 by the Company resulted in dry holes rather than production. The decline in production would have been greater by 467,000 mcfe had the Company not acquired twenty-one producing East Texas properties in April 2001 (see Items 1 and 2 above).

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

    Oil and gas production expenses increased $1,205 or 19.5% from fiscal 2000 to fiscal 2001. The increase is primarily attributable to the acquisition of twenty-one (21) producing properties in East Texas in April 2001. For the year ended September 30, 2001 oil and gas production expenses, net of non-operator reimbursements, were $1.59 per equivalent mcf sold versus $1.19 per equivalent mcf sold for the year ended September 30, 2000. The increase results primarily from two factors. When oil and gas prices increased substantially in the beginning of fiscal 2001, so did operating costs. Such operating costs, however, did not decrease or decreased less than oil and gas prices when oil and gas prices receded sharply later in the fiscal year. A second factor contributing to the increase is the fact that the average age of the Company's producing properties is increasing - especially given the unsuccessful results of the Company's exploratory drilling programs and the resultant lack of reserves added by new drilling. Mature wells typically carry a higher production expense burden than do newer wells that have not yet been significantly depleted.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

    Depreciation, depletion and amortization increased $261 on 8.1% from fiscal 2000 to fiscal 2001. The components of depreciation, depletion and amortization were as follows:

                                                                                                         Year Ended September 30,
                                                                                                      -----------------------------
                                                                                                                          Increase
                                                                                                       2001      2000    (Decrease)
                                                                                                       ----      ----    ----------
     Depreciation and amortization of furniture and fixtures and equipment........................    $  122    $  219      ($ 97)
     Depreciation, depletion and amortization of oil and gas properties...........................     3,348     2,990        358
                                                                                                      ------    ------      -----
                                                                                                      $3,470    $3,209      $ 261
                                                                                                      ======    ======      =====


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

    See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K concerning the impairment of the Company's domestic oil and gas reserves.

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

    The composition of other income (expense) for the years ended September 30, 2001 and 2000 is as follows:

                                                                    Year Ended
                                                                   September 30,
                                                                   -------------
                                                                   2001    2000
                                                                   ----    ----
     Litigation recovery (costs) ...............................           ($45)
     Miscellaneous .............................................    $42      70
                                                                    ---    ----
                                                                    $42    $ 25
                                                                    ===    ====


PROVISION FOR INCOME TAXES

    The tax provisions (benefit) for the years ended September 30, 2001 and 2000 consist of the following components:

                                                                  Year Ended
                                                                 September 30,
                                                                ---------------
                                                                2001     2000
                                                                ----     ----
     1.  Decrease in net deferred tax asset using 36%
           Federal and state blended tax rate .............    $ 808    $   948
     2.  Change in valuation allowance ....................     (431)    (3,204)
     4.  Other (primarily revisions of previous
           estimates) .....................................        4        (35)
                                                               -----    -------
                                                               $ 381    ($2,291)
                                                               =====    =======


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

Fiscal 2000 vs Fiscal 1999

OIL AND GAS SALES

    Oil and gas sales increased $11,247 or 167.6% from fiscal 1999 to fiscal 2000. An analysis of the increase is as follows:

                                                      Year Ended September 30,
                                                -------------------------------------
                                                   2000         1999        Increase
                                                   ----         ----        --------
     Production (Net):
      Barrels of crude oil..................       279,000      124,000       155,000
      Mcf of natural gas....................     3,547,000    1,971,000     1,576,000
      Equivalent net of natural gas.........     5,221,000    2,715,000     2,506,000
     Oil and Gas Sales:
      Before hedging........................    $   19,487   $    6,862    $   12,625
      Effect of hedging.....................        (1,528)        (150)       (1,378)
                                                ----------   ----------    ----------
      Net of hedging........................    $   17,959   $    6,712    $   11,247
                                                ==========   ==========    ==========
     Average Price/MCFE:
      Before hedging........................    $     3.73   $     2.53    $     1.20
      Effect of hedging.....................         (0.29)       (0.06)        (0.23)
                                                ----------   ----------    ----------
      Net...................................    $     3.44   $     2.47    $      .97
                                                ==========   ==========    ==========
     An analysis of the increase in oil and
      gas sales is as follows:
     Analysis of Increase Before Hedging:
      Price (2,715,000 mcfe x $1.20/mcfe)...                 $    3,258
      Volume (2,506,000 mcfe x $3.73/mcfe)..                      9,347
      Rounding..............................                         20
                                                             ----------
                                                             $   12,625
                                                             ==========
     Analysis of Increase After Hedging:
      Price (2,715,000 mcfe x $.97/mcfe)....                 $    2,634
      Volume (2,506,000 mcfe x $3.44/mcfe)..                      8,621
      Rounding..............................                         (8)
                                                             ----------
                                                             $   11,247
                                                             ==========


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

Oil and Gas Production Expenses

    Oil and gas production expenses increased $4,284 or 224% from fiscal 1999 to fiscal 2000. The increase is primarily attributable to the acquisition of the AmBrit Energy Corp. ("AmBrit") properties in June 1999. For the year ended September 30, 2000 oil and gas production expenses, net of non-operator reimbursements, were $1.19 per equivalent mcf sold versus only $.70 per equivalent mcf sold for the year ended September 30, 1999. The increase results primarily from two factors. The Company is not the operator for most of the wells it acquired from AmBrit and, as a result, must pay the operator of such wells monthly administrative reimbursement fees pursuant to the terms of the governing joint operating agreements. Some of these fees are substantial and the aggregate amount of such fees is much greater than that payable on the Company's non-AmBrit properties. A second factor contributing to the increase is the fact that the average age of the Company's producing properties is increasing - especially given the unsuccessful results of the Company's exploratory drilling programs. Mature wells typically carry a higher production expense burden than do newer wells that have not yet been significantly depleted.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

    Depreciation, depletion and amortization increased $1,163 or 56.8% from fiscal 1999 to fiscal 2000. The components of depreciation, depletion and amortization were as follows:

                                                           Year Ended September 30,
                                                           ------------------------
                                                           2000     1999     Increase
                                                           ----     ----     --------
     Depreciation and amortization of furniture and
      fixtures and equipment .........................    $  219   $  109     $  110
     Depreciation, depletion and amortization of oil
      and gas properties .............................     2,990    1,937      1,053
                                                          ------   ------     ------
                                                          $3,209   $2,046     $1,163
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

    See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K concerning impairment of the Company's domestic oil and gas reserves.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES

    Corporate, general and administrative expenses increased $395 or 9.6% from fiscal 1999 to fiscal 2000. The decrease is primarily attributable to decreased insurance and legal costs. The $395 decrease in corporate, general and administrative expenses was, however, offset by an increase of $1,000 in exploration and production general and administrative expenses. (See above.) A significant portion of the general and administrative expenses allocated to corporate overhead in fiscal 1999 have been allocated to exploration and production general and administrative costs in fiscal 2000 and are expected to be so allocated in the future.

OTHER INCOME (EXPENSE)

    Interest income decreased $917 or 53.9% from fiscal 1999 to fiscal 2000. The decrease is primarily attributable to a decrease in the average balance of cash outstanding during the periods being compared.

    The composition of other income (expense) for the years ended September 30, 2000 and 1999 is as follows:

                                                                         Year Ended
                                                                        September 30,
                                                                        -------------
                                                                        2000    1999
                                                                        ----    ----
     Litigation recovery (costs) ....................................   ($45)   $ 355
     Write-down of investment in Penn Octane Corporation preferred
      stock .........................................................            (423)
     Market price adjustment of investment in Penn Octane
      Corporation common stock ......................................             431
     Miscellaneous ..................................................     70      (11)
                                                                         ---    -----
                                                                         $25    $ 352
                                                                         ===    =====


PROVISION FOR INCOME TAXES

    The tax provision (benefit) for the years ended September 30, 2000 and 1999 consist of the following components:

                                                                       Year Ended
                                                                      September 30,
                                                                      -------------
                                                                      2000      1999
                                                                      ----      ----
     1.  Increase in net deferred tax asset using 36% Federal
         and state blended tax rate .............................   ($2,256)
     2.  Utilization of deferred tax asset, net of related
         valuation reserves, using 36% blended Federal and state
         tax rate ...............................................              $2,765
     3.  A tax provision of 2% on all net income in excess of
         that required to realize the net deferred tax asset.
         (This 2% rate represents alternative minimum Federal
         corporate taxes the Company must pay despite having tax
         carryforwards and credits available to offset regular
         Federal corporate tax) .................................                  71
     4.  Other (primarily revisions of previous estimates) ......       (35)      120
                                                                    -------    ------
                                                                    $ 2,291    $2,956
                                                                    =======    ======


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

    As noted previously, the Company entered into a letter of intent to sell all of its domestic oil and gas properties to Delta. Closing of the transaction is anticipated between March 31, 2002 and June 30, 2002. The Company's expected uses and sources of funds assuming this transaction closes on April 30, 2002 are as follows:

     Expected Uses of Funds
      ----------------------
     Funds to support bond for appeal of verdict in Long Trusts
      Lawsuit............................................................ $3,000
     Reduction of trade payables.........................................  1,025
     Estimated drilling costs for wildcat in Black Sea (excludes completion costs if well successful)...............................  1,000
     Dividends to shareholders...........................................    990
     Recompletions and reworks on existing wells.........................    600
                                                                          ------
                                                                          $6,615
                                                                          ======


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

    In November of 2001 the Company entered into a line of credit with an energy bank. (See Note 21 to the consolidated financial statements). The Company may draw on this line to drill new wells or acquire oil and gas properties and to provide letters of credit for certain bonding obligations. The Company may not continue to use this line of credit, however, because it has entered into a letter of intent to sell all of its oil and gas properties to Delta effective October 1, 2001.

     Expected Sources of Funds
      -------------------------
     Proceeds of sale of oil/gas properties to Delta at closing.......   $15,500
     Unrestricted cash - September 30, 2001...........................     5,844
     Letter of credit portion of credit facility......................     3,000
                                                                         -------
                                                                         $24,344
                                                                         =======


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

    If the Delta transaction does not close, the Company's expected uses and sources of funds for the period October 1, 2001 to September 30, 2002 are approximately as follows:

     Expected Uses of Funds
      ----------------------
     Developmental drilling..........................................    $ 5,286
     Funds to support bond for appeal of verdict in Long Trusts
      lawsuit........................................................      3,000
     Reduction of trade payables.....................................      1,025
     Estimated drilling costs for wildcat well in the Black Sea......      1,000
     Recompletions and reworks on existing wells.....................        600
     Dividends to shareholders.......................................      1,320
                                                                         -------
                                                                         $12,231
                                                                         =======


    As noted above, the Company may also consider additional investments in Networked and further repurchase of its shares if sufficient cash is available. In addition, the Company may consider acquisitions of other properties or exploration and production companies, as it has in the past.

    In addition, if the sale to Delta is consummated as planned, the Company expects that severance obligations will be triggered with respect to those employees who are eventually terminated as a result of the sale. At the present time the Company has severance agreements with all of its employees except its Chief Executive Officer. Such agreements generally provide for one month of severance pay for each full year of employment with the Company, with a minimum of three (3) months severance. The Company expects that most of its employees, except for 5 or 6 pumpers and production personnel, will be terminated and entitled to severance benefits in the aggregate of approximately $900 - $1,000.

     Expected Sources of Funds
      -------------------------
     Unrestricted cash - September 30, 2001...........................   $ 5,844
     Letter of credit portion of credit facility......................     3,000
     Expected minimum cash available for drilling under credit
        facility ($12,500-$3,000 letter of credit)....................     9,500
                                                                         -------
                                                                         $18,344
                                                                         =======


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

         In October 1998, the EPA named the Company and two of its subsidiaries as potentially responsible parties for the expected clean-up of the Indian Refinery. In addition, eighteen other parties were named including Texaco, the refinery operator for over 50 years. The Company subsequently responded to the EPA indicating that it was neither the owner nor operator of the Indian Refinery and thus not responsible for its remediation. In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA in January 2000 and has received no further correspondence from the EPA. On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA as well as indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and its two inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act as owners and operators of the Indian Refinery. The Company's management and special counsel subsequently met and continue to discuss Texaco's claims with representatives of Chevron/ Texaco but the parties disagree concerning the validity of Texaco's claims. The Company and its special counsel, Reed Smith LLP, believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow.

         Estimated undiscounted clean-up costs for the Indian Refinery are $80,000 to $150,000 according to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years whereas Texaco and others operated it over 50 years, the Company would expect that its share of any remediation liability would be proportional to its years of operation although such may not be the case. Although the Company does not believe it has any liabilities with respect to the environmental liabilities of the refineries, a court of competent jurisdiction may find otherwise. A June 1998 decision by the U.S. Supreme Court in the comparable case of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), and a recent opinion by the U.S. Appeals Court for the Fifth Circuit in Aviall Services, Inc. v. Cooper Industries Inc., 263 F.3rd 134 (5th Cir. 2001) vacated and reh'g granted, 278 F.3d 416 (Dec. 19, 2001) support the Company's positions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Statements of Operations for the Years Ended September 30,
  2001, 2000 and 1999....................................................    28
Consolidated Balance Sheets as of September 30, 2001 and 2000 ...........    29
Consolidated Statements of Cash Flows for the Years Ended September 30,
  2001, 2000 and 1999....................................................    30
Consolidated Statements of Stockholders' Equity and Other Comprehensive
  Income for the Years Ended September 30, 2001, 2000 and 1999...........    32
Notes to the Consolidated Financial Statements ..........................    33
INDEPENDENT AUDITORS' REPORT ............................................    59


    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                           CASTLE ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             ("$000's" Omitted Except Share and Per Share Amounts)



                                                  Year Ended September 30,
                                           -------------------------------------
                                              2001          2000         1999
                                              ----          ----         ----
Revenues:
 Natural gas marketing and
  transmission:
   Gas sales...........................                               $   50,067
 Exploration and production:
   Oil and gas sales...................    $   21,144    $   17,959        6,712
                                           ----------    ----------   ----------
                                               21,144        17,959       56,779
                                           ----------    ----------   ----------
Expenses:
 Natural gas marketing and
  transmission:
   Gas purchases.......................                                   31,062
   General and administrative..........                                       35
   Transportation......................                                    1,123
   Depreciation and amortization.......                                    6,284
                                                                      ----------
                                                                          38,504
                                                                      ----------
 Exploration and production:
   Oil and gas production..............         7,399         6,194        1,910
   General and administrative..........         1,828         2,038        1,038
   Depreciation, depletion and
  amortization.........................         3,470         3,209        2,046
   Impairment of foreign unproved
  properties...........................         2,765           832
                                           ----------    ----------   ----------
                                               15,462        12,273        4,994
                                           ----------    ----------   ----------
 Corporate general and administrative..         4,169         3,717        4,112
                                           ----------    ----------   ----------
                                               19,631        15,990       47,610
                                           ----------    ----------   ----------
Operating income.......................         1,513         1,969        9,169
                                           ----------    ----------   ----------
Other income (expense):
 Interest income.......................           641           784        1,701
 Other income..........................            42            25          352
 Equity in loss of Networked Energy LLC           (99)
                                           ----------    ----------   ----------
                                                  584           809        2,053
                                           ----------    ----------   ----------
Income before provision for (benefit
  of) income taxes.....................         2,097         2,778       11,222
                                           ----------    ----------   ----------
Provision for (benefit of) income
  taxes:
 State.................................            11           (64)          79
 Federal...............................           370        (2,227)       2,877
                                           ----------    ----------   ----------
                                                  381        (2,291)       2,956
                                           ----------    ----------   ----------
Net income.............................    $    1,716    $    5,069   $    8,266
                                           ==========    ==========   ==========
Net income per share:
 Basic.................................    $      .26    $      .73   $     1.01
                                           ==========    ==========   ==========
 Diluted...............................    $      .25    $      .71   $      .99
                                           ==========    ==========   ==========
Weighted average number of common and
  potential dilutive shares
  outstanding:
 Basic.................................     6,643,724     6,939,350    8,205,501
                                           ==========    ==========   ==========
 Diluted...............................     6,818,855     7,102,803    8,347,932
                                           ==========    ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements

                           CASTLE ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

             ("$000's" Omitted Except Share and Per Share Amounts)



                                                               September 30,
                                                            -------------------
                                                              2001       2000
                                                              ----       ----
                          ASSETS
Current assets:
 Cash and cash equivalents ..............................   $  5,844   $ 11,525
 Restricted cash ........................................        370      1,742
 Accounts receivable ....................................      2,787      3,758
 Marketable securities ..................................      6,722     10,985
 Prepaid expenses and other current assets ..............        277        251
 Estimated realizable value of discontinued net refining
  assets.................................................        612        800
 Deferred income taxes ..................................      1,879      2,256
                                                            --------   --------
   Total current assets..................................     18,491     31,317
Property, plant and equipment, net:
 Natural gas transmission ...............................         51         55
 Furniture, fixtures and equipment ......................        222        258
 Oil and gas properties, net (full cost method):
   Proved properties.....................................     39,843     29,218
   Unproved properties not being amortized...............        110      1,447
Investment in Networked Energy LLC ......................        401        500
Note receivable - Penn Octane Corporation ...............                   500
                                                            --------   --------
Total assets ............................................   $ 59,118   $ 63,295
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Dividend payable .......................................   $    331   $    333
 Accounts payable .......................................      3,543      2,433
 Accrued expenses .......................................        292        265
 Accrued taxes on appreciation of marketable securities .        900      2,628
 Stock subscription payable .............................                   150
 Net refining liabilities retained ......................      3,016      3,204
                                                            --------   --------
   Total current liabilities.............................      8,082      9,013
Long-term liabilities ...................................          9          6
                                                            --------   --------
   Total liabilities.....................................      8,091      9,019
                                                            --------   --------
Commitments and contingencies ...........................
Stockholders' equity:
 Series B participating preferred stock; par value -
  $1.00;
   10,000,000 shares authorized; no shares issued
 Common stock; par value - $0.50; 25,000,000 shares
  authorized;
   11,503,904 shares issued at September 30, 2001 and
  2000...................................................      5,752      5,752
 Additional paid-in capital .............................     67,365     67,365
 Accumulated other comprehensive income - unrealized
  gains on marketable
   securities, net of taxes..............................      1,600      4,671
 Retained earnings ......................................     42,816     42,422
                                                            --------   --------
                                                             117,533    120,210
 Treasury stock at cost - 4,871,020 shares at September
  30, 2001 and 4,791,020
   shares at September 30, 2000..........................    (66,506)   (65,934)
                                                            --------   --------
   Total stockholders' equity............................     51,027     54,276
                                                            --------   --------
   Total liabilities and stockholders' equity............   $ 59,118   $ 63,295
                                                            ========   ========





The accompanying notes are an integral part of these consolidated financial statements

                           CASTLE ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             ("$000's" Omitted Except Share and Per Share Amounts)



                                                   Year Ended September 30,
                                               --------------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
Cash flows from operating activities:
 Net income.................................   $  1,716    $  5,069   $   8,266
                                               --------    --------   ---------
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation, depletion and amortization.      3,470       3,209       8,330
   Impairment of foreign unproved properties      2,765         832
   Deferred income taxes (benefit)..........        377      (2,256)      2,765
   Unrealized gain on marketable securities.                               (481)
   Impairment of Penn Octane preferred stock                                423
   Equity in loss of Networked Energy LLC...         99
   Changes in assets and liabilities:
    (Increase) decrease in restricted cash..      1,372        (972)       (157)
    Decrease in accounts receivable.........        971       1,414       3,209
    Decrease in prepaid transportation......                              1,123
    (Increase) decrease in prepaid expenses
    and other current assets................        (26)        343        (301)
    Decrease in other assets................                     29
    Decrease in prepaid gas purchases.......                                852
    Increase (decrease) in accounts payable.      1,110        (436)     (5,740)
    Increase (decrease) in accrued expenses.         27        (537)       (861)
    Increase in other long-term liabilities.          3           6
                                               --------    --------   ---------
     Total adjustments......................     10,168       1,632       9,162
                                               --------    --------   ---------
     Net cash flow provided by operating
  activities................................     11,884       6,701      17,428
                                               --------    --------   ---------
Cash flows from investment activities:
 Investment in note receivable - Penn Octane
  Corporation...............................                   (500)
 Investment in marketable securities........        (34)                   (269)
 Proceeds from sale of oil and gas assets...         48       1,427
 Realization from (liquidation of)
  discontinued net refining assets..........                                900
 Acquisition of AmBrit oil and gas
  properties................................                            (20,170)
 Investment in other oil and gas properties.    (15,449)    (11,226)     (3,794)
 Investment in Networked Energy LLC.........       (150)       (350)
 Purchase of furniture, fixtures and
  equipment.................................        (82)       (173)        (98)
 Other......................................                    (35)
                                               --------    --------   ---------
     Net cash used in investing activities..    (15,667)    (10,857)    (23,431)
                                               --------    --------   ---------


                            (continued on next page)




The accompanying notes are an integral part of these consolidated financial statements

                           CASTLE ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               ("$000's" Omitted)

                         (continued from previous page)



                                                                                                        Year Ended September 30,
                                                                                                    -------------------------------
                                                                                                      2001        2000       1999
                                                                                                      ----        ----       ----
Cash flows from financing activities:
 Acquisition of treasury stock..................................................................        (572)     (5,208)    (6,919)
 Dividends paid to stockholders.................................................................      (1,326)     (1,363)    (1,681)
 Proceeds from exercise of stock options........................................................                                255
                                                                                                    --------    --------   --------
     Net cash (used in) financing activities....................................................      (1,898)     (6,571)    (8,345)
                                                                                                    --------    --------   --------
Net (decrease) in cash and cash equivalents.....................................................      (5,681)    (10,727)   (14,348)
Cash and cash equivalents - beginning of period.................................................      11,525      22,252     36,600
                                                                                                    --------    --------   --------
Cash and cash equivalents - end of period.......................................................    $  5,844    $ 11,525   $ 22,252
                                                                                                    ========    ========   ========
Supplemental disclosures of cash flow information are as follows:
 Cash paid during the period:
   Income taxes.................................................................................    $     11    $    188   $    108
                                                                                                    ========    ========   ========
   Accrued dividends............................................................................    $    331    $    333   $    368
                                                                                                    ========    ========   ========
 Conversion of Penn Octane Corporation note and accrued interest receivable to marketable
  securities....................................................................................    $    521               $  1,000
                                                                                                    ========               ========
 Unrealized gain (loss) on investment in available-for-sale marketable securities...............    ($ 3,071)   $  2,275   $  2,396
                                                                                                    ========    ========   ========
 Exchange of oil/gas properties for Delta Petroleum Company common stock........................                $  1,937
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

                           CASTLE ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         AND OTHER COMPREHENSIVE INCOME

                  ("$000's" Omitted Except Per Share Amounts)



                                                    Years Ended September 30, 2001, 2000 and 1999
                   ----------------------------------------------------------------------------------------------------------------
                                                                         Accumulated
                       Common Stock      Additional                         Other                       Treasury Stock
                     -----------------     Paid-In     Comprehensive    Comprehensive   Retained      ------------------
                     Shares     Amount     Capital         Income       Income (Loss)   Earnings      Shares      Amount     Total
                     ------     ------     -------         ------       -------------   --------      ------      ------     -----
Balance -
  September 30,
  1998.........     6,803,646   $3,402     $67,122                                       $34,836    3,862,917    ($53,807)  $51,553
Stock acquired.                                                                                       419,300      (6,919)   (6,919)
Options
  exercised....        25,000       12         243                                                                              255
Dividends
  declared
  ($.25 per
  share).......                                                                           (2,048)                            (2,048)
Comprehensive
  income
 Net income....                                           $ 8,266                          8,266                              8,266
 Other
  comprehensive
  income:
   Unrealized
    gain (loss) on
    marketable
    securities,
    net of tax                                              2,396          $ 2,396                                            2,396
                                                          -------
                                                          $10,662
                   ----------   ------     -------        =======          -------       -------    ---------    --------   -------
Balance -
  September 30,
  1999.........     6,828,646    3,414      67,365                           2,396        41,054    4,282,217     (60,726)   53,503
Stock split
  ratio
  retroactively
  applied......     4,675,258    2,338                                                    (2,338)
                   ----------   ------     -------                         -------       -------    ---------    --------   -------
Balance -
  September 30,
  1999 -
  restated.....    11,503,904    5,752      67,365                           2,396        38,716    4,282,217     (60,726)   53,503
Stock acquired.                                                                                       508,803      (5,208)   (5,208)
Dividends
  declared
  ($.20 per
  share).......                                                                           (1,363)                            (1,363)
Comprehensive
  income
 Net income....                                           $ 5,069                          5,069                              5,069
 Other
  comprehensive
  income:
   Unrealized
    gain on
    marketable
    securities,
    net of tax.                                             2,275            2,275                                            2,275

                                                          -------
                                                          $ 7,344
                   ----------   ------     -------        =======          -------       -------    ---------    --------   -------
Balance -
  September 30,
  2000.........    11,503,904    5,752      67,365                           4,671        42,422    4,791,020     (65,934)   54,276
Stock acquired.                                                                                        80,000        (572)     (572)
Dividends
  declared
  ($.20 per
  share).......                                                                           (1,322)                            (1,322)
Comprehensive
  income
 Net income....                                           $ 1,716                          1,716                              1,716


 Other
  comprehensive
  income (loss):
   Unrealized
    gain (loss)
    on marketable
    securities,
    net of tax.                                            (3,071)          (3,071)                                          (3,071)
                                                          -------
                                                          ($1,355)
                   ----------   ------     -------        =======          -------       -------    ---------    --------   -------
Balance -
  September 30,
  2001.........    11,503,904   $5,752     $67,365                         $ 1,600       $42,816    4,871,020    ($66,506)  $51,027
                   ==========   ======     =======                         =======       =======    =========    ========   =======





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

    References to the Company mean Castle Energy Corporation, the parent, and/ or one or more of its subsidiaries. Such references are used for convenience and are not intended to describe legal relationships.

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

Oil and Gas Properties

    The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method by country using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the related property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between the cost and the value of the remaining proved reserves, in which case a gain or loss is recognized. None of the joint ventures in which the Company participates are legal entities. The Company accounts for all unincorporated entities involved in oil and gas exploration and production using proportionate gross financial statement presentation. Under the proportionate gross basis, the Company records its share of assets and liabilities on the balance sheet and related operating data in its income statement. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax-effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to current expense. Amortization and excess capitalized costs, if any, are computed separately for the Company's investment in Romania.

Environmental Costs

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

expected economic benefit to the Company. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Environmental liabilities are accrued on an undiscounted basis unless the aggregate amount of the obligation and the amount and timing of the cash payments are fixed and reliably determined for that site.

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

Investment In Networked

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

    An analysis of the assets and liabilities related to the refining segment for the period October 1, 1998 to September 30, 2001 is as follows:

                                               Estimated
                                            Realizable Value       Net Refining
                                            of Discontinued        Liabilities
                                          Net Refining Assets        Retained
                                          -------------------    ---------------
     Balance - October 1, 1998 ........         $ 3,623                $ 5,129
     Reduction in estimated MG SWAP
      litigation recovery .............            (129)                  (129)
     Collection of MG SWAP litigation
      proceeds ........................            (575)                  (575)
     Additional recovery in connection
      with the Powerine Arbitration ...                                    900
     Reduction in estimated
      recoverable value of note
      receivable from American Western           (2,119)
     Adjustment of vendor liabilities .                                 (2,119)
     Other ............................                                     (1)
                                                -------                -------
     Balance - September 30, 1999 .....             800                  3,205
     Cash transactions ................                                   (153)
     Adjustment of vendor liabilities .                                    152
                                                -------                -------
     Balance - September 30, 2000 .....             800                  3,204
     Cash transactions ................                                    (80)
     Adjustment of vendor liabilities .                                     80
     Adjustments resulting from
      American Western's Plan of
      Liquidation .....................            (188)                  (188)
                                                -------                -------
     Balance - September 30, 2001 .....         $   612                $ 3,016
                                                =======                =======


    As of September 30, 2001, the estimated realizable value of discontinued net refining assets consists of $612 of estimated recoverable proceeds from the American Western note. The estimated value of net refining liabilities retained consisted of net vendor liabilities of $1,281 and accrued costs related to discontinued refining operations of $2,155, offset by cash of $420.

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

    The results of operations on a pro-forma basis as though the oil and gas properties of AmBrit had been acquired as of the beginning of the periods indicated are as follows:

                                                   Year Ended September 30, 1999
                                                   -----------------------------
                                                            (Unaudited)
     Revenues..................................            $   62,719
     Net income................................            $    7,958
     Net income per share......................            $      .95
     Shares outstanding (diluted)..............             8,347,932


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

NOTE 5 - RESTRICTED CASH

    Restricted cash consists of the following:

                                                                  September 30,
                                                                   -------------
                                                                  2001     2000
                                                                  ----     ----
     Funds supporting letters of credit for offshore
      Louisiana wells .........................................           $1,519
     Drilling deposits in escrow - Romania ....................   $  7         4
     Funds supporting letters of credit issued for
      operating bonds .........................................    209       219
     Funds escrowed for litigation settlement .................    154
                                                                  ----    ------
                                                                  $370    $1,742
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

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

    At September 30, 1998, the Company accounted for its investment as trading securities. In March 1999, the Company began to account for its investment as available-for-sale securities. The Company's investments in Penn Octane, Delta and Chevron/Texaco common stock and options to buy Penn Octane stock were as follows:

                                                                                       Common Stock
                                                                                   --------------------
                                                                                  Penn Octane     Delta    Chevron/Texaco    Total
                                                                                  -----------     -----    --------------    -----
     September 30, 2001:
      Cost.....................................................................      $2,271      $1,937         $14         $ 4,222
      Unrealized gain (loss)...................................................       3,308        (808)                      2,500
                                                                                     ------      ------         ---         -------
      Book value (market value)................................................      $5,579      $1,129         $14         $ 6,722
                                                                                     ======      ======         ===         =======
     September 30, 2000:
      Cost.....................................................................      $1,750      $1,937                     $ 3,687
      Unrealized gain..........................................................       7,298                                   7,298
                                                                                     ------      ------         ---         -------
      Book value (market value)................................................      $9,048      $1,937                     $10,985
                                                                                     ======      ======         ===         =======


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

NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are as follows:

                                                                 September 30,
                                                                  -------------
                                                                  2001    2000
                                                                  ----    ----
     Cost:
      Furniture and fixtures ..................................  $ 693    $ 660
      Automobile and trucks ...................................    269      222
                                                                 -----    -----
                                                                   962      882
     Accumulated depreciation .................................   (740)    (624)
                                                                 -----    -----
                                                                 $ 222    $ 258
                                                                 =====    =====

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

NOTE 10 - OIL AND GAS PROPERTIES (Unaudited)

    Oil and gas properties consist of the following:

                                                                                                        September 30, 2001
                                                                                                -----------------------------------
                                                                                                United States   Romania     Total
                                                                                                -------------   -------     -----
     Proved properties...................................................................         $ 56,100                 $ 56,100
     Less: Accumulated depreciation, depletion and amortization .........................          (16,257)                 (16,257)
                                                                                                  --------                 --------
     Proved properties...................................................................           39,843                   39,843
     Unproved properties not being amortized.............................................                       $ 3,707       3,707
     Impairment of unproved properties...................................................                        (3,597)     (3,597)
                                                                                                  --------      -------    --------
                                                                                                  $ 39,843      $   110    $ 39,953
                                                                                                  ========      =======    ========


                                                                                                        September 30, 2000
                                                                                                -----------------------------------
                                                                                                United States   Romania     Total
                                                                                                -------------   -------     -----
     Proved properties...................................................................         $ 42,127                 $ 42,127
     Less: Accumulated depreciation, depletion and amortization .........................          (12,909)                 (12,909)
                                                                                                  --------                 --------
     Proved properties...................................................................           29,218                   29,218
     Unproved properties not being amortized.............................................                        $2,279       2,279
     Impairment of unproved properties...................................................                          (832)       (832)
                                                                                                  --------       ------    --------
                                                                                                  $ 29,218       $1,447    $ 30,665
                                                                                                  ========       ======    ========

    Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                                          Year Ended September 30,
                                                                         ----------------------------------------------------------
                                                                                    2001                            2000
                                                                        ----------------------------    ---------------------------
                                                                         United                         United
                                                                         States    Romania    Total     States    Romania    Total
                                                                         ------    -------    -----     ------    -------    -----
     Acquisition of properties:
      Proved properties .............................................   $10,002              $10,002    $3,642              $ 3,642
      Unproved properties ...........................................       346                  346       678    $  999      1,677
     Exploration.....................................................     1,560    $1,428      2,988     2,966       346      3,312
     Development.....................................................     2,113                2,113     2,595                2,595
                                                                        -------    ------    -------    ------    ------    -------
                                                                        $14,021    $1,428    $15,449    $9,881    $1,345    $11,226
                                                                        =======    ======    =======    ======    ======    =======


                                                      Year Ended September 30,
                                                    ----------------------------
                                                                1999
                                                    ----------------------------
                                                     United
                                                     States    Romania    Total
                                                     ------    -------    -----
     Acquisition of properties:
      Proved properties ..........                  $21,029              $21,029
      Unproved properties ........                      928     $934       1,862
     Exploration .................
     Development .................                    1,073                1,073
                                                    -------     ----     -------
                                                    $23,030     $934     $23,964
                                                    =======     ====     =======

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

    For the years ended September 30, 1999, 2000 and 2001, the Company incurred development costs related to booked proved undeveloped reserves of $773, $2,324 and $1,347 respectively.

    Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                      Year Ended September 30,
                                                     ---------------------------
                                                      2001       2000      1999
                                                      ----       ----      ----
     Revenues:
      Crude oil, condensate, natural gas
       liquids and natural gas sales .............   $21,144   $17,959    $6,712
                                                     -------   -------    ------
     Costs and expenses:
      Production costs............................   $ 7,399   $ 6,194     1,910
      Depreciation, depletion and
       amortization...............................     3,348     2,990     1,937
      Impairment of foreign unproved
       properties.................................     2,765       832
                                                     -------   -------    ------
      Total costs and expenses....................    13,512    10,016     3,847
                                                     -------   -------    ------
     Income tax provision (benefit)...............     1,387    (6,553)      753
                                                     -------   -------    ------
     Income from oil and gas producing
       activities.................................   $ 6,245   $16,569    $2,112
                                                     =======   =======    ======


    The income tax provision is computed at the effective tax rate for the related fiscal year.



    Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                         Year Ended September 30,
                                                         ------------------------
                                                          2001     2000    1999
                                                          ----     ----    ----
     Depletion rate per equivalent MCF
      of natural gas..................................    $0.72   $0.57    $0.71
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

    Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered"), may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense, except as discussed in the following paragraph.

    If, subsequent to the end of the reporting period, but prior to the applicable financial statements being published, prices increase to levels such that the ceiling would exceed the costs to be recovered, a write down otherwise indicated at the end of the reporting period is not required to be reported. A write down indicated at the end of a reporting period is also not required if the value of additional reserves proved up on properties after the end of the reporting period, but prior to the publishing of the financial statements, would result in the ceiling exceeding the costs to be recovered, as long as the properties were owned at the end of the reporting period.

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

    An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

    Based on oil and natural gas cash market prices as of September 30, 2001, the Company's costs to be recovered for its domestic reserves exceeded the related ceiling values by $437. However, the cash market prices of natural gas subsequently increased significantly. Based on cash market prices of oil and natural gas as at December 18, 2001, the Company determined that there was no impairment of its domestic oil and gas properties. Accordingly, the Company did not record a reduction in the carrying value of its domestic oil and gas properties at September 30, 2001.

    See Note 21.

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

    Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                          ("000's" Omitted)
                                                      -------------------------
                                                                   Natural Gas
                                                     Oil (BBLS)       (MCF)
                                                     ----------    ------------
     Proved developed and undeveloped reserves:
         As of October 1, 1998 ....................       255            15,324
             Acquisitions .........................     2,021            12,529
             Revisions of previous estimates ......      (122)            2,520
             Production ...........................      (124)           (1,971)
                                                       ------           -------
         As of September 30, 1999 .................     2,030            28,402
             Acquisitions .........................     1,063             6,639
             Divestitures .........................      (974)             (236)
             Discoveries ..........................         1               317
             Revisions of previous estimates ......     2,894            12,728
             Production ...........................      (279)           (3,547)
                                                       ------           -------
         As of September 30, 2000 .................     4,735            44,303
             Acquisitions .........................       266            10,183
             Revisions of previous estimates ......    (1,730)          (20,711)
             Production ...........................      (262)           (3,083)
                                                       ------           -------
         As of September 30, 2001 .................     3,009            30,692
                                                       ======           =======
     Proved developed reserves:
         September 30, 1998 .......................       162            13,589
                                                       ======           =======
         September 30, 1999 .......................     1,788            23,547
                                                       ======           =======
         September 30, 2000 .......................     2,963            35,815
                                                       ======           =======
         September 30, 2001 .......................     1,890            26,480
                                                       ======           =======


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

                                                         September 30,
                                                -------------------------------
                                                  2001       2000        1999
                                                  ----       ----        ----
     Future cash inflows...................     $130,289   $371,784    $118,794
     Future production costs...............      (41,193)   (87,162)    (42,934)
     Future development costs..............       (8,585)   (12,620)     (4,229)
     Future income tax expense.............      (10,892)   (84,445)     (8,538)
                                                --------   --------    --------
     Future net cash flows.................       69,619    187,557      63,093
     Discount factor of 10% for estimated
      timing of future cash flows .........      (33,599)   (96,438)    (21,849)
                                                --------   --------    --------
     Standardized measure of discounted
      future cash flows ...................     $ 36,020   $ 91,119    $ 41,244
                                                ========   ========    ========


    The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense are computed at the blended rate (Federal and state combined) of 36%.

    The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                               September 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                         ----       ----       ----
     Standardized measure, beginning of year.......    $ 91,119   $ 41,244    $ 9,946
     Sale of oil and gas, net of production costs..     (13,745)   (11,083)    (4,324)
     Net changes in prices.........................     (62,271)    45,757      2,163
     Sale of reserves in place.....................                 (1,457)
     Purchase of reserves in place.................       7,662      6,757     22,215
     Changes in estimated future development costs.       1,518     (5,039)     2,405
     Development costs incurred during the period
      that reduced future development costs .......       2,113      2,595      1,073
     Revisions in reserve quantity estimates.......     (27,596)    76,355      1,438
     Discoveries of reserves.......................                    963
     Net changes in income taxes...................      31,054    (32,031)       745
     Accretion of discount.........................       9,112      4,286        995
     Other:
         Change in timing of production............        (944)   (36,168)    12,055
         Other factors.............................      (2,002)    (1,060)    (7,467)
                                                       --------   --------    -------
     Standardized measure, end of year.............    $ 36,020   $ 91,119    $41,244
                                                       ========   ========    =======


    See Note 21.

    The Company estimates that it will spend approximately $5,678, $35 and $0 to develop booked proved undeveloped reserves in the fiscal years ended September 30, 2002, 2003 and 2004, respectively.

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

    The Company and its special counsel, Reed Smith LLP, believe that Texaco's claims are utterly without merit and the Company intends to vigorously defend itself against Texaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against Texaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Texaco construes to create an indemnity, Texaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company.

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

    An opinion issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), and a recent opinion by the U.S. Appeals Court for the Fifth Circuit in Aviall Services, Inc. v. Cooper Industries Inc., 263 F.3rd 134 (5th Cir. 2001) vacated and reh'g granted, 278 F.3d 416 (Dec. 19, 2001) support the Company's positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

    Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome of these matters due to inherent uncertainties.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

Operating Lease Commitments

    The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2001:

                                                          Lease         Sublease
     Year Ending September 30,                         Commitments       Rentals
     -------------------------                         -----------      --------
     2002............................................    $  473         $     65
     2003............................................       470               66
     2004............................................       240
     2005............................................        76
                                                         ------         --------
     2006............................................    $1,259         $    131
                                                         ======         ========


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

    Jenkens and Gilchrest, special counsel to the Company does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries will be required to post a bond to cover the net amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal (which may take several years). The Company has included the letter of credit to support the bond, estimated at approximately $3,000, in its line of credit with a major energy bank.

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

    See Note 21

NOTE 16 - STOCK OPTIONS AND WARRANTS

    Option and warrant activities during each of the three years ended September 30, 2001 are as follows (in whole units):

                                           Incentive
                                              Plan         Other
                                            Options       Options       Total
                                            -------       -------       -----
     Outstanding at October 1, 1998......     195,000       20,000      215,000
     Issued..............................      15,000                    15,000
     Exercised...........................     (25,000)                  (25,000)
     Repurchased.........................     (10,000)                  (10,000)
                                           ----------   ----------    ---------
     Outstanding at September 30, 1999...     175,000       20,000      195,000
     Effect of 200% stock dividend
      (see Note 15) .....................     350,000       40,000      390,000
     Issued..............................     105,000                   105,000
                                           ----------   ----------    ---------
     Outstanding at September 30, 2000...     630,000       60,000      690,000
     Issued..............................      60,000                    60,000
                                           ----------   ----------    ---------
     Outstanding at September 30, 2001...     690,000       60,000      750,000
                                           ==========   ==========    =========
     Exercisable at September 30, 2001...     690,000       60,000      750,000
                                           ==========   ==========    =========
     Reserved at September 30, 2001......   1,687,500       60,000    1,747,500
                                           ==========   ==========    =========
     Reserved at September 30, 2000......   1,687,500       60,000    1,747,500
                                           ==========   ==========    =========
     Reserved at September 30, 1999......   1,687,500       60,000    1,747,500
                                           ==========   ==========    =========
     Exercise prices at:
      September 30, 2001.................  $     3.42-  $     3.79
                                           $     8.58
      September 30, 2000.................  $     3.42-  $     3.79
                                           $     8.58
      September 30, 1999.................  $     3.42-  $     3.79
                                           $     5.75
      Exercise Termination Dates.........   5/17/2003-   4/23/2007    5/17/2003-
                                            1/02/2011                 1/02/2011


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

    A summary of the Company's stock option and warrant activity from October 1, 1998 to September 30, 2001 is as follows:

                                                                        Weighted
                                                                        Average
                                                             Options     Price
                                                             -------     -----
     Outstanding - October 1, 1998 .......................   215,000     $12.96
     Issued ..............................................    15,000      17.25
     Exercised ...........................................   (25,000)     10.25
     Repurchased .........................................   (10,000)     10.75
                                                             -------    -------
     Balance - September 30, 1999 ........................   195,000      13.75
     Effect of 200% stock dividend (see Note 15) .........   390,000      (9.17)
     Issued ..............................................   105,000       7.89
                                                             -------    -------
     Outstanding - September 30, 2000 ....................   690,000       5.09
     Issued ..............................................    60,000       7.00
                                                             -------    -------
     Outstanding - September 30, 2001 ....................   750,000    $  5.24
                                                             =======    =======


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

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)

    Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                      Year Ending September 30,
                                                      -------------------------
                                                       2001     2000      1999
                                                       ----     ----      ----
     Net income as reported........................   $1,716   $5,069    $8,266
     Adjustment required by SFAS 123...............     (145)    (346)     (152)
                                                      ------   ------    ------
     Pro-forma net income..........................   $1,571   $4,723    $8,114
                                                      ======   ======    ======
     Pro-forma net income per share:
      Basic........................................   $ 0.24   $  .68    $  .99
                                                      ======   ======    ======
      Diluted......................................   $ 0.23   $  .66    $  .97
                                                      ======   ======    ======


NOTE 17 - INCOME TAXES

    Provisions for (benefit of) income taxes consist of:

                                                           September 30,
                                                     --------------------------
                                                     2001      2000       1999
                                                     ----      ----       ----
     Provision for (benefit of) income taxes:
      Current:
         Federal..................................   $   4   ($    35)   $  193
         State....................................                           (2)
      Deferred:
         Federal..................................     786        922     2,209
         State....................................      22         26        68
     Adjustment to the valuation allowance for
       deferred taxes:
      Federal.....................................    (419)    (3,115)      475
      State.......................................     (12)       (89)       13
                                                     -----   --------    ------
                                                     $ 381   ($ 2,291)   $2,956
                                                     =====   ========    ======


    Deferred tax assets (liabilities) are comprised of the following at September 30, 2001 and 2000:

                                                                September 30,
                                                              -----------------
                                                               2001      2000
                                                               ----      ----
     Operating losses and tax credit carryforwards .......   $ 4,715    $ 4,993
     Statutory depletion carryovers ......................     3,903      3,689
     Depletion accounting ................................    (5,341)    (3,602)
     Discontinued net refining operations ................       866        866
     Losses in foreign subsidiaries ......................     1,295        300
                                                             -------    -------
                                                               5,438      6,246
     Valuation allowance .................................    (3,559)    (3,990)
                                                             -------    -------
                                                             $ 1,879    $ 2,256
                                                             =======    =======
     Deferred tax assets - current .......................   $ 1,879    $ 2,256
                                                             -------    -------
                                                             $ 1,879    $ 2,256
                                                             =======    =======


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

    The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                      Year Ended September 30,
                                                     --------------------------
                                                     2001      2000      1999
                                                     ----      ----      ----
     Tax at statutory rate.......................    $ 734   $   972    $ 3,928
     State taxes, net of federal benefit.........        7       (42)        51
     Revision of tax estimates and
      contingencies..............................       50                 (151)
     Statutory depletion.........................                        (1,330)
     Increase (decrease) in valuation
      allowance..................................     (431)   (3,204)       489
     Other.......................................       21       (17)       (31)
                                                     -----   -------    -------
                                                     $ 381   ($2,291)   $ 2,956
                                                     =====   =======    =======


    At September 30, 2001, the Company had the following tax carryforwards available:

                                                              Federal Tax
                                                          ---------------------
                                                                    Alternative
                                                                      Minimum
                                                         Regular        Tax
                                                         -------    -----------
     Net operating loss ..............................   $ 2,674      $24,021
     Alternative minimum tax credits .................   $ 3,752          N/A
     Statutory depletion .............................   $10,841      $   440


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

                                                                               Year Ended September 30, 2001
                                                        ---------------------------------------------------------------------------
                                                        Natural Gas     Oil & Gas                       Eliminations
                                                         Marketing     Exploration                          and
                                                            and            and           Refining        Corporate
                                                        Transmission    Production    (Discontinued)       Items       Consolidated
                                                        ------------   -----------    --------------    ------------   ------------
     Revenues.......................................                     $ 21,144                                         $21,144
     Operating income (loss)........................                     $  5,682                        ($  4,169)       $ 1,513
     Identifiable assets............................      $67,702*       $105,238                        ($113,822)       $59,118
     Capital expenditures...........................                     $ 15,531                                         $15,531
     Depreciation, depletion and amortization.......                     $  3,468                        $       2        $ 3,470


                                                                               Year Ended September 30, 2000
                                                        ---------------------------------------------------------------------------
                                                        Natural Gas     Oil & Gas                       Eliminations
                                                         Marketing     Exploration                          and
                                                            and            and           Refining        Corporate
                                                        Transmission    Production    (Discontinued)       Items       Consolidated
                                                        ------------   -----------    --------------    ------------   ------------
     Revenues.......................................                     $17,959                                          $17,959
     Operating income (loss)........................                     $ 5,686                          ($ 3,717)       $ 1,969
     Identifiable assets............................      $67,727*       $92,229                          ($96,661)       $63,295
     Capital expenditures...........................                     $11,399                                          $11,399
     Depreciation, depletion and amortization.......                     $ 3,207                          $      2        $ 3,209

                           CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ("$000's" Omitted Except Per Share Amounts)


                                                                               Year Ended September 30, 1999
                                                        ---------------------------------------------------------------------------
                                                        Natural Gas     Oil & Gas                       Eliminations
                                                         Marketing     Exploration                          and
                                                            and            and           Refining        Corporate
                                                        Transmission    Production    (Discontinued)       Items       Consolidated
                                                        ------------   -----------    --------------    ------------   ------------
     Revenues.......................................      $50,067        $ 7,190                                          $57,257
     Operating income (loss)........................      $11,563        $ 1,718                          ($ 4,112)       $ 9,169
     Identifiable assets............................      $79,026*       $67,720                          ($87,208)       $59,538
     Capital expenditures...........................                     $24,065                                          $24,065
     Depreciation, depletion and amortization.......      $ 6,284        $ 2,046                                          $ 8,330

---------------

        *   Consists primarily of intracompany receivables.

    For the year ended September 30, 1999, sales by the Company's natural gas marketing subsidiary to Lone Star Gas Company under the Lone Star Contract aggregated $46,802. These amounts constituted approximately 82% of consolidated revenues for the year ended September 30, 1999. The Lone Star contract terminated in May 1999.

    At the present time, the Company's consolidated revenues consist entirely of oil and gas sales. Three purchasers of the Company's oil and gas production currently account for approximately 43% of consolidated production. Sales derived from these three purchasers for the year end September 30, 2001 aggregated $2,871, $2,611 and $2,603.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and Cash Equivalents - the carrying amount is a reasonable estimate of fair value.

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

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              First          Second        Third         Fourth
                                                                             Quarter         Quarter      Quarter        Quarter
                                                                          (December 31)    (March 31)    (June 30)   (September 30)
                                                                          -------------    ----------    ---------   --------------
     Year Ended September 30, 2001:
      Revenues.........................................................       $5,394         $ 6,316      $5,347          $4,087
      Operating income (loss)..........................................       $1,533         $ 2,174      $  511         ($2,705)
      Net income (loss)................................................       $1,110         $ 1,531      $  397         ($1,322)
      Net income per share (diluted)...................................       $  .16         $   .22      $  .06         ($ .20)
     Year Ended September 30, 2000:
      Revenues.........................................................       $4,085          $3,318      $4,945         $ 5,611
      Operating income (loss)..........................................       $   32         ($  387)     $  835         $ 1,489
      Net income (loss)................................................       $  259         ($  277)     $1,024         $ 4,063
      Net income (loss) per share (diluted)............................       $  .04         ($ .04)      $  .15         $   .58


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NOT APPLICABLE
---------------

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

    4.1               Specimen Stock Certificate representing Common Stock(8)

    4.2               Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust Company as Rights
                      Agent, dated as of April 21, 1994(10)

    10.33             Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)

    10.34             First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan, effective May 11, 1993(8)

    10.124            Asset Purchase Agreement dated February 27, 1998 by and between Castle Energy Corporation and Alexander
                      Allen, Inc.(21)

    10.125            Rollover and Assignment Agreement, dated December 1, 1998 between Penn Octane Corporation and Certain
                      Lenders, including Castle Energy Corporation(22)

    10.126            Purchase and Sale Agreement by and between AmBrit Energy Corp. and Castle Exploration Company, Inc.,
                      effective January 1, 1999(23)

    10.127            Agreement to Exchange $.9 Million Secured Notes Into Senior Preferred Stock of Penn Octane Corporation dated
                      March 3, 1999(23)

    10.128            Credit Agreement by and among Castle Exploration Company, Inc. and Comerica Bank-Texas, effective May 28,
                      1999(24)

    10.129            Purchase and Sale Agreement by and between Costilla Redeco Energy LLC and Castle Exploration Company, Inc.,
                      effective May 31, 1999(24)

    10.130            Letter dated July 22, 1999 between Penn Octane Corporation and Castle Energy Corporation(26)

    10.131            Letter dated July 29, 1999 between Penn Octane Corporation and Castle Energy Corporation(26)

    10.132            Castle Energy Corporation Severance Benefit Plan(26)

    10.133            Asset Acquisition Agreement between Castle Exploration Company, Inc., Deerlick Creek Partners, I., L.P. and
                      Deven Resources, Inc, effective September 1, 1999(27)

    10.134            Purchase and Sale Agreement, dated December 15, 1999, between Whiting Park Production, Ltd. and Castle
                      Exploration Company, Inc.(27)

    10.135            Asset Acquisition Agreement between Castle Exploration Company, Inc, and American Refining and Exploration
                      Company, Deven Resources, Inc., CMS/Castle Development Fund I L.P., effective as of October 1, 1999(27)

    10.136            Promissary Note between CEC, Inc. and Penn Octane Corporation(28)

    10.137            Purchase Agreement between CEC, Inc. and Penn Octane Corporation Effective January 5, 2000(28)

Exhibit Number        Description of Document
  --------------      -----------------------

    10.138            Purchase and Sale Agreement, dated August 6, 2000 between and among Castle Exploration Company, Inc., Parks and Luttrell Energy Partners L.P. and Parks and Luttrell Energy, Inc.(31)

    10.139            Purchase and Sale Agreement dated August 4, 2000 between Castle Offshore LLC, BWAB Limited Liability Company and Delta Petroleum Company(31)

    10.140            Agreement to Transfer a Membership Interest In Networked Energy LLC to CEC, Inc., dated August 31, 2000(31)

    10.141            Second Amendment - Promissary Note of Penn Octane Corporation(29)

    10.142            Purchase and Sale Agreement, dated April 1, 2001, between Strand Energy LC and Castle Exploration Company,
                      Inc.(30)

    10.143            Credit Agreement as of November 26, 2001 among Castle Exploration Company, Inc. and Castle Energy
                      Corporation and Bank of Texas National Association

    11.1              Statement re: Computation of Earnings Per Share

    21                List of subsidiaries of Registrant

    23.2              Consent of Ralph E. Davis Associates, Inc.

    23.3              Consent of Huntley & Huntley, Inc.


(b)     Reports on Form 8-K

    The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 2001.
---------------

(8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993 (File 33-69626)

(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994 (File 0-10990)

(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994 (File 0-10990)

(23) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1999 (File 0-10990)

(24) Incorporated by reference to the Registrant's Form 10-Q for quarter ended June 30, 1999 (File 0-10990)

(26) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999 (File 0-10990)

(27) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 1999 (File 0-10990)

(28) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2000 (File 0-10990)

(29) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2000 (File 0-10990)

(30) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2001 (File 0-10990)

(31) Incorporated by reference to the Registrant's Form 10-K for year ended September 30, 2000 (File 0-10990)

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CASTLE ENERGY CORPORATION

Date: April 23, 2002                        By: /s/JOSEPH L. CASTLE II
                                                --------------------------------
                                                   Joseph L. Castle II
                                                   Chairman of the Board
                                                   and Chief Executive Officer

           DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND PROFESSIONALS

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
