Form 10-Q
period 2002-03-31
CASTLE ENERGY CORP
filed 2002-05-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2002
                               -------------------------------------------------

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended
                               -------------------------------------------------

                        Commission file number: 0-10990


                            CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                    76-0035225
---------------------------------           ------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

 One Radnor Corporate Center, Suite 250, 100 Matsonford Road, Radnor, Pennsylvania       19087
-----------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                               (Zip Code)


Registrant's Telephone Number, Including Area Code           (610) 995-9400
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value outstanding as of May 7, 2002.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                                    Page #
                                                                                                                    ------
Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - March 31, 2002 (Unaudited) and September
                     30, 2001......................................................................................      1

                     Consolidated Statements of Operations - Three Months Ended March 31,
                     2002 and 2001 (Unaudited).....................................................................      2

                     Consolidated Statements of Operations - Six Months Ended March 31, 2002
                     and 2001 (Unaudited)..........................................................................      3

                     Condensed Consolidated Statements of Cash Flows - Six Months Ended
                     March 31, 2002 and 2001 (Unaudited)...........................................................      4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2001 and Six Months Ended March 31,
                     2002 (Unaudited)..............................................................................      5

                     Notes to the Consolidated Financial Statements (Unaudited)....................................      6

             Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................................     12

             Item 3. Qualitative and Quantitative Disclosures About Market Risk....................................     19

Part II.     Other Information

             Item 1. Legal Proceedings.............................................................................     19

             Item 4. Submission of Matters to a Vote of Security Holders...........................................     19

             Item 6. Exhibits and Reports on Form 8-K..............................................................     19

Signature  ........................................................................................................     20


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                        March 31,        September 30,
                                                                                           2002              2001
                                                                                   --------------------------------------
                                      ASSETS                                           (Unaudited)

Current assets:
    Cash and cash equivalents.....................................................       $  4,254            $  5,844
    Restricted cash...............................................................            210                 370
    Accounts receivable...........................................................          2,247               2,787
    Marketable securities.........................................................          6,836               6,722
    Prepaid expenses and other current assets.....................................            288                 277
    Estimated realizable value of discontinued net refining assets................                                612
    Deferred income taxes.........................................................          2,276               1,879
                                                                                         --------             -------
      Total current assets........................................................         16,111              18,491

Property, plant and equipment, net:
    Oil and gas properties - subject to a plan of sale............................         37,986
    Natural gas transmission......................................................             49                  51
    Furniture, fixtures and equipment.............................................            171                 222
    Oil and gas properties, net (full cost method):
            Proved properties.....................................................                             39,843
            Unproved properties not being amortized...............................            314                 110
Estimated realizable value of discontinued net refining assets....................            612
Investment in Networked Energy LLC................................................            469                 401
                                                                                         --------             -------
            Total assets..........................................................       $ 55,712             $59,118
                                                                                         ========             =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..............................................................                            $   331
    Accounts payable..............................................................       $  1,379               3,543
    Accrued expenses..............................................................            149                 292
      Accrued taxes on appreciation of marketable securities......................          1,014                 900
      Net refining liabilities retained...........................................                              3,016
                                                                                         --------             -------
      Total current liabilities...................................................          2,542               8,082
Net refining liabilities retained.................................................          3,016
Long-term liabilities.............................................................             10                   9
                                                                                         ---------            -------
            Total liabilities.....................................................          5,568               8,091
                                                                                         --------             -------
Commitments and contingencies.....................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at March 31, 2002 and September 30, 2001...........          5,752               5,752
    Additional paid-in capital....................................................         67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes.........................................          1,804               1,600
    Retained earnings.............................................................         41,729              42,816
                                                                                         --------             -------
                                                                                          116,650             117,533
    Treasury stock at cost - 4,871,020 shares at March 31, 2002 and
        September 30, 2001........................................................        (66,506)            (66,506)
                                                                                         --------             -------
      Total stockholders' equity..................................................         50,144              51,027
                                                                                         --------             -------
      Total liabilities and stockholders' equity..................................       $ 55,712             $59,118
                                                                                         ========             =======


   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                  2002                    2001
                                                                                  ----                    ----
Revenues:
    Oil and gas sales..................................................           $   3,258           $   6,316
                                                                                  ---------           ---------

Expenses:
    Oil and gas production.............................................               1,359               1,998
    General and administrative.........................................               1,227               1,416
    Depreciation, depletion and amortization...........................               1,172                 728
                                                                                  ---------           ---------
                                                                                      3,758               4,142
                                                                                  ---------           ---------

Operating income (loss)................................................                (500)              2,174
                                                                                  ---------           ---------

Other income (expense):
        Interest income................................................                  10                 232
        Other income...................................................                                       2
        Equity in loss of Networked Energy LLC.........................                 (48)                (17)
        Impairment provision - marketable securities...................                (204)
                                                                                  ---------           ---------
                                                                                       (242)                217
                                                                                  ---------           ---------

Income (loss) before provision for income taxes........................                (742)              2,391
                                                                                  ---------           ---------

    Provision for (benefit of) income taxes:
        State..........................................................                  (8)                 24
        Federal........................................................                (259)                836
                                                                                  ---------           ---------
                                                                                       (267)                860
                                                                                  ---------           ---------
Net income (loss)......................................................          ($     475)          $   1,531
                                                                                  =========           =========

Net income (loss) per share:
        Basic..........................................................          ($     .07)          $     .23
                                                                                  =========           =========
        Diluted........................................................          ($     .07)          $     .22
                                                                                  =========           =========

    Weighted average number of common and potential dilutive common shares outstanding:
      Basic............................................................           6,632,884           6,634,204
                                                                                  =========          ==========
      Diluted..........................................................           6,760,235           6,814,491
                                                                                  =========          ==========



   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                        Six Months Ended March 31,
                                                                                        --------------------------
                                                                                           2002             2001
                                                                                           ----             ----
Revenues:
    Oil and gas sales....................................................               $   6,699         $  11,710
                                                                                        ---------         ---------

Expenses:
    Oil and gas production...............................................                   2,613             3,402
    General and administrative...........................................                   2,598             3,174
    Depreciation, depletion and amortization.............................                   2,414             1,427
                                                                                        ---------         ---------
                                                                                            7,625             8,003
                                                                                        ---------         ---------

Operating income (loss)..................................................                    (926)            3,707
                                                                                        ---------         ---------

Other income (expense):
        Interest income..................................................                      43               444
        Other income.....................................................                       1                 8
        Equity in loss of Networked Energy LLC...........................                     (82)              (33)
        Impairment provision - marketable securities.....................                    (204)
                                                                                        ---------         ---------
                                                                                             (242)              419
                                                                                        ---------         ---------

Income (loss) before provision for income taxes..........................                  (1,168)            4,126
                                                                                        ---------         ---------

    Provision for (benefit of) income taxes:
        State............................................................                     (12)               41
        Federal..........................................................                    (409)            1,444
                                                                                        ---------         ---------
                                                                                             (421)            1,485
                                                                                        ---------         ---------
Net income (loss) .......................................................               ($    747)        $   2,641
                                                                                        =========         =========

Net income (loss) per share:
        Basic............................................................               ($    .11)        $     .40
                                                                                        =========         =========
        Diluted..........................................................               ($    .11)        $     .39
                                                                                        =========         =========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic.............................................................               6,632,884         6,654,524
                                                                                       ==========        ==========
        Diluted..........................................................               6,756,927         6,855,192
                                                                                       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)


                                                                                   Six Months Ended March 31,
                                                                                  ---------------------------
                                                                                  2002                   2001
                                                                                  ----                   ----
Net cash flow provided by (used in) operating activities.................       ($    61)               $ 4,466
                                                                                --------                -------

Cash flows from investing activities:
       Investment in furniture, fixtures and equipment...................             (5)                   (27)
       Investment in oil and gas properties..............................           (703)                (2,104)
       Investment in Networked Energy LLC................................           (150)
                                                                                --------                -------
                 Net cash used in investing activities...................           (858)                (2,131)
                                                                                --------                -------

Cash flows from financing activities:
         Dividends paid to stockholders..................................           (671)                  (664)
         Acquisition of treasury stock...................................                                  (572)
                                                                                --------                -------
         Net cash used in financing activities                                      (671)                (1,236)
                                                                                --------                -------
Net increase (decrease) in cash and cash equivalents.....................         (1,590)                 1,099
Cash and cash equivalents - beginning of period..........................          5,844                 11,525
                                                                                --------                -------
Cash and cash equivalents - end of period................................       $  4,254                $12,624
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

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)


                                            Year Ended September 30, 2001 and Six Months Ended March 31, 2002 (Unaudited)
                                 -------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                    Common Stock      Additional                    Other                 Treasury Stock
                                 ------------------    Paid-In   Comprehensive  Comprehensive  Retained   --------------
                                 Shares      Amount    Capital      Income          Income     Earnings   Shares   Amount   Total
                                 ------      ------   ---------- -------------  -------------  ---------  ------   ------  -------
Balance - October 1, 2001...... 11,503,904   $5,752     $67,365                     $4,671     $42,422  4,791,020 ($65,934) $54,276
Stock acquired.................                                                                            80,000     (572)    (572)
Dividends declared ($.20 per
 share)........................                                                                 (1,322)                      (1,322)
Comprehensive income (loss):
  Net income...................                                     $1,716                       1,716                        1,716
  Other comprehensive income:
     Unrealized (loss) on
      marketable securities,
      net of tax...............                                     (3,071)         (3,071)                                  (3,071)
                                                                   -------         -------
                                                                   ($1,355)
                                ----------   ------     -------    =======                     -------  ---------  -------  -------
Balance - September 30, 2001... 11,503,904    5,752      67,365                      1,600      42,816  4,871,020  (66,506)  51,027

Dividend adjustment............                                                                     (9)                          (9)
Dividends declared ($.20 per
 share) .......................                                                                   (331)                        (331)
Comprehensive income (loss):
  Net (loss)...................                                       (747)                       (747)                        (747)
  Other comprehensive income
    (loss):
     Unrealized (loss) on
       marketable securities,
       net of tax..............                                        204             204                                      204
                                                                   -------
                                                                   ($  543)
                                ----------   ------     -------    =======         -------     -------  ---------  -------  -------
Balance - March 31, 2002....... 11,503,904   $5,752     $67,365                     $1,804     $41,729  4,871,020 ($66,506) $50,144
                                ==========   ======     =======                    =======     =======  =========  =======  =======



   The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or subsequent fiscal periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month and six month periods ended March 31, 2002 and 2001 and for a fair statement of financial position at March 31, 2002.

Note 2 - September 30, 2001 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 2001 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser of the refining assets sold by Powerine and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for over six years, and are inactive and in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations.

Note 4 - Contingencies/Litigation

        Contingent Environmental Liabilities

        In December 1995, Indian Refining I Limited Partnership ("IRLP"), an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Plan of Liquidation in 2001. American Western anticipated that the Plan of Liquidation would be confirmed in January 2002 but confirmation has been delayed because of legal challenges by ChevronTexaco, the parent of Texaco Refining and Marketing ("Texaco"), the operator of the Indian Refinery for over 50 years.

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

         On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco has already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and theoretical basis for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims.

         In October 2001, Texaco merged with Chevron and the merged Company was named ChevronTexaco. The Company's general counsel has subsequently corresponded with ChevronTexaco but no progress has been made in resolving ChevronTexaco's claims.

         The Company and its special counsel, Reed Smith LLP, believe that ChevronTexaco's claims are utterly without merit and the Company intends to vigorously defend itself against ChevronTexaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forgo all rights of contractual indemnification it might otherwise have had against any person, including the Company. The Company and its special counsel also believe that ChevronTexaco's only claim against the Company is limited to liabilities arising under CERCLA and that ChevronTexaco's indemnification claims against the Company are contrary to CERCLA.

         In September 1995, Powerine sold the Powerine Refinery to Kenyen Resources ("Kenyen"), an unaffiliated party. In January 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated party, and EMC assumed all environmental liabilities of Powerine. In August 1998, EMC sold the Powerine Refinery, which it had subsequently acquired from Kenyen, to a third party.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         Although any environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and has requested and received relevant information from the Company. Estimated gross undiscounted clean-up costs for this refinery are at least $80,000- $150,000 according to public statements by Texaco and third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years, the Company would expect that its share of remediation liability would be proportional to its years of operation, although such may not be the case. Furthermore, as noted above, ChevronTexaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000- $150,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

         An opinion issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876
(1998), and a recent opinion by the U.S. Appeals Court for the Fifth Circuit in Aviall Services, Inc. v. Cooper Industries Inc., 263 F.3rd 134 (5th Cir. 2001) vacated and reh'g granted, 278 F.3d 416 (Dec. 19, 2001) support the Company"s positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other operations.

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

            After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgement on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700. The Company and its subsidiaries and the plaintiffs subsequently filed notices of appeal and each party submitted legal briefs with the Tyler Court of Appeals in April 2002. The Company and its special counsel expect that the Tyler Court of Appeals will hear the appeal case during the fall of 2002.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


            Special counsel to the Company, Jenkens & Gilchrist, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs and to maintain that bond until the resolution of the appeal, which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's $40,000 line of credit with that lender.

            Pilgreen Litigation

            As part of the oil and gas properties acquired from AmBrit Energy Corp. ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributed to the ORRI since first production due to title disputes, AmBrit had previously filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. The Company now believes that operator will release approximately two thirds of the suspended revenue attributable to CTOGLP's ORRI in the Pilgreen #2ST well in the near future. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately 33% of the suspended CTOGLP Pilgreen production proceeds. The Company has named Dominion as a defendant in a legal action to seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the Company's interests in both wells is approximately $512.

            The Company's policy with respect to the $512 of potential recovery is to record any amounts recovered as income only when and if such amounts are actually received.

            Dominion Litigation

            In March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgement in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests and therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy to be approximately $1,180, including $136 of the $512 held in escrow under the Pilgreen litigation (see above). Dominion has threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset their claim. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The Company intends to contest this matter vigorously and has accordingly made no provision for Dominion's claim in its March 31, 2002 financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 5 - Information Concerning Reportable Segments

        For the periods ended March 31, 2001 and 2002, the Company operated in only one segment of the energy industry, oil and gas exploration and production. Until May 31, 1999, the Company also operated in the natural gas marketing segment of the energy industry.

Note 7 - Sale of Domestic Exploration and Production Assets

        On January 15, 2002, the Company entered into an agreement to sell its domestic oil and gas properties to Delta Petroleum Company, a public exploration and production company headquartered in Denver, Colorado ("Delta"). The purchase price is $20,000 plus 9,566,000 shares of Delta's common stock, which would result in the Company owning approximately 43% of Delta. The effective date of the sale is October 1, 2001. Pursuant to the terms of the purchase and sale agreement, the cash portion of the purchase price will be reduced by the cash flow from the properties between the effective date and the closing date. Each party is subject to penalties for failure to close the transaction. In addition, Delta may repurchase up to 3,188,667 of its shares from Castle for $4.50 per share for a period of one year after closing and Delta agreed to nominate three additional directors selected by the Company to Delta's Board of Directors, which is currently comprised of four directors. The agreement also includes a provision whereby Delta may pay a portion of the cash purchase price with a 270 day note bearing interest of 8% if Delta is unable to fund the entire cash portion of the purchase price. The note plus accrued interest is payable in cash or Delta's common stock (at $3.00/share) at Delta's option. Pursuant to an amendment to the purchase and sale agreement the Company agreed that it would not acquire more than 49.9% of Delta in the event that Delta paid a portion of the purchase price with a 270 day note and then subsequently was unable to pay off the note in cash. In such case the unpaid portion of the note would continue beyond 270 days until such time as it was repaid in cash or in Delta stock so long as the Company interest in Delta did not exceed 49.9% of Delta's outstanding shares. As the result of this provision and other provisions in the purchase and sale agreement, the management of both the Company and Delta strongly believe that Delta will be the acquiring entity for purposes of generally accepted accounting principles. If, nevertheless, Delta were deemed the acquired entity, the Company would account for the transaction as the Company's acquisition of Delta using the purchase method of accounting and would accordingly include the financial results of Delta in its consolidated financial statements.

        Closing of the Delta transaction is subject to approval by Delta's shareholders. Delta recently sent proxies to its stockholders to approve the transaction and the Company and Delta expect to close the sale on May 31, 2002, assuming approval by Delta's shareholders.

The Company currently expects that the proceeds from the sale will exceed the current carrying value of the oil and gas properties to be sold. Any resultant gain recorded by the Company upon sale will be dependent to a large extent upon the market price of Delta's common stock at the time the transaction closes and the nature of the proceeds received. It is anticipated that the fair value of Delta's option to repurchase the 3,188,667 shares at $4.50 will be recorded as a reduction of the sales proceeds (At May 7, 2002, Delta's stock price was approximately $4.00/share.) Given the volatility of oil and gas prices, the fact that Delta shareholders have still not approved the transaction and other factors, there can be no assurance that the transaction will close as planned or that the Company will recognize a gain on the transaction in its financial statements. Portions of any gain recorded will be deferred due to the Company's indirect retention of interest in the properties sold as a result of its ownership interest in Delta after the sale. If at any time prior to the completion of the sale the Company estimates that it would record a loss on disposition, the loss would be recorded when estimated in accordance with Statement of Financial Accounting Standards No. 121. After the sale, the Company expects to hold approximately 43% of Delta's outstanding stock which would be recorded on the equity method. Under this method the Company records its share of Delta's income or loss with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as a reduction in the carrying value of the Company's investment. Furthermore, the Company expects that its resulting investment in Delta will be substantially in excess of the Company's proportionate share of Delta's equity and that such excess will be recorded as goodwill on the Company's consolidated balance sheets subsequent to closing. Such goodwill will be accounted for in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Pursuant to the provisions of SFAS 142, the Company will be required to evaluate the recoverability of such goodwill periodically and write off or reduce it if it is no longer deemed recoverable commencing October 1, 2002.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


        The net cash flow (oil and gas sales less oil and gas production expenses) from the Company's oil and gas properties from October 1, 2001 to the expected closing of the Delta transaction will reduce the cash portion of the purchase price the Company expects to receive from the sale of its domestic oil and gas properties to Delta. Accordingly, the net cash flow for the six months ended March 31, 2002 of $4,086, subject to some minor adjustments, will ultimately accrue to Delta's account rather than to the Company's account if the sale to Delta is ultimately consummated as planned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ("$000's" Omitted Except Share and Per Unit Amounts)

RESULTS OF OPERATIONS

            All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with the expected cash flow projections discussed below. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

            Exploration and Production

            Key exploration and production data for the six month periods ended March 31, 2002 and 2001 are as follows:


                                                                          Six Months Ended March 31,
                                                                          ---------------------------
                                                                          2002                  2001
                                                                          ----                  ----
Production Volumes:
        Barrels of crude oil (net)...............................        137,830               133,291
        Mcf (thousand cubic feet) of natural gas (net)...........      1,653,036             1,583,791
        Mcf equivalents (mcfe) (net) *...........................      2,480,016             2,383,537

Oil/Gas Prices:-
        Crude Oil/Barrel:
            Gross................................................         $19.50                $27.28
            Hedging effects......................................
                                                                          ------                ------
            Net of hedging.......................................         $19.50                $27.28
                                                                          ======                ======

            Natural Gas/Mcf:
            Gross................................................         $ 2.43                $ 5.10
            Hedging effects......................................
                                                                          ------                ------
            Net of hedging.......................................         $ 2.43                $ 5.10
                                                                          ======                ======

Oil and Gas Production Expenses/Mcf Equivalent...................         $ 1.05                $ 1.43
                                                                          ======                ======


------------------
* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 mcf of natural gas per barrel of crude oil.

            Oil and gas sales decreased approximately $5,271 from the first half of fiscal 2001 to the first half of fiscal 2002 due to significant decreases in oil and gas prices. The average price per mcfe decreased from $4.91/mcfe for the six months ended March 31, 2001 to $2.70/mcfe for the six months ended March 31, 2002. The decline in the price received for natural gas was especially precipitous. For the six months ended March 31, 2001, the average price recorded per mcf of natural gas sold was $5.10 versus only $2.43 per mcf for the six months ended March 31, 2002. Since the Company has not hedged its oil and gas production, the Company's oil and gas sales can be expected to generally increase or decrease roughly parallel with increases and decreases in oil and gas prices. Such prices, however, have proved to be extremely volatile in the past. Changes in weather, the economy, international politics and other factors could cause similar volatility in oil and gas prices in the future.

         Oil and gas sales increased approximately $260 as a result of increases in oil and gas production. From the six months ended March 31, 2001 to the six months ended March 31, 2002 oil production increased by 4,539 barrels (approximately 25 barrels a day) and natural gas production increased 69,245 mcf (approximate1y 380 mcf/day). The increase in production is primarily due to production from the acquisition of interests in twenty-one East Texas oil and gas wells on April 30, 2001, recompletions and reworks on existing wells in which the Company owns an interest as well as several successful new wells in which the Company participated during the last nine months. Such increases in production more than offset the natural depletion (and thus decreased production) of the Company's remaining wells.

         As a result of the $5,271 decrease in oil and gas sales due to oil and gas prices and the $260 increase due to oil and gas production, there was a net decrease of $5,011 or 42.8% in oil and gas sales from the six months ended March 31, 2001 to the six months ended March 31, 2002.

         Oil and gas production expenses decreased $789 or 23.2% from the first six months of fiscal 2001 to the first six months of fiscal 2002. For the six months ended March 31, 2002, such expenses were $1.05 per equivalent mcf of production versus $1.43 per equivalent mcf of production for the six months ended March 31, 2001. The decrease is primarily attributable to a higher amount of nonrecurring repairs and maintenance incurred during the six months ended March 31, 2001 than were incurred during the six months ended March 31, 2002. The higher level of repairs and maintenance expenses incurred during the six month period ended March 31, 2001 related primarily to the wells acquired from AmBrit in June 1999 since it appeared AmBrit did not repair such wells pending their sale to the Company. Furthermore, oil and gas production expenses are typically not incurred ratably throughout any given year but are incurred when and if certain wells require repair and maintenance. As a result, such comparisons are more appropriate on an annual or a multi-year basis than on a six month basis.

         As noted above, the net cash flow (oil and gas sales less oil and gas production expenses) from the Company's oil and gas properties from October 1, 2001 to the expected closing of the Delta transaction will reduce the cash portion of the purchase price the Company expects to receive from the sale of its domestic oil and gas properties to Delta. Accordingly, the net cash flow for the six months ended March 31, 2002 of $4,086, subject to some minor adjustments, will ultimately accrue to Delta's account rather than to the Company's account if the sale to Delta is ultimately consummated as planned. (See Note 7 to the consolidated financial statements.)

         General and administrative expenses decreased $576 or 18.1% from the six months ended March 31, 2001 to the six months ended March 31, 2002. The decrease was primarily attributable to decreased legal expenses and $181 of non-recurring costs incurred during the six months ended March 31, 2001 related to the Company's previous effort to sell its oil and gas properties that terminated in December 2000 without a sale.

         Depreciation, depletion and amortization increased $987 or 69.2% from the first six months of fiscal 2001 to the first six months of fiscal 2002. This net increase consists of a decrease of $7 in depreciation of equipment and furniture and fixtures from $65 to $58 and a $994 increase in depletion of oil and gas properties from $1,362 to $2,356. The increase in depletion is primarily attributable to an increase in the depletion rate. For the six months ended March 31, 2002, the depletion rate was $.95 per mcfe versus $.57 per mcfe for the six months ended March 31, 2001. The increase in depletion rate is indirectly attributable to the significant decreases in oil and gas prices that occurred between the two periods being compared. The reserve reports used to compute depletion rates are prepared annually as of September 30, the Company's fiscal year end. As a result of lower oil and gas prices at September 30, 2001 as compared to those at September 30, 2000, the Company's economic oil and gas reserves decreased significantly and the resultant cost per mcfe and depletion rate per mcfe increased significantly.

         Interest income decreased $401 from the first six months of fiscal 2001 to the first six months of fiscal 2002. The decrease was caused by a significant decrease in invested cash and a decrease in the rate of interest earned on such invested cash.

         The Company's equity in the loss of Networked Energy LLC ("Networked") increased $49 from $33 for the six months ended March 31, 2001 to $82 for the six months ended March 31, 2002. The increase results from increased expenses incurred by Networked, a start up company that has not yet earned operating revenue.

         The Company recorded a $204 impairment provision on its marketable securities during the six months ended March 31, 2002 for an other than temporary decline in the market value of the Company's existing investment in Delta's common stock, 382,289 shares. Under such circumstances, Statement of Financial Accounting Standards No. 115 requires the Company to write down its Delta stock to the market value of such stock at March 31, 2002 - with the related charge to operations rather than to accumulated other comprehensive income. If the Company consummates its planned transaction with Delta, the Company expects to record its investment in Delta, including that applicable to the 382,289 Delta common shares currently owned, using the equity method of accounting (see below and Note 7 to the consolidated financial statements) and the provisions of SFAS No. 115 would no longer apply.

         The tax benefit for the six months ended March 31, 2002 was provided at an effective tax rate of 36%. Such tax loss was estimated as part of the overall taxable gain the Company expects to recognize when it sells its domestic oil and gas assets to Delta (see Note 7 to the consolidated financial statements) and for which the Company recorded a deferred tax asset (net of a valuation allowance) at September 30, 2001. If the sale to Delta does not close as anticipated and oil and gas prices do not improve, the Company expects it will then increase the valuation allowance applicable to its gross deferred tax asset.

       The tax provision for the six months ended March 31, 2001 represents the utilization of a net deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company reevaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards.

       Since November of 1996, the Company has reacquired 4,871,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

       All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report, including without limitation in conjunction with any cash flow projections discussed below. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

       During the six months ended March 31, 2002, the Company used $61 of cash in operating activities. During the same period the Company invested $703 in oil and gas properties. In addition, it paid $671 in stockholder dividends. At March 31, 2002, the Company had $4,254 of unrestricted cash, $13,569 of working capital and no long-term debt.

       Although the Company's former and present subsidiaries have exited the refining business and third parties have assumed environmental liabilities, if any, of such subsidiaries, the Company and several of its subsidiaries may remain liable for contingent environmental liabilities (see Note 4 to the consolidated financial statements included in Item 1 of this Form 10-Q).

       As noted in Note 7 to the consolidated financial statements, the Company entered into a definitive agreement to sell all of its domestic oil and gas properties to Delta. Closing has been set for May 31, 2002, but is subject to prior approval by Delta's shareholders. Assuming closing occurs when expected, the Company anticipates the following expenditures from investing and financing activities from April 1, 2002 to May 31, 2002:


     Dividends to shareholders (subsequently paid)..............       $331
     Recompletions and reworks on existing wells................        150
                                                                       ----
                                                                       $481
                                                                       ====

       The Company believes it has sufficient unrestricted cash to make these expenditures.

       If the Delta transaction closes as anticipated, the Company currently anticipates that Delta will be able to pay the entire cash portion of the purchase price in cash rather than partially through a note given the current higher prices being received for oil and gas production and Delta's resultant probable ability to finance 100% of the cash portion of the purchase price. If such is the case, the Company expects to receive approximately $18,000 cash and 9,566,000 shares of Delta's common stock at closing. As a result, the Company's principal assets after closing would consist of approximately $23,500 working capital (primarily cash), 1,343,000 shares of the common stock of Penn Octane Corporation, 9,948,289 shares of Delta's commons stock (representing approximately 43% of Delta), a 50% interest in a drilling concession in Romania, and a 45% interest in Networked. Against such assets the Company would have $2,404 of net accrued refining liabilities related to its inactive refining subsidiaries as well as contingent liabilities related to three legal matters - the Texaco claim, the Long Trusts litigation and the Dominion litigation. The net refining liabilities essentially represent the excess of liabilities that were accrued at September 30, 1995 (when the Company discontinued its refining operations) over liabilities incurred to date. The Company may or may not ultimately pay such liabilities (see Critical Accounting Policies below). The Company expects that it will be able to utilize its tax carryforwards to offset all of the Federal tax liability and most of the state tax liability that would otherwise result from the anticipated gain on the Delta transaction.

         If the Delta transaction closes on May 31, 2002 as anticipated, the Company's directors may resolve to liquidate the Company or, alternatively, to acquire other assets and operations and continue the Company's corporate existence. Factors favoring liquidating include ever increasing regulatory and other costs of being a public company as well as the difficulty in achieving a critical mass over which to apply the Company's general and administrative expense burden. As a result of recent concerns over public company reporting, the Company's management expects that regulatory burdens and costs will probably increase and could increase geometrically. In addition, other recent factors favoring liquidation include increased insurance costs (resulting primarily from the events of September 11, 2001), increased legal and accounting costs (resulting to some extent from the recent Enron debacle), and the increasing involvement of management in regulatory and investor-related activities rather than in activities that increase the Company's operating profit. Should the Company not liquidate, it intends to be engaged primarily, as soon as is reasonably possible, but in no event later than one year, in a business other than that of investing, reinvesting, owning, holding or trading in securities.

LIQUIDATION

         If a decision is made to liquidate, it is anticipated that the Company anticipates that it would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock, as soon as possible, while retaining sufficient net assets to provide for liabilities reasonably anticipated from the three aforementioned legal matters. Such provision would most probably also include the Company collateralizing the $3,886 letter of credit provided for its supersedeas bond as required by the Company's appeal of the Long Trust litigation until such appeal is resolved (see Note 4 to the consolidated financial statements). If any net assets remain after the Company pays or provides for any remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

         a. Litigation - As noted above, the Company is a party in two significant unsettled lawsuits and has received a claim from ChevronTexaco for environmental remediation costs of $80,000-$150,000. Although the Company does not believe it has any liabilities with respect to either lawsuit or with respect to ChevronTexaco's claim, these parties may undertake legal actions to prevent the Company from making liquidating distributions to its stockholders. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to litigate and prevail in such litigation (see Note 4 to the March 31, 2002 consolidated financial statements), ChevronTexaco's recovery could conceivably exceed the Company's net worth and prevent liquidating distributions to stockholders. ChevronTexaco could also conceivably sue larger stockholders of the Company after a distribution has been made.

         b. Company Stockholder Approval - The Company's stockholders could vote against liquidation, in which case the Company would continue to exist and there would be no liquidation distributions to stockholders. In such a case, the Company would continue to incur many costs associated with being a public company and would have to replace all its reserves or acquire a new business since it would have sold all of its revenue producing assets to Delta and would not want to continue merely as an investment company.

         c. Tax Risks - Although the Company does not anticipate a significant tax liability on any sale to Delta as a result of its tax carryforwards, the amount of gain ultimately realized by the Company depends, to a large measure, on the price of Delta's stock at closing. If such stock price is significantly higher than the current price, approximately $4.00 per share, a larger tax liability to the Company could result at closing. Furthermore, if the Delta stock price increases between closing and any distribution to stockholders, the Company could be subject to federal and state income tax at the corporate level on the interim appreciation of Delta's stock if the Company's remaining tax carryforwards are not sufficient to offset such additional tax. Such could be the case if there are delays between closing and distributions to stockholders and Delta's stock price increases in the interim. Any resulting gain would essentially constitute phantom income to the Company since the Company would realize a taxable gain without any related proceeds.

         d. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would be forced to incur many of the costs of being a public company while having no operating revenues to absorb such costs. The result would be a diminution of assets available for distribution to stockholders.

         e. Lack of Liquidity - If the Company's directors decide to liquidate, it is likely that the Company's stock would cease to trade after a plan of liquidation is approved by stockholders. In such a case stockholders would not be able to trade their stock which may or may not have residual value when all of the Company's liabilities are settled.

         f. Liquidation of Assets - Assuming closing of the Delta transaction as expected, the Company's primary remaining assets will consist of the Company's investments in Penn Octane Corporation ("Penn Octane") (1,343,000 shares) and Delta (9,948,289 shares). Most of the Delta shares will initially not be registered although the Company does have registration rights with respect to such stock. Since both Penn Octane and Delta are small, thinly capitalized companies with small trading volumes, the Company may not be able to sell its Penn Octane and/or Delta stock for their listed market prices if the Company needs cash or wants to distribute cash to its stockholders. In addition, the Company owns a 50% interest in a Romanian drilling concession and has tentatively planned to participate in the drilling of an additional wildcat well in the Black Sea. If the Company decides to sell its interest, it may not be able to do so and recover any proceeds. Conversely, if the Company participates in the wildcat well and it results in a dry hole, the Company will have spent at least $1,000 by participating and this would reduce the cash available for distributions to stockholders.

         g. Delta Repurchase Option - As noted above, Delta has the option to repurchase up to 3,188,667 of its shares from Castle for a year after closing at $4.50/share. As a result, the Company will not be able to distribute or sell these shares for at least a year after closing unless Delta exercises or waives its option sooner.

         If the Delta transaction closes as anticipated, the Company's directors may nevertheless decide not to liquidate. In such case, the Company would be exposed to several of the risks listed above including litigation, continuing public company administrative burdens, unfavorable liquidation of assets, lack of liquidity, and the Delta repurchase option. In addition, the Company would lack operating assets, operating personnel (since almost all of its personnel would have by then been severed) and a business to operate. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. Although some analysts believe it may be possible to acquire oil and gas properties at favorable prices at the present time or in the near future, there can be no assurance that such will be the case. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Failure by the Company to be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities within one year following closing of the sale to Delta could subject the Company to federal regulation under the Investment Company Act of 1940, and would result in even more significant regulatory compliance costs and obligations.

         Although no decision has been reached, the Company's directors consider liquidation to be the most likely outcome.

         If the Delta transaction does not close as planned and the Company's directors decide to continue operations, the Company may decide to undertake new drilling activities and would also expect to have available its $40,000 line of credit from its energy lender. Such line is currently unused except for the $3,886 letter of credit provided for the bond related to the Long Trusts' litigation (see Note 4 to the consolidated financials statements). The Company estimates that it would be able to draw at least $12,000 based upon its current reserves and current oil and gas pricing, in addition to the $3,886 letter of credit already outstanding, but there can be no assurance that such would be the case.

         If the Delta transaction does not close and if the Company ends up continuing current exploration and production operations, the Company would continue to be subject to the following risk factors:

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

         h. The Company has consented to the sale by Delta at auction in June 2002 of the Company's Oklahoma oil and gas properties. Even if the Delta transaction does not close, these properties will most probably be sold. There can be no assurance that bids received will exceed the Company's carrying costs for these properties.

CRITICAL ACCOUNTING POLICIES:

        The accounting policies critical to the Company in the future depend, to a large extent, upon whether the Delta transaction closes as planned. If the Delta transaction closes as planned, the following would be the accounting policies most critical to the Company:

        Equity Method of Accounting

         If the Delta transaction closes as planned, the Company would own approximately 43% of Delta and would be required to account for its resultant investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment by its share of Delta's future income and decrease such investment by its share of Delta's future losses and any distributions from Delta. If Delta incurs future operating losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company expects that its investment in Delta will be substantially in excess of the Company's proportionate share of Delta's equity after closing and that such excess will result in substantial goodwill on the Company's consolidated balance sheets subsequent to closing. Such goodwill will be accounted for in accordance with SFAS 142 commencing October 1, 2002. Pursuant to the provisions of SFAS 142, the Company would be required to evaluate the recoverability of such goodwill periodically and write off or reduce it to the extent it is not deemed recoverable. If at any time prior to the completion of the sale the Company estimates that it would record a loss on disposition, the loss would be recorded when estimated. If Delta incurs recurring operating losses or the market value of its stock declines significantly, the Company's goodwill resulting from the Delta transaction may be impaired and the Company may then be required to write off or reduce its recorded goodwill.

        Discontinued Refining Operations

        At March 31, 2002, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612, resulting in a net recorded liability of $2,404. As noted in Note 4 to the consolidated financial statements, ChevronTexaco has made a claim against the

Company for future environmental costs that have been estimated at $80,000-$150,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such probable liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the estimated realizable value of discontinued net refining assets and net refining liabilities retained as non current because it appears that these items will not be realized in the next year given the recent legal challenges by ChevronTexaco against the Plan of Liquidation of American Western (see Note 4 to the consolidated financial statements).

        Gain Recognized on Delta Sale

        See Note 7 to the consolidated financial statements.

        In addition, pursuant to the terms of the definitive agreement governing the Company's sale of its domestic oil and gas assets to Delta, Delta has an option to repurchase up to 3,188,667 shares of its common stock from the Company for a period of one year after closing. It is anticipated that the fair value of this option will be recorded as a reduction in the proceeds of the sale to Delta with an offsetting liability attributed to the value of the option.

        If the Delta transaction does not close as planned and the Company continues to operate as currently, the following additional accounting policies remain critical to the Company:

        Valuation Allowance for Deferred Income Tax Asset

        At March 31, 2002, the Company has recorded a valuation allowance offsetting its gross deferred tax asset based upon the tax carryforwards it expects to realize from the Delta transaction. If the Delta transaction does not close as planned, it is probable that the Company will increase its valuation allowance (and thereby decrease its net deferred tax asset and net income) based upon its expected future taxable income. Such future expected taxable income would, in turn, depend upon many factors - especially future oil and gas prices and projected production. If the Delta transaction closes as planned, the future taxable income expected by the Company will depend, to a large degree, upon the valuation of the Delta stock to be received at closing and the valuation allowance can be expected to increase or decrease based upon the value of the actual consideration received at closing. Such value may differ from that estimated by the Company.

        Valuation of Certain Marketable Equity Securities

        The Company currently classifies its investment securities as available-for-sale securities. Pursuant to SFAS No. 115, such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS No. 115, a decline in fair market value below cost that is other than temporary is accounted for as a realized loss.

        The Company currently owns 382,289 shares of the common stock of Delta. The Company's per share cost for the 382,289 Delta shares currently owned was approximately $5.06/share. Pursuant to SFAS No. 115, the Company was required to write down its current investment in Delta stock to the market value of such stock at March 31, 2002 as a charge to operations, resulting in a reduced cost per share of $4.53 at March 31, 2002. If the market price of Delta's stock remains below $4.53 for an extended period of time in the future, the Company may again write down the value attributable to the Delta shares it currently owns. Although any market write downs are charged to its operations, any subsequent increases in the market value after a market write down are recorded as a component of other comprehensive income - not a component of current operations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For information regarding lawsuits and legal matters, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2001. Also see Note 4 to the March 31, 2002 consolidated financial statements included in Part I.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on March 14, 2002. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated January 30, 2002. A total of 5,853,140 shares (representing approximately 88% of outstanding shares) were present in person or by proxy.

         Messrs. Martin R. Hoffmann and Russell S. Lewis were elected to serve as directors until the 2003 Annual Meeting. The number of votes cast with respect to Messrs. Hoffmann and Lewis were as follows:

                                            For            Withheld
                                           -----           --------

              Martin R. Hoffmann         5,823,843          29,297
              Russell S. Lewis           5,825,343          27,797

         At the Annual Meeting, the stockholders also approved the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending September 30, 2002 by a vote of 5,796,494 votes for such appointment, 36,001 against and 20,645 abstentions.

         In addition to the above, Joseph L. Castle II, John P. Keller, Sidney
F. Wentz and Richard E. Staedtler continued on the Board of Directors.


Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits:
                    Exhibit 11.1 -       Statement re: Computation of Earnings Per Share
                    Exhibit 10.145       Amendment Number One to Purchase and Sale Agreement, between Delta
                                         Petroleum Company and Castle Energy Corporation, March 2002.

           (B)  Reports on Form 8-K:  None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:     May 13, 2002              CASTLE ENERGY CORPORATION
               -----------------



                                           /s/Richard E. Staedtler
                                           -------------------------------------
                                           Richard E. Staedtler
                                           Chief Financial Officer
                                           Chief Accounting Officer