Form 10-Q
period 2002-06-30
CASTLE ENERGY CORP
filed 2002-08-19
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                       June 30, 2002
                               -------------------------------------------------

                                       or

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,632,884 shares of Common Stock, $.50 par value outstanding as of August 9, 2002.

                            CASTLE ENERGY CORPORATION

                                      INDEX


                                                                                                                Page #
                                                                                                                ------
Part I.  Financial Information
         ---------------------

         Item 1. Financial Statements:

                 Consolidated Balance Sheets - June 30, 2002 (Unaudited) and September 30,
                 2001..........................................................................................       1

                 Consolidated Statements of Operations - Three Months Ended June 30, 2002
                 and 2001 (Unaudited)..........................................................................       2

                 Consolidated Statements of Operations - Nine Months Ended June 30, 2002
                 and 2001 (Unaudited)..........................................................................       3

                 Consolidated Statements of Cash Flows - Nine Months Ended June 30, 2002
                 and 2001 (Unaudited)..........................................................................       4

                 Consolidated Statements of Stockholders' Equity and Other Comprehensive
                 Income - Year Ended September 30, 2001 and Nine Months Ended June 30,
                 2002 (Unaudited)..............................................................................       5

                 Notes to the Consolidated Financial Statements (Unaudited) ...................................       6

         Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................      13

         Item 3. Qualitative and Quantitative Disclosures About Market Risk ...................................      19

Part II. Other Information
         -----------------

         Item 1. Legal Proceedings.............................................................................      20

         Item 6. Exhibits and Reports on Form 8-K..............................................................      20

  Signature  ..................................................................................................      21


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                        June 30,          September 30,
                                                                                          2002                2001
                                                                                       ----------         -------------
                                                                                       (Unaudited)
                                   ASSETS
Current assets:
    Cash and cash equivalents................................................            $ 17,471           $  5,844
    Restricted cash..........................................................               4,216                370
    Accounts receivable......................................................                 174              2,787
    Marketable securities....................................................               4,915              6,722
    Prepaid expenses and other current assets................................                 181                277
    Estimated realizable value of discontinued net refining assets...........                                    612
    Deferred income taxes....................................................               2,315              1,879
                                                                                         --------           --------
      Total current assets...................................................              29,272             18,491
Estimated realizable value of discontinued net refining assets...............                 612
Property, plant and equipment, net:
    Natural gas transmission.................................................                                     51
    Furniture, fixtures and equipment........................................                 154                222
    Oil and gas properties, net (full cost method):
            Proved properties................................................                                 39,843
            Unproved properties not being amortized..........................                 331                110
Investment in Networked Energy LLC...........................................                 418                401
Investment in Delta Petroleum Corporation....................................              27,129
                                                                                         --------           --------
      Total assets...........................................................            $ 57,916           $ 59,118
                                                                                         ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Dividend payable.........................................................                               $    331
    Accounts payable.........................................................            $    572              3,543
    Accrued expenses.........................................................               1,119                292
      Accrued income taxes on appreciation of marketable securities..........                 946                900
      Fair value of option granted to Delta Petroleum Corporation............               2,043
      Net refining liabilities retained......................................                                  3,016
                                                                                         --------           --------
      Total current liabilities..............................................               4,680              8,082
    Net refining liabilities retained........................................               3,016
Long-term liabilities........................................................                  10                  9
                                                                                         --------           --------
      Total liabilities......................................................               7,706              8,091
                                                                                         --------           --------
Commitments and contingencies................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at June 30, 2002 and September 30, 2001                      5,752              5,752
    Additional paid-in capital...............................................              67,365             67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes....................................               1,682              1,600
    Retained earnings........................................................              41,917             42,816
                                                                                         --------           --------
                                                                                          116,716            117,533
    Treasury stock at cost - 4,871,020 shares at June 30, 2002 and
      at September 30, 2001..................................................             (66,506)           (66,506)
                                                                                         --------           --------
      Total stockholders' equity.............................................              50,210             51,027
                                                                                         --------           --------
      Total liabilities and stockholders' equity.............................            $ 57,916           $ 59,118
                                                                                         ========           ========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                             Three Months Ended June 30,
                                                                                             ---------------------------
                                                                                                2002            2001
                                                                                                ----            ----
Revenues:
    Oil and gas sales............................................................         $    2,525        $     5,347
                                                                                          ----------        -----------
Expenses:
    Oil and gas production.......................................................                654              1,929
    General and administrative...................................................              2,183              1,195
    Depreciation, depletion and amortization.....................................                737                839
    Impairment of foreign unproved properties....................................                                   873
                                                                                          ----------        -----------
                                                                                               3,574              4,836
                                                                                          ----------        -----------

Operating income (loss)..........................................................             (1,049)               511
                                                                                          ----------        -----------

Other income (expense):
        Gain on sale of domestic oil and gas properties..........................              1,403
        Interest income..........................................................                  1                125
        Other income.............................................................                 19                 28
        Impairment provision - marketable securities.............................               (184)
       Decrease in fair value of option granted to Delta Petroleum
          Corporation............................................................                638
        Equity in loss of Networked Energy LLC...................................                (51)               (44)
       Equity in estimated loss of Delta Petroleum Corporation before
          June 1, 2002...........................................................                (56)
       Equity in estimated loss of Delta Petroleum Corporation after May
          31, 2002...............................................................               (103)
                                                                                          ----------        -----------
                                                                                               1,667                109
                                                                                          ----------        -----------
Income before provision for (benefit of) income taxes............................                618                620
                                                                                          ----------        -----------

    Provision for (benefit of) income taxes:
       State.....................................................................                  1                  6
        Federal..................................................................                (15)               217
                                                                                          ----------        -----------
                                                                                                 (14)               223
                                                                                          ----------        -----------
Net income ......................................................................         $      632        $       397
                                                                                          ==========        ===========

Net income per share:
        Basic....................................................................         $      .10        $       .06
                                                                                          ==========        ===========
        Diluted..................................................................         $      .09        $       .06
                                                                                          ==========        ===========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic.....................................................................          6,632,884          6,632,884
                                                                                           =========         ==========
        Diluted..................................................................          6,782,857          6,801,852
                                                                                           =========         ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)


                                                                                             Nine Months Ended June 30,
                                                                                             --------------------------
                                                                                                2002              2001
                                                                                                ----              ----
Revenues:
    Oil and gas sales..............................................................          $   9,224        $   17,057
                                                                                             ---------        ----------
Expenses:
    Oil and gas production.........................................................              3,267             5,331
    General and administrative.....................................................              4,781             4,369
    Depreciation, depletion and amortization.......................................              3,151             2,266
    Impairment of foreign unproved properties......................................                                  873
                                                                                             ---------        ----------
                                                                                                11,199            12,839
                                                                                             ---------        ----------

Operating income (loss)............................................................             (1,975)            4,218
                                                                                             ---------        ----------

Other income (expense):
        Gain on sale of domestic oil and gas properties............................              1,403
        Interest income............................................................                 44               569
        Other income...............................................................                 20                36
        Impairment provision - marketable securities...............................               (388)
       Decrease in fair value of option granted to Delta Petroleum Corporation                     638
        Equity in loss of Networked Energy LLC.....................................               (133)              (77)
       Equity in estimated loss of Delta Petroleum Corporation before June 1,                     (165)
          2002.....................................................................
       Equity in estimated loss of Delta Petroleum Corporation after May
          31, 2002.................................................................               (103)
                                                                                             ---------        ----------
                                                                                                 1,316               528
                                                                                             ---------        ----------

Income (loss) before provision for (benefit of) income taxes.......................               (659)            4,746
                                                                                             ---------        ----------

    Provision for (benefit of) income taxes:
       State.......................................................................                (11)               47
        Federal....................................................................               (424)            1,661
                                                                                             ---------        ----------
                                                                                                  (435)            1,708
                                                                                             ---------        ----------

Net income (loss)..................................................................          ($    224)       $    3,038
                                                                                             =========        ==========

Net income (loss) per share:
        Basic......................................................................          ($    .03)       $      .46
                                                                                             =========        ==========
        Diluted....................................................................          ($    .03)       $      .44
                                                                                             =========        ==========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic.......................................................................          6,632,884         6,647,304
                                                                                             =========        ==========
       Diluted.....................................................................          6,765,208         6,837,850
                                                                                             =========        ==========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)


                                                                                           Nine Months Ended June 30,
                                                                                           --------------------------
                                                                                            2002                 2001
                                                                                            ----                 ----

Net cash flow provided by (used in) operating activities......................             ($ 2,041)             $9,015
                                                                                            -------             -------
Net cash flows from investing activities:
       Investment in furniture, fixtures and equipment........................                  (10)                (59)
       Investment in Networked Energy LLC.....................................                 (150)
       Investment in oil and gas properties...................................                 (838)            (13,689)
       Proceeds from sale of oil and gas properties...........................               15,672
                                                                                            -------             -------
                                                                                             14,674             (13,748)
                                                                                            -------             -------

Net cash flows from financing activities:
         Dividends paid to stockholders.......................................               (1,006)               (995)
         Acquisition of treasury stock........................................                                     (572)
                                                                                            -------             -------
                                                                                             (1,006)             (1,567)
                                                                                            -------             -------
Net increase (decrease) in cash and cash equivalents..........................               11,627              (6,300)
Cash and cash equivalents - beginning of period...............................                5,844              11,525
                                                                                            -------             -------
Cash and cash equivalents - end of period.....................................              $17,471             $ 5,225
                                                                                            =======             =======

Supplemental schedule of non-cash investing and financing activities:

         Exchange of oil and gas properties for Delta Petroleum Corporation
         common stock.........................................................              $26,952
                                                                                            =======
         Estimated value of Delta option to repurchase 3,188,667 Delta shares.              $ 2,681
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

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)

                                               Year Ended September 30, 2001 and Nine Months Ended June 30, 2002 (Unaudited)
                                       ---------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                           Common Stock      Additional                        Other
                                       -----------------      Paid-In      Comprehensive    Comprehensive    Retained
                                       Shares     Amount      Capital         Income           Income        Earnings
                                       ------     ------   ------------- ---------------  ---------------  ---------
Balance - October 1, 2000......      11,503,904   $5,752     $67,365                           $4,671       $42,422
Stock acquired.................
Dividends declared ($.20 per share)                                                                          (1,322)
Comprehensive income:
  Net income...................                                               $1,716                          1,716
  Other comprehensive income (loss):
     Unrealized gain (loss) on
     marketable  securities, net of tax                                       (3,071)          (3,071)
                                                                             -------
                                                                             ($1,355)
                                     ----------   ------     -------         =======           ------       -------
Balance - September 30, 2001...      11,503,904    5,752      67,365                            1,600        42,816

Dividends declared ($.10 per share)                                                                            (675)
Comprehensive loss:
  Net (loss)...................                                              ($  224)                          (224)
  Other comprehensive (loss):
     Unrealized gain on marketable
     securities, net of tax....                                                   82               82
                                                                            ---------
                                                                             ($  142)
                                     ----------   ------     -------         =======           ------       -------
Balance - June 30, 2002........      11,503,904   $5,752     $67,365                           $1,682       $41,917
                                     ==========   ======     =======                           ======       =======

(RESTUBBED TABLE)

                                                Treasury Stock
                                         -------------------------------
                                         Shares       Amount     Total
                                         ------       ------    --------
Balance - October 1, 2000......        4,791,020     ($65,934)   $54,276
Stock acquired.................           80,000         (572)      (572)
Dividends declared ($.20 per share)                               (1,322)
Comprehensive income:
  Net income...................                                    1,716
  Other comprehensive income (loss):
     Unrealized gain (loss) on
     marketable  securities, net of tax                           (3,071)
                                                                  ------

                                       ---------      -------     ------
Balance - September 30, 2001...        4,871,020      (66,506)    51,027

Dividends declared ($.10 per share)                                 (675)
Comprehensive loss:
  Net (loss)...................                                     (224)
  Other comprehensive (loss):
     Unrealized gain on marketable
     securities, net of tax....                                       82


                                       ---------      -------    -------
Balance - June 30, 2002........        4,871,020     ($66,506)   $50,210
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002 or subsequent fiscal periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001 and for a fair statement of financial position at June 30, 2002.

Note 2 - September 30, 2001 Balance Sheet
-----------------------------------------

         The amounts presented in the balance sheet as of September 30, 2001 were derived from the Company's audited consolidated financial statements which were included in its Annual Report for the fiscal year ended September 30, 2001 on Form 10-K.

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

Note 4 - Contingencies/Litigation
---------------------------------

         Contingent Environmental Liabilities

         In December 1995, Indian Refining I Limited Partnership ("IRLP"), an inactive subsidiary of the Company, sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation has been delayed because of legal challenges by ChevronTexaco, the parent of Texaco Refining and Marketing ("Texaco"), the operator of the Indian Refinery for over 50 years.

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

         On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco and its parent. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries are liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and theoretical basis for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims.

         In May 2002, the Company received a letter from ChevronTexaco which asserted a new claim against the Company and its subsidiaries pursuant to the Oil Pollution Act of 1990 ("OPA") for costs and damages incurred or to be incurred by ChevronTexaco resulting from actual or threatened discharges of oil to navigable waters near the Indian Refinery. ChevronTexaco estimated these costs and damages to be $20,500. The Company believes that the same defenses the Company has asserted against other claims by ChevronTexaco are applicable to this OPA claim and that this claim is also utterly without merit.

         In October 2001, Texaco merged with Chevron and the merged Company was named ChevronTexaco. The Company's general counsel has subsequently corresponded with ChevronTexaco and provided several requested documents to ChevronTexaco. In June 2002, ChevronTexaco's counsel indicated to the Company's general counsel that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company, which the Company promptly and voluntarily supplied to ChevronTexaco.

         In August 2002, the Company's management and special counsel met with legal and management representatives of ChevronTexaco in an effort to resolve outstanding issues. At the meeting a special outside counsel of ChevronTexaco asserted claims against the Company based upon newly expressed legal theories. ChevronTexaco also informed the Company that landowners adjacent to the Indian Refinery site had recently filed suit against ChevronTexaco. The meeting ended in an impasse.

         The Company and its special counsel, Reed Smith LLP, believe that ChevronTexaco's previous and current claims, including Chevron Texaco's newly expressed legal theories, are utterly without merit and the Company intends to vigorously defend itself against ChevronTexaco's claims and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against any person, including the Company. The Company and its special counsel also believe that ChevronTexaco's only claim against the Company is limited to liabilities arising under CERCLA and that ChevronTexaco's indemnification claims, if any, against the Company are contrary to CERCLA.

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

         Although any environmental liabilities related to the Indian Refinery and Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery. Furthermore, as noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and requested and received relevant information from the Company. Estimated gross undiscounted clean-up costs for this refinery are at least $80,000- $150,000 according to public statements by Texaco to third parties. If the Company were found liable for the remediation of the Indian Refinery, it could be required to pay a percentage of the clean-up costs. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco and others operated it over fifty years and since we understand that Texaco and its subsidiaries disposed of hazardous wastes at the site of the Indian Refinery whereas the Company's subsidiary did not, the Company would expect that its share of remediation liability would be proportional to its years of operation or less, although such may not be the case. Furthermore, as noted above, ChevronTexaco has claimed that the Company indemnified it for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to sue the Company on this theory and prevail in court, the Company could be held responsible for the entire estimated clean up costs of $80,000-$150,000 or more. In such a case, this cost would be far in excess of the Company's financial capability.

         An opinion issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876
(1998), and a recent opinion by the U.S. Appeals Court for the Fifth Circuit in Aviall Services, Inc. v. Cooper Industries Inc., 263 F.3rd 134 (5th Cir. 2001) vacated and rehearing granted, 278 F.3d 416 (Dec. 19, 2001) support the Company's positions. Nevertheless, if funds for environmental clean-up are not provided by these former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault. Whether or not the Company is ultimately held liable in such a circumstance, should litigation involving the Company and/or IRLP occur, the Company would probably incur substantial legal fees and experience a diversion of management resources from other activities.

         Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome or timing of these matters due to inherent uncertainties.

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

            After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgement on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700. The Company and its subsidiaries and the plaintiffs subsequently filed notices of appeal and each party submitted legal briefs with the Tyler Court of Appeals in April 2002 and reply briefs in June and July 2002. The Company had been notified that the case will be argued before the Tyler Court of Appeals in October 2002.

            Special counsel to the Company, Jenkens & Gilchrist, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and special counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the Court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs plus interest and to maintain that bond until the resolution of the appeal, which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender. Having sold all of its domestic oil and gas properties, the Company no longer has any oil and gas assets to collateralize the bond.

            Pilgreen Litigation

            As part of the oil and gas properties acquired from AmBrit Energy Corp. ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributed to the ORRI since first production due to title disputes, AmBrit had previously filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. The Company and the operator signed an agreement to release $282 of the suspended revenue attributable to CTOGLP's ORRI in the Pilgreen well to CTOGLP subject to judicial approval, which is expected in the near future. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately 33% of the suspended CTOGLP Pilgreen production proceeds. The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


opinions have confirmed the validity of CTOGLP's interest. CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to both wells is approximately $532, of which $282 is expected to be released to the Company in the near future and the remaining $250 will remain in suspense.

            The Company's policy with respect to the $282 recovery is to record any amounts recovered as income only when and if such amounts are actually received. At June 30, 2002 and August 9, 2002, the $282 recovery had not yet been received.

            Dominion Litigation

            In March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgement in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy to be approximately $1,180 including $136 of the $532 held in escrow under the Pilgreen litigation (see above). Dominion has threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion are currently examining land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The Company intends to contest this matter vigorously and has accordingly made no provision for Dominion's claim in its June 30, 2002 financial statements.

Note 5 - Information Concerning Reportable Segments
---------------------------------------------------

        For the periods ended June 30, 2001 and 2002, the Company operated in only one segment of the energy industry, oil and gas exploration and production. On May 31, 2002 , the Company consummated the sale of all of its oil and gas properties to Delta Petroleum Corporation ("Delta") and currently has no operating assets. See Note 6.

Note 6 - Sale of Domestic Oil and Gas Properties to Delta
---------------------------------------------------------

        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236 cash plus 9,566,000 shares of Delta common stock. The $18,236 cash represents a $20,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. It does not include an estimated $2,564 of net production revenue (oil and gas sales less oil and gas production expenses) applicable to production subsequent to October 1, 2001 that the Company did not receive but has been or will be received by Delta. The final settlement of net production revenue from October 1, 2001 to May 31, 2002 is expected to occur by September 30, 2002, at which time appropriate adjustments will be recorded by the Company. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing That option was valued at $2,681 at May 31, 2002 using the Black Scholes method. The Delta stock received by the Company was valued at $26,952 based upon an evaluation by an independent appraiser, excluding the value of the option granted to Delta. The value of the 9,566,000 shares of Delta stock was based upon a share price of $4.025, the average price on the closing date, May 31, 2002, discounted by 30% based upon a fair market value appraisal obtained from a third party. The Company believes that the 30% discount to the traded price is reasonable due to the illiquidity of Delta stock and other factors. As a result of the sale, the Company owns approximately 44% of Delta, which will be accounted for under the equity method.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


        For book purposes the Company recorded a gain on the sale of its domestic oil and gas properties to Delta of $1,403 as follows:

Proceeds received
   Cash price at October 1, 2001, effective date...........................           $20,000
   Cash flow received by the Company October 1, 2001-May 31 2002...........            (1,764)
   Estimated production revenue earned by the Company October 1,
      2001 to May 31, 2002 but received by or to be received by Delta......            (2,564)
                                                                                      -------
                                                                                                          15,672
   Value of Delta stock received per appraisal (9,566,000 shares x
      $2.8175/share).......................................................                               26,952
                                                                                                         -------
                                                                                                          42,624
Net book value of assets sold:
   Oil and gas properties..................................................                              (37,388)
   Pipeline................................................................                                  (48)
                                                                                                         -------
Gross gain on sale.........................................................                                5,188
Estimated value of Delta option to repurchase 3,188,667 shares.............                               (2,681)
                                                                                                         -------
Net gain on sale...........................................................                                2,507
Portion of gain deferred (approximately 44%)...............................                               (1,104)
                                                                                                         -------
Net gain recorded..........................................................                              $ 1,403
                                                                                                         =======

       Under generally accepted accounting principles, the Company's gross gain on the sale is reduced by the fair value of Delta's option which was computed using the Black Scholes method. In addition, a portion of the net gain on the sale, equal to the Company's ownership interest in Delta after the transaction, was deferred and offset against the Company's investment in Delta in accordance with generally accepted accounting principles in the United States. The Company's investment in Delta at June 30, 2002, computed using the equity method of accounting (see below) is as follows:

Book value of the Company's initial investment in Delta (382,289 shares) prior
   to May 31, 2002.................................................................                       $1,733
Reduction of initial investment to market value upon conversion to equity
   method of accounting............................................................                         (184)
"Catch up" adjustment necessary to convert the Company's initial
   investment in Delta to the equity method retroactively..........................                         (165)
Value of Delta stock received in Delta transaction (9,566,000 shares)..............                       26,952
Portion of gain deferred (approximately 44%).......................................                       (1,104)
Estimated share of Delta loss for June 2002 (44% x $234)...........................                         (103)
                                                                                                         -------
                                                                                                         $27,129
                                                                                                         =======

       Under generally accepted accounting principles in the United States an adjustment is first made to reduce the Company's cost of Delta's stock to its market value before such market value is added to the Company's equity investment in Delta. Next, an adjustment is made to record the Company's share of Delta's net income (loss) under the equity method retroactively ("catch up" adjustment).

       Since Delta's fiscal year ends June 30th, Delta has not yet closed its books for the quarter ended June 30, 2002. As a result, the Company's share of Delta's results of operations for June 2002 is based upon estimates provided by Delta.

       The Company expects that its investment in Delta will exceed the Company's proportional share of Delta's equity by approximately $6,900 at closing, May 31, 2002. The Company currently believes that the excess should be allocated to Delta's potential legal recovery from its offshore California oil and gas leases but the Company is still awaiting additional information, including Delta's final determination of the valuation of its shares issued to

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


the Company, in order to finalize the allocation of such excess. Delta and eight other energy companies which own interests in oil and gas leases off the California coast have sued the United States Government for $1,200,000 for reimbursement damages for stalling their plans to develop these offshore oil and gas fields. The lawsuit was filed January 9, 2002 in the U.S. Court of Federal Claims in Washington, D.C. Delta's claim is far in excess of $152,000 plus exploration costs and related expenses. The Company expects to finalize the allocation of its excess investment in Delta within a year.

Note 7 - Related Parties
------------------------

       In August 2002, CECI purchased a 12.5% net profit interest in the Company's Romanian concession from an unaffiliated company for $8. An officer of the Company is a 10% shareholder in the unaffiliated company.

Note 8 - Income Taxes
---------------------

       The Company's deferred taxes are comprised of the following:

                                                                              June 30, 2002        September 30, 2001
                                                                              -------------        ------------------
                                                                              (Unaudited)
Deferred tax assets - gross........................................               $5,676                   $5,438
Valuation allowance................................................               (3,361)                  (3,559)
                                                                                  ------                   ------
Deferred tax assets - net..........................................               $2,315                   $1,879
                                                                                  ======                   ======


       At June 30, 2002, the Company determined that $3,361 of its gross deferred tax asset more likely than not would not be realized and thus decreased its valuation allowance from $3,559 to $3,361. If future taxable income (loss) is not as expected, the Company will change its valuation allowance.

Note 9 - Restricted Cash

       Restricted cash consists of the following:

                                                                                June 30, 2002       September 30, 2001
                                                                                -------------       ------------------
                                                                                 (Unaudited)
Funds supporting bond for Long Trusts Lawsuit......................               $4,006
Funds supporting letters of credit for operating bonds.............                  210                     $209
Escrowed funds for litigation settlement...........................                                           154
Drilling deposits in escrow - Romania..............................                                             7
                                                                                  ------                     ----
                                                                                  $4,216                     $370
                                                                                  ======                     ====


       The Company anticipates that the funds supporting letters of credit for operating bonds will be replaced by Delta before September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ("$000's" Omitted Except Share and Per Unit Amounts)

RESULTS OF OPERATIONS

       All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report are discussed below. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements in this paragraph.

       During the period from August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing exploration and production operations and the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent environmental liabilities of the Company and its refining subsidiaries.

   Exploration and Production

       As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, there has been no production to date from the Company's investments in Romania. As a result, the following exploration and production financial data for the nine month period ended June 30, 2002 represent only eight months of revenue and expense whereas the data for the nine month period ended June 30, 2001 represent a full nine months of revenue and expense.

                                                                                  Nine Months Ended June 30,
                                                                                  --------------------------
                                                                                   2002                 2001
                                                                                   ----                 ----
Production Volumes:
------------------
   Barrels of crude oil (net)......................................               178,933              202,038
   Mcf (thousand cubic feet) of natural gas (net)..................             2,160,170            2,393,829
   Mcf equivalents (net) *.........................................             3,233,768            3,606,057

Oil/Gas Prices:-
----------------
   Crude Oil/Barrel:
   -----------------
       Gross.......................................................                $21.50               $26.75
       Hedging effects.............................................
                                                                                   ------               ------
       Net of hedging..............................................                $21.50               $26.75
                                                                                   ======               ======

   Natural Gas/Mcf:
   ---------------
       Gross.......................................................                $ 2.49               $ 4.87
       Hedging effects.............................................
                                                                                   ------               ------
       Net of hedging..............................................                $ 2.49               $ 4.87
                                                                                   ======               ======

Oil and Gas Production Expenses/Mcf Equivalent.....................                $ 1.01               $ 1.48
----------------------------------------------                                     ======               ======

---------

* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

         Oil and gas sales decreased approximately $6,072 from the first nine months of fiscal 2001 to the first nine months of fiscal 2002 due to significant decreases in oil and gas prices. The average price per mcfe decreased from $4.73/mcfe for the nine months ended June 30, 2001 to $2.85/mcfe for the nine months ended June 30, 2002. The decline in the price received for natural gas was especially precipitous. For the nine months ended June 30, 2001, the average price received per mcf of natural gas sold was $4.87 versus only $2.49 per mcf for the nine months ended June 30, 2002.

         Oil and gas sales decreased approximately $1,761 as a result of decreases in oil and gas production. The production decrease was caused primarily by the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002. From the nine months ended June 30, 2001 to the nine months ended June 30, 2002 oil production decreased by 23,105 barrels and natural gas production decreased by 233,659 mcf.

         As a result of the $6,072 decrease in oil and gas sales due to a decrease in oil and gas prices and the $1,761 decrease due to a decrease in oil and gas production, there was a net decrease of $7,833 or 45.9% in oil and gas sales from the nine months ended June 30, 2001 to the nine months ended June 30, 2002.

         Oil and gas production expenses decreased $2,064 or 38.7% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. A portion of the decrease is attributable to the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002, resulting in only 8 months of production expense during the period ended June 30, 2002 versus nine months of production expenses during the same period in fiscal 2001. For the nine months ended June 30, 2002, such expenses were $1.01 per equivalent mcf of production versus $1.48 per equivalent mcf of production for the nine months ended June 30, 2001. The decrease in production expenses per equivalent mcf is primarily attributable to a higher amount of nonrecurring repairs and maintenance incurred during the nine months ended June 30, 2001 than were incurred during the nine months ended June 30, 2002. The higher level of repairs and maintenance expenses incurred during the nine month period ended June 30, 2001 related primarily to the wells acquired from AmBrit in June 1999 since it appeared AmBrit did not repair such wells pending their sale to the Company. Furthermore, oil and gas production expenses are typically not incurred ratably throughout any given year but are incurred when and if certain wells require repair and maintenance. As a result, such comparisons are more appropriate on an annual or a multi-year basis than on a nine month basis.

         General and administrative expenses increased $412 or 9.43% from the nine months ended June 30, 2001 to the nine months ended June 30, 2002. General and administrative expenses increased $951 primarily as a result of severance expenses related to employees who were or will be terminated as a result of the sale of the Company's oil and gas properties to Delta. These increases of $951 were offset by decreased legal, insurance and other expenses of $358 and by $181 of costs incurred during the nine months ended June 30, 2001 related to a previous effort by the Company to sell its oil and gas properties that terminated in December 2000 without a sale. This resulted in the net increase of $412.

         Depreciation, depletion and amortization increased $885 or 39.1% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. This net increase consists of a decrease of $23 in depreciation of equipment and furniture and fixtures from $102 to $79 and a $908 increase in depletion of oil and gas properties from $2,164 to $3,072. The increase in depletion is primarily attributable to an increase in the depletion rate. For the nine months ended June 30, 2002, the depletion rate was $.95 per mcfe versus $.60 per mcfe for the nine months ended June 30, 2001. The increase in depletion rate is indirectly attributable to the significant decreases in oil and gas prices that occurred between the two periods being compared. The reserve reports used to compute depletion rates are prepared annually as of September 30, the Company's fiscal year end. As a result of lower oil and gas prices at September 30, 2001 as compared to those at September 30, 2000, the Company's economic oil and gas reserves decreased significantly and the resultant cost per mcfe and depletion rate per mcfe increased significantly.

         Interest income decreased $525 from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. The decrease was caused by a significant decrease in invested cash and a decrease in the rate of interest earned on such invested cash.

         The following other income (expense) items are primarily related to the sale of the Company's domestic oil and gas properties to Delta at May 31, 2002 and have no counterpart during the nine months ended June 30, 2001:

         Gain on sale of domestic oil and gas properties..................................         $1,403
         Impairment provision - marketable securities.....................................          ($388)
         Equity in loss of Delta Petroleum Company before June 1, 2002....................          ($165)
         Equity in estimated loss of Delta Petroleum Company after May 31, 2002...........          ($103)
         Decrease in fair value of option granted to Delta Petroleum Corporation..........           $638


         The $1,403 recorded gain on the Delta sale is analyzed in Note 6 to the consolidated financial statements above. The impairment provision for marketable securities relates to 382,289 shares of Delta's common stock acquired by the Company in September 2000. The provision consists of a $204 impairment provision recorded in the quarter ended March 31, 2002 and a $184 provision recorded at June 30, 2002 to reduce the book value of the 382,289 shares of Delta to market value prior to accounting for the Company's investment in Delta using the equity method of accounting. The $638 decrease in the value of the option granted to Delta results in income because it decreases the option liability recorded by the Company in the Delta transaction. The equity in the estimated losses of Delta represent the Company's share (approximately 44%) of Delta's estimated losses. The estimated loss prior to May 31, 2002 is applicable only to the 382,289 shares of Delta owned by the Company before May 31, 2002 and approximates 3.5% of Delta's losses for the period from September 2000 to May 31, 2002. Of the $165 loss recorded, $56 was incurred during the period April 1, 2002 to May 31, 2002 and the remainder was incurred from October 1, 2001 to March 31, 2002. The estimated loss after May 31, 2002 applies to all 9,948,289 shares of Delta owned by the Company after closing of the Delta transaction on May 31, 2002. These shares represent approximately 44% of Delta's outstanding shares.

         The Company's equity in the loss of Networked Energy LLC ("Networked") increased $56 from $77 for the nine months ended June 30, 2001 to $133 for the nine months ended June 30, 2002. The increase results from increased expenses incurred by Networked, a start up company that has not yet earned operating revenue.

         The $435 tax benefit for the nine month period ended June 30, 2002 results primarily because of changes in the Company's expectations concerning its future taxable income. The Company decreased its valuation allowance by $198 at June 30, 2002, resulting in a deferred tax asset, net of $946 of accrued income taxes on appreciation of marketable securities, of $1,369.

         The tax provision for the nine months ended June 30, 2001 represents the utilization of a net deferred tax asset recorded at September 30, 2000 at an effective tax rate of 36%. The deferred tax asset at September 30, 2000 resulted when the Company reevaluated its ability to generate sufficient taxable income to utilize the gross deferred tax asset attributable to its tax carryforwards.

       Since November of 1996, the Company has reacquired 4,871,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2002, the Company used $2,041 from operating activities. During the same period the Company invested $838 in oil and gas properties and $150 in Networked. At June 30, 2002, the Company had $17,471 of unrestricted cash, $24,592 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002.

         At the present time the two most likely future courses of action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action is liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company could, however, continue to operate absent a decision to liquidate or stockholder approval of any future plan of liquidation. At the present time, the Company's directors are considering several courses of action based upon the current impasse with ChevronTexaco (see Note 4 to the consolidated financial statements). Since the Company's Board of Directors has discussed but not yet formally adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below. The Company's directors are currently leaning toward liquidation.

LIQUIDATION

         If a decision is made to liquidate, it is anticipated that the Company would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the contingent environmental claims and some current litigation. Such provision would include the Company's $3,886 letter of credit provided for its supersedeas bond as required by the Company's appeal of the Long Trust litigation (see Note 4 to the consolidated financial statements) and sufficient assets to provide a reasonable reserve for the Company's outstanding litigation claims and other liabilities. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the SEC seeking relief from continuous SEC reporting requirements. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

         a. Litigation - As noted above, the Company is a party in two significant unsettled lawsuits and has received a claim from ChevronTexaco for environmental remediation costs of $80,000-$150,000. Although the Company does not believe it has any material liabilities with respect to either lawsuit or with respect to ChevronTexaco's claim, these parties could undertake legal actions to prevent the Company from making liquidating distributions to its stockholders. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to litigate and prevail in such litigation (see Note 4 to the June 30, 2002 consolidated financial statements), ChevronTexaco's recovery could conceivably exceed the Company's net worth and prevent liquidating distributions to stockholders. ChevronTexaco could also conceivably sue larger stockholders of the Company after a distribution had been made. In addition, even if the Company's stockholders approve any future plan of liquidation, dissident stockholders of the Company could conceivably also take legal actions to prevent the Company from implementing any liquidation plan.

         b. Tax Risks - As a result of the Delta transaction, the Company received 9,566,000 shares of Delta's common stock in addition to the 382,289 shares of Delta common stock it previously owned. If the Delta stock price increases before any distribution to stockholders, the Company could be subject to federal and state income tax at the corporate level on the interim appreciation of Delta's stock if the Company's remaining tax carryforwards are not sufficient to offset income taxes on such appreciation. Under such circumstance the tax treatment is the same as if the Company sold its Delta shares for their fair market value and then distributed the proceeds to its stockholders. Such could be the case if there are delays in making distributions to stockholders and Delta's stock price increases in the interim. Any resulting gain would essentially constitute phantom income to the Company since the Company would realize a taxable gain without receiving any related proceeds.

         c. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would continue incurring the costs of being a public company while having no operating revenues to absorb such costs. Such costs are significant. The result would be a diminution of assets available for distribution to stockholders.

         d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade after the plan of liquidation is filed. In such a case, stockholders would not be able to trade their stock. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company's stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim.

         e. Liquidation of Assets - The Company's primary remaining assets consist of the Company's investments in Penn Octane Corporation ("Penn Octane") (1,343,000 shares) and Delta (9,948,289 shares). Although all of the Company's shares of Delta have recently been registered and most of the Company's shares of Penn Octane are already registered, both Penn Octane and Delta are small, thinly capitalized companies with small trading volumes and the Company may not be able to sell its Penn Octane stock and/or its Delta stock for their listed market prices if the Company needs cash to distribute to its stockholders or to liquidate liabilities. In addition, the

            Company owns a 50% interest in a Romanian drilling concession but has recently decided to sell that interest. The parties to the related joint venture planned to drill a wildcat well in the Black Sea but drilling has been postponed several times due to regulatory matters and difficulties in securing a drilling rig. The Company may not be able to sell its interest and recover any proceeds given the risks of international exploratory drilling. If the Company eventually participates in the wildcat well and it results in a dry hole, the Company would probably spend at least $1,000 by participating and such expenditures would reduce the cash available for future distributions to stockholders.

         f. Delta Repurchase Option - As noted above, Delta has the option to repurchase up to 3,188,667 of its shares from the Company until May 31, 2003 at $4.50/share. As a result, the Company will not be able to distribute or sell these shares until May 31, 2003 unless Delta exercises or waives its option sooner.

CONTINUING TO OPERATE

         If the Company does not liquidate but instead continues to operate, the Company would still be subject to several of the risks noted above, including litigation risk, the continuing public company administrative burden, the lack of liquidity and liquidation of asset risk (if the Company decides to liquidate its remaining assets). In addition, the Company would lack operating assets, operating personnel (since most of its personnel have already been severed) and a business to operate. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. Although some analysts believe it may be possible to acquire oil and gas properties at favorable prices at the present time or in the near future, there can be no assurance that such will be the case. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Furthermore, failure by the Company to be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities within one year following closing of the sale to Delta could subject the Company to federal regulation under the Investment Company Act of 1940, and this would result in even more significant regulatory compliance costs and obligations.

         In addition, if the Company continues to operate, it would be subject to the following continuing risk factors:

         a. Contingent environmental liabilities (see Note 4 to the consolidated financial statements).

         b. Public market for Company's stock - the small trading volumes in the Company's stock may create liquidation problems for large investors in the Company.

         c. Foreign country operating risks - if the Company participates, the possibility that the Company's costs to participate in the drilling of and, if successful, production from the wildcat well planned for the Black Sea could significantly exceed those estimated by the Company due to foreign political, operating and insurance risks.

         d. Other risks including general business risks, insurance claims against the Company in excess of insurance coverage, tax liabilities resulting from tax audits and litigation risk. (See Note 4 to the consolidated financial statements.)

CRITICAL ACCOUNTING POLICIES:

         The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

         The Company currently owns approximately 44% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's future income and decrease such investment by its share of Delta's future losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company expects that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $6,900 at closing. The Company has allocated such excess to Delta's contingent legal recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the Federal Government for breach of contract. Such contingent legal recovery is considered an intangible asset, and the Company will be required to evaluate the recoverability of such contingent legal recovery periodically and write it off or reduce it to the extent it is not deemed recoverable. If Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

       At June 30, 2002, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612, resulting in a recorded net liability of $2,404. As noted in Note 4 to the consolidated financial statements, ChevronTexaco has made a claim against the Company for environmental costs that have been estimated at $80,000-$150,000 and the Company and ChevronTexaco are currently discussing these claims against the Company. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the estimated realizable value of discontinued net refining assets and net refining liabilities retained as non current because it appears that these items will not be realized in the next year given the recent legal challenges by ChevronTexaco against the Plan of Liquidation of American Western (see Note 4 to the consolidated financial statements). The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

Future Distributions to Stockholders, If Any

       If the Company's Board of Directors decides to liquidate the Company, it is probable that the related plan of liquidation would contemplate distributions to stockholders of shares of Delta common stock and perhaps of other assets of the Company. If the Company distributes Delta stock or other assets to stockholders, the Company will first adjust the book value of the assets to be distributed to their fair market values, recognizing the resultant gain or loss as if the Company had first sold the related assets for their fair market values. The Company would then record the distribution as a charge to retained earnings equal to the adjusted book value (fair market value) of the assets being distributed.

Changes in the Value Allocated to the Delta's Repurchase Option

       As part of the Delta sale, the Company granted Delta an option to repurchase up to 3,188,667 of its shares for $4.50/share until May 31, 2003. At closing on May 31, 2002, the Company valued that option at $2,681 using the Black Scholes method. The Company will be required to account for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations. If the option expires by its own terms or is only partially exercised at expiration, the Company would then record a gain equal to the remaining book value of the unexercised options.

Valuation Allowance for Deferred Income Tax Asset

       At June 30, 2002, the Company recorded a valuation allowance of $3,361 offsetting its gross deferred tax asset of $5,676 at that date. The valuation allowance is based upon the Company's assessment of the Company's future prospects for generating future taxable income to utilize some or all of its deferred tax asset at June 30, 2002. At June 30, 2002, the Company has several assets where the Company's tax basis either exceeds or is less than the fair market value of the related assets. In addition, the Company is a party to several lawsuits and a claim for environmental indemnification for which the Company has recorded no liability. Finally, the Company expects to incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. Based upon its current analysis, the Company expects future taxable income only to the extent it will allow the Company to utilize only $2,315 of its gross deferred tax asset and has thus decreased its valuation allowance to $3,361 at June 30, 2002. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company has sold all of its oil and gas production and currently is not subject to market risk on the prices received for oil and gas production as in the past.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2001. Also see Note 4 to the June 30, 2002 financial statements included in Part I.

Item 6.    Exhibits and Reports on Form 8-K
           (A)   Exhibits:
                    Exhibit 11.1 -       Statement re: Computation of Earnings Per Share
                    Exhibit 99.1         Certification of Chief Executive Officer
                    Exhibit 99.2         Certification of Chief Financial Officer
           (B)                           Reports on Form 8-K: - Form 8-K dated
                                         May 31, 2002 concerning the Sale of the
                                         Company's Domestic Oil and Gas
                                         Properties to Delta Petroleum
                                         Corporation


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:  August 16, 2002                     CASTLE ENERGY CORPORATION
              ---------------



                                                  /s/ Richard E. Staedtler
                                                  ------------------------------
                                                  Richard E. Staedtler
                                                  Chief Financial Officer
                                                  Chief Accounting Officer