Form 10-K
period 2002-09-23
CASTLE ENERGY CORP
filed 2002-12-19
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________

                                    FORM 10-K


         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 2002

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________


________________________________________________________________________________

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

     As of December 13, 2002, there were 6,592,884 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $21,037,947 (5,009,035 shares at $4.20 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13.

                                           CASTLE ENERGY CORPORATION
                                                 2002 FORM 10-K
                                               TABLE OF CONTENTS


Item                                                                                                      Page
----                                                                                                      ----
                                                     PART I
                                                     ------

1. and 2.        Business and Properties..................................................................   1
       3.        Legal Proceedings........................................................................   5
       4.        Submission of Matters to a Vote of Security Holders......................................  10


                                                    PART II
                                                    -------

       5.        Market for the Registrant's Common Equity and Related Stockholder Matters................  11
       6.        Selected Financial Data..................................................................  12
       7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....  13
       8.        Financial Statements and Supplementary Data..............................................  23
       9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  62

                                                    PART III
                                                    --------

      10.        Directors and Executive Officers of the Registrant.......................................  63
      11.        Executive Compensation...................................................................  63
      12.        Security Ownership of Certain Beneficial Owners and Management...........................  63
      13.        Certain Relationships and Related Transactions...........................................  63

                                                    PART IV
                                                    -------

      14.        Controls and Procedures..................................................................  64
      15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  64

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

        References to Castle Energy Corporation mean "the Company", the parent, and/or one or more of its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships.

        From inception (February 1981) until September 2002, the Company operated in the exploration and production segment of the energy business. During this period the Company owned interests in oil and gas wells in fourteen states in the United States and participated in the drilling of five wildcat wells in Romania. For the periods from inception until August 1989 and from June 1999 to September 6, 2002, the exploration and production segment of the energy business was the only business in which the Company operated. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public company engaged in oil and gas exploration and production ("Delta"). On September 6, 2002, the Company sold all of its interests in Romania to the operator of its Romanian concession. Prior to these sales the Company owned interests in approximately 525 oil and gas wells in the United States and a fifty percent interest in several drilling concessions in Romania. As a result of these sales, the Company now owns no operating assets and is not directly involved in any business.

        During the period from August of 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary of the Company, owned the former Texaco Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois ("Indian Refinery"). Powerine Oil Company ("Powerine"), a former indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California ("Powerine Refinery"). By September 30, 1995, the Company's refining subsidiaries had terminated and discontinued all of their refining operations.

        During the period from December 31, 1992 to May 31, 1999, the Company, through two of its subsidiaries, was engaged in natural gas marketing and transmission operations. During this period one of the Company's subsidiaries sold natural gas to Lone Star Gas Company ("Lone Star") under a long-term gas sales contract. The subsidiaries also entered into two long-term gas sales contracts and one long-term gas supply contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), whose parent is Metallgesellschaft A.G. ("MGAG"), a large German conglomerate. All of the subsidiaries' gas contracts terminated on May 31, 1999. The Company has not replaced these contracts because it sold its pipeline assets to a subsidiary of Union Pacific Resources Corporation ("UPRC") in May 1997 and because it was unable to negotiate similar profitable long-term contracts since most gas purchasers then bought gas on the spot market.

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500,000. Network is a private company engaged in the planning, installation and operation of natural gas fueled energy generating facilities that supply power, heating and cooling services directly to retail customers with significant energy consumption to reduce their energy costs - especially during peak usage periods. In March 2002, the Company invested an additional $150,000 in Network, increasing its membership interest to 45%. Network is a start up company and recently entered into its first consulting contract.

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. As of December 13, 2002, 4,911,020 shares, representing approximately 69% of previously outstanding shares, had been repurchased and the Company's Board of Directors has authorized the purchase of up to 356,946 additional shares.

        As of December 13, 2002, the Company's primary assets are as follows:

        a. Approximately $14,000,000 of unrestricted cash.
        b. Approximately $4,100,000 of restricted cash.
        c. 1,343,600 shares of common stock of Penn Octane Corporation, a public company engaged in the transportation and sale of liquid propane gas to Mexico ("Penn Octane").
        d. 9,948,289 common shares of Delta, representing approximately 44% of Delta's outstanding common shares.
        e. A 45% membership interest in Network.

        In addition, the Company is involved in three lawsuits - see Item 3 - "Legal Proceedings."

                     OIL AND GAS EXPLORATION AND PRODUCTION

General

        On June 1, 1999, the Company consummated the purchase of all of the oil and gas properties of AmBrit Energy Corp. ("AmBrit"). The oil and gas properties purchased included interests in approximately 180 oil and gas wells in Alabama, Louisiana, Mississippi, Montana, New Mexico, Oklahoma, Texas and Wyoming, as well as undrilled acreage in several of these states. The effective date of the sale was January 1, 1999. The adjusted purchase price after accounting for all transactions between the effective date, January 1, 1999, and the closing date was $20,170,000. The entire adjusted purchase price was allocated to "Oil and Gas Properties - Proved Properties". Based upon reserve reports initially prepared by the Company's petroleum reservoir engineers, the proved reserves (unaudited) associated with the AmBrit oil and gas assets approximated 2,000,000 barrels of crude oil and 12,500,000 mcf (thousand cubic feet) of natural gas, which, together, approximated 150% of the Company's oil and gas reserves before the acquisition. In addition, the production acquired initially increased the Company's consolidated production by approximately 425%.

        In fiscal 1999, the Company entered into two drilling ventures to participate in the drilling of up to sixteen exploratory wells in south Texas. During fiscal 2000, the Company participated in the drilling of nine exploratory wells pursuant to the related joint venture operating agreements. Eight wells drilled resulted in dry holes and one well was completed as a producer. The Company has no further drilling obligations under these joint ventures and terminated participation in each drilling venture. The total cost incurred to participate in the drilling of the exploratory wells was $6,003,000.

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $890,000. In September 2000, the subsidiary sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The adjusted purchase price of $3,059,000 consisted of $1,122,000 cash plus 382,289 shares of Delta's common stock valued at the closing market price of $1,937,000.

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation, a public oil and gas exploration and production company ("Costilla"), by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five wildcat wells in Romania. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company was not able to obtain a sufficiently high gas price to justify future production. The Company subsequently agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002. The drilling of the Black Sea well was postponed several times because of the lack of suitable drilling rigs. On September 6, 2002, the Company's subsidiary, which owned a 50% interest in the Romanian drilling concessions, sold all of its interests to the operator of the concessions for $1. As a result, the Company owns no interests in Romania.

        In November and December 1999, the Company acquired additional outside interests in several Alabama and Pennsylvania wells, which it operated, for $2,580,000.

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

        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236,000 cash plus 9,566,000 shares of Delta's common stock. The $18,236,000 cash represented a $20,000,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764,000 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. In September 2002, the Company paid Delta $194,000 as a final purchase price adjustment, effectively reducing the cash portion of the sale to $18,042,000. Pursuant to the governing purchase and sale agreement the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share through May 31, 2003. As of December 13, 2002, Delta had not exercised any portion of its options.

        As a result of the sales to Delta and the operator of the Romanian concessions, the Company no longer directly owns any oil and gas properties. The Company's only oil and gas interests at September 30, 2002 and December 13, 2002 are those derived from its 44% ownership of Delta.

Properties

        Proved Oil and Gas Reserves

        Since the Company sold all of oil and gas properties by September 30, 2002, the Company does not directly own any proved oil and gas reserves at September 30, 2002. Nevertheless, proven oil and gas reserves can indirectly be attributed to the Company by virtue of the Company's 44% ownership of Delta. Such reserves are included in the unaudited reserve disclosures in Note 11 to the consolidated financial statement included in Item 8 to this Form 10-K.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2002, including production from acquired properties since the date of acquisition.

                                                                                    Fiscal Year Ended September 30,
                                                                                --------------------------------------
                                                                                   2002          2001          2000
                                                                                   ----          ----          ----
        Oil -- Bbls (barrels)..............................................       179,000        262,000       279,000
        Gas -- MCF (thousand cubic feet)...................................     2,254,000      3,083,000     3,547,000

        Production for the year ended September 30, 2002 only includes production for the period October 1, 2001 to May 31, 2002 since the Company sold all of its producing properties to Delta on May 31, 2002.

        Average Sales Price and Production Cost Per Unit

        The following table sets forth the average sales price per barrel of oil and MCF of gas produced by the Company, including hedging adjustments, if applicable, and the average production cost (lifting cost) per equivalent unit of production for the periods indicated. Production costs include applicable operating costs and maintenance costs of support equipment and facilities, labor, repairs, severance taxes, property taxes, insurance, materials, supplies and fuel consumed in operating the wells and related equipment and facilities.

                                                                                    Fiscal Year Ended September 30,
                                                                                    --------------------------------
                                                                                    2002          2001          2000
                                                                                    ----          ----          ----
       Average Sales Price per Barrel of Oil..................................     $21.51        $27.39        $27.94
       Average Sales Price per MCF of Gas.....................................     $ 2.48        $ 4.53        $ 2.87
       Average Production Cost per Equivalent MCF(1)..........................     $  .98        $ 1.59        $ 1.19

       --------------
       (1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        No production was hedged in fiscal 2001 or fiscal 2002.

        No sale price or production cost data are included in the above data for the period June 1, 2002 to September 30, 2002 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

        The average sales price per barrel of crude oil decreased $4.64 per barrel for the year ended September 30, 2000 as a result of hedging. The average sales price per mcf (thousand cubic feet) of natural gas decreased $.07 for the year ended September 30, 2000 as a result of hedging. Oil and gas sales were not hedged after July 2000.

        Productive Wells and Acreage

        The Company owned no productive wells or acreage at September 30, 2002, having sold all its interests in wells and acreage to Delta on May 31, 2002.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 2002 the number of gross and net productive and dry developmental and exploratory wells drilled, including wells drilled on acquired properties since the dates of acquisition.

                                                        Fiscal Year Ended September 30,
                  --------------------------------------------------------------------------------------------------------
                                 2002                                  2001                           2000
                  -----------------------------------   -------------------------------  ---------------------------------
                   United States           Romania       United States       Romania      United States         Romania
                  ----------------   -----------------  ---------------  --------------  --------------  -----------------
                  Productive   Dry   Productive   Dry   Productive  Dry  Productive Dry  Productive Dry  Productive    Dry
                  ----------   ---   ----------   ---   ----------  ---  ---------- ---  ---------- ---  ----------    ---
Developmental:
  Gross...........     --       2       --        --        17       4      --      --        9     --       --        --
  Net.............     --       1       --        --         4     1.3      --      --      4.5     --       --        --

Exploratory:
  Gross...........     --      --       --        --        --      --      --      3*        1      8       --         2
  Net.............     --      --       --        --        --      --      --    1.5*       .5   3.75       --         1

     * One well, in which the Company has a fifty percent (50%) interest, produced some volumes of natural gas when tested but the Company was not able to obtain a price for its production that made future operations economical.

                                   REGULATIONS

        The oil and gas exploration and production operations of the Company were subject to a number of local, state and federal environmental laws and regulations. Compliance with such regulation did not result in material expenditures.

        Most states in which the Company conducted oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of interests in a common reservoir. Most states also have regulations requiring permits for the drilling of wells and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. In recent years there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation resulted in increased legal and compliance costs to the Company.

        The Company was also subject to various state and Federal laws regarding environmental and ecological matters because it acquired, drilled and operated oil and gas properties. To alleviate the environmental risk, the Company carried $25,000,000 of liability insurance and $3,000,000 of special operator's extra expense (blowout) insurance for wells it drilled.

        As a result of the sale of all of its oil and gas properties to Delta on May 31, 2002, the Company is no longer directly subject to regulations governing oil and gas production and exploration.

        Since the Company's subsidiaries have disposed of their refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the Company has both contingent and litigated environmental exposures. See Items 3 and 7 of this Form 10-K and Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.

                         EMPLOYEES AND OFFICE FACILITIES

        As of December 13, 2002, the Company, through its subsidiaries, employed five personnel.

        The Company leases certain offices as follows:

        Office Location                           Function
        ---------------                           --------
        Radnor, PA                                Corporate Headquarters
        Blue Bell, PA                             Accounting and Administration
        Oklahoma City, Oklahoma                   Legal

        The leases governing the Company's offices include standard provisions for fixed rentals that escalate 3-4% annually over the period of the lease, reimbursement of allocated shares of utility costs (minor) and the right to sublease subject to landlord approval. The last office lease expires in April 2005. The lease commitment of the Company are set forth in Note 13 to the Consolidated Financial Statements in Item 8 to this Form 10-K.

        The Company is currently attempting to sublease most of its Radnor, Pennsylvania and Blue Bell, Pennsylvania offices or terminate the related leases on favorable terms.

ITEM 3. LEGAL PROCEEDINGS

        Environmental Liabilities

        ChevronTexaco Litigation

        On August 13, 2002, three subsidiaries of ChevronTexaco, Inc. (collectively, "ChevronTexaco") filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the EPA and others, that ChevronTexaco has or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under CERCLA, OPA and the Solid Waste Disposal Act, as amended, ("RCRA").

        History

        In December 1995, IRLP sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation has been delayed primarily because of legal challenges by Texaco, and now ChevronTexaco.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and had investigated and remediated surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its inactive refining subsidiaries as potentially responsible parties for the expected clean-up of an area of approximately 1,000 acres, which the EPA later designated as the Indian Refinery-Texaco Lawrenceville Superfund Site. In addition, eighteen other parties were named including Texaco and a subsidiary of Texaco which had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

        In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA information request in January 2000.

        Claims by Texaco

        On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries were liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and legal contentions for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims. In October 2001, Texaco merged with Chevron and the merged Company was named ChevronTexaco.

        In May 2002, the Company received a letter from ChevronTexaco which asserted a new claim against the Company and its subsidiaries pursuant to the Oil Pollution Act of 1990 ("OPA") for costs and damages incurred or to be incurred by ChevronTexaco resulting from actual or threatened discharges of oil to navigable waters at or near the Indian Refinery. ChevronTexaco estimated these costs and damages to be $20,500,000.

        The Company's general counsel subsequently corresponded with ChevronTexaco and the Company voluntarily provided a number of documents requested by ChevronTexaco. In June 2002, ChevronTexaco's counsel indicated to the Company's general counsel that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company, which the Company promptly and voluntarily supplied to ChevronTexaco.

        In August 2002, the Company's management and special counsel met with legal and management representatives of ChevronTexaco in an effort to resolve outstanding issues. At the meeting a special outside counsel of ChevronTexaco asserted claims against the Company based upon newly expressed legal theories. ChevronTexaco also informed the Company that residential landowners adjacent to the Indian Refinery site had recently filed a toxic torts suit against ChevronTexaco in Illinois state court. The meeting ended in an impasse.

        Litigation

        On August 13, 2002, ChevronTexaco filed the above litigation in federal court. By letter dated August 28, 2002, ChevronTexaco tendered the Illinois state court litigation to the Company for indemnification, but the Company promptly responded, denying responsibility. The Company has retained Bryan Cave LLP as trial counsel.

        On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. The Federal District Court has not set a preliminary trial date for this matter due to the complexity of this matter and the crowded docket of the Court. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

        The central argument to both ChevronTexaco's contractual and statutory claims is that the Company should be treated as a "successor" and "alter ego" of certain of its present and former subsidiaries, and thereby should be held directly liable for ChevronTexaco's claims against those entities. ChevronTexaco makes this argument notwithstanding the fact that the Company never directly owned the refinery or was a party to any of the disputed contracts. ChevronTexaco has also claimed that the Company itself directly operated the refinery. The leading opinion in this area of the law, as issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), supports the Company's positions.

        Estimated gross undiscounted clean-up costs for this refinery are at least $80,000,000-$150,000,000 according to public statements by Texaco to the Company and third parties. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy five years the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and its subsidiaries might be further reduced. As an added factor, IRLP has already expended or contributed substantial sums to study and remediate environmental contamination at the Indian Refinery, including that caused by Texaco, which should be credited against any allocation made against the Company and its subsidiaries.

        The Company and its special counsel, Reed Smith LLP, believe that ChevronTexaco's previous and current claims, including ChevronTexaco's newly expressed legal theories, are utterly without merit and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against any person, including the Company.

        Contingent Environmental Liabilities

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome or timing of these matters due to inherent uncertainties. If funds for environmental clean-up are not provided by former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be held responsible or could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault.

        Although any environmental liabilities related to the Indian Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation.

        As noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and requested and received relevant information from the Company and ChevronTexaco has tendered the defense of a state court toxic torts action to the Company. Whether or not the Company is ultimately held liable in the current litigation or other proceedings, it is probable that the Company will incur substantial legal fees and experience a diversion of corporate resources.

        Powerine

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

        Although any environmental liabilities related to the Powerine Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. EMC, which assumed the environmental liabilities of Powerine, sold the Powerine Refinery to an unrelated party, which we understand is still seeking financing to restart that refinery.

    Other Litigation


        Long Trusts Lawsuit

        In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries other defendants, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150,000 of unpaid joint interests billings plus interest, attorneys' fees and court costs.

        After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting the plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700,000. The Company and its subsidiaries and the plaintiffs subsequently filed notices of appeal and each party submitted legal briefs with the Tyler Court of Appeals in April 2002 and reply briefs in June and July 2002. In October 2002, the Company and the plaintiffs argued the case before the Tyler Court of Appeals. A decision from that court is expected in fiscal 2003.

        Special counsel to the Company, Jenkens & Gilchrist, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and general counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal, which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886,000 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until the Long Trusts Lawsuit is adjudicated. Having sold all of its domestic oil and gas properties, the Company no longer has any oil and gas assets with which to collateralize the bond.

        Pilgreen Litigation

        As part of the oil and gas properties acquired from AmBrit in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. The Company and the operator signed an agreement to release $282,000 of the suspended revenue attributable to CTOGLP's ORRI in the Pilgreen well to CTOGLP subject to judicial approval. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $151,000 of the suspended CTOGLP Pilgreen #2ST production proceeds of which $120,000 is for the Company's account and $31,000 is for Delta's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

        CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well accruing to the Company's interest is $66,000.

        In August 2002, $282,000 was released to the Company of which $249,000 was recorded as income by the Company and the remaining $33,000 paid to Delta.

        The Company's policy with respect to any amounts recovered is to record them as income only when and if such amounts are actually received.

        Dominion Litigation

        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy to be approximately $1,180,000. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion are currently examining land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The Company is contesting this matter vigorously and has accordingly made no provision for Dominion's claim in its September 30, 2002 financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2002.

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

                                                                      2002               2001                2000
                                                                 ---------------   ----------------     ----------------
                                                                 High       Low     High       Low       High       Low
                                                                 -----     -----   -----      -----     ------     -----
       First Quarter (December 31)...........................    $7.24     $4.46   $7.73      $5.92     $ 9.67     $5.50
       Second Quarter (March 31).............................    $6.99     $5.20   $6.94      $5.60     $10.56     $4.81
       Third Quarter (June 30)...............................    $6.85     $5.59   $6.92      $5.67     $ 6.50     $4.63
       Fourth Quarter (September 30).........................    $6.82     $3.64   $6.47      $4.21     $ 7.75     $6.25

        The final sale of the Company's Common Stock as reported by the NNM on December 13, 2002 was at $4.20.

        Dividends:

        On June 30, 1997, the Company's Board of Directors adopted a policy of paying regular quarterly cash dividends of $.05 per share on the Company's common stock. Commencing July 15, 1997, dividends have been paid quarterly except for the quarter ended June 30, 2002. As with any company, the declaration and payment of future dividends are subject to the discretion of the Company's Board of Directors and will depend on various factors.

Approximate Number of Holders of Common Stock

        As of December 13, 2002, the Company's Common Stock was held by approximately 3,000 stockholders.

        Equity Compensation Plans of the Company

      Information with respect to outstanding options to acquire the Company's stock pursuant to equity compensation plans of the Company as of September 30, 2002 is as follows:


                                                                                   1992 Equity
                                                                                  Incentive Plan       Other       Total
                                                                                  --------------       -----      -------
        Shares under option......................................................    750,000          60,000      810,000
        Weighted average exercise price..........................................      $5.41           $3.79        $5.29
        Shares available for future issuance under existing plans................    937,500               0      937,500

        The Company's 1992 Equity Incentive Plan was approved by shareholders and adopted by the Company in 1993. The other options issued were not pursuant to any plan. (See Note 16 to the consolidated financial statements included in Item 8 of Form 10-K.)

ITEM 6. SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2002, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. See Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2002. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.


                                                                        For the Fiscal Year Ended September 30,
                                                          ----------------------------------------------------------------
                                                                       (in Thousands, except per share amounts)
                                                            2002           2001         2000          1999          1998
                                                            ----           ----         ----          ----          ----
Net sales:
  Natural gas marketing and transmission .............                                              $50,067        $70,001
  Exploration and production .........................    $  9,445       $21,144       $17,959      $ 7,190        $ 2,603
Gross Margin:
  Natural gas marketing and transmission (gas
    sales less gas purchases) ........................                                              $19,005        $26,747
  Exploration and production (oil and gas sales less
    production expenses) .............................      $6,178       $13,745       $11,765      $ 4,802        $ 1,828
Income (loss) before provision for (benefit of)
  income taxes........................................     ($1,017)      $ 2,097       $ 2,778      $11,222        $15,260
Net income (loss) from continuing operations per share
  outstanding (diluted)...............................       ($.32)         $.25          $.71         $.99          $1.22
Dividends declared per common shares outstanding......        $.15          $.20          $.20         $.25           $.15

                                                                                         September 30,
                                                          ----------------------------------------------------------------
                                                            2002           2001          2000         1999          1998
                                                            ----           ----          ----         ----          ----
Total assets..........................................    $ 51,941       $59,118       $63,295      $60,796        $67,004
Long-term obligations.................................           0             0             0            0              0
Redeemable preferred stock............................           0             0             0            0              0
Capital leases........................................           0             0             0            0              0

    Share data have been retroactively restated to reflect the 200% stock dividend that was effective January 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   ("$000's" Omitted Except Per Unit Amounts)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

General

    From August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. As a result, the Company accounted for its refining operations as discontinued operations in the Company's financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of operations has been confined to the results of continuing operations and the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent and litigated environmental liabilities of the Company and/or its inactive refining subsidiaries.

Fiscal 2002 versus Fiscal 2001

Exploration and Production

    As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. As a result, the following exploration and production financial data for the year ended September 30, 2002 represent only eight months of revenue and expense whereas the data for the year ended September 30, 2001 represent a full twelve months of revenue and expense.

                                                                                    Fiscal Year Ended September 30,
                                                                                  -------------------------------
                                                                                     2002                2001
                                                                                     ----                ----
        Production Volumes:
        -------------------
             Barrels of crude oil (net)....................................           179,000             262,000
             Mcf (thousand cubic feet) of natural gas (net)................         2,254,000           3,083,000
             Mcf equivalents (net) (mcfe) *................................         3,328,000           4,655,000

        Oil/Gas Prices:-
        ---------------
             Crude Oil/Barrel:
             -----------------
             Gross                                                                     $21.51              $27.39
             Hedging effects...............................................            ------              ------
             Net of hedging ...............................................            $21.51              $27.39
                                                                                       ======              ======

             Natural Gas/Mcf:
             ---------------
             Gross                                                                      $2.48              $ 4.53
             Hedging effects...............................................             -----              ------
             Net of hedging ..............................................              $2.48              $ 4.53
                                                                                        =====              ======

             Oil and Gas Production Expenses/Mcf Equivalent................             $ .98              $ 1.59
             ----------------------------------------------                             =====              ======

---------------------
* Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

        Oil and gas sales decreased approximately $5,670 from fiscal 2001 to fiscal 2002 due to significant decreases in oil and gas prices. The average price per mcfe decreased from $4.54/mcfe for the year ended September 30, 2001 to $2.84/mcfe for the year ended September 30, 2002. The decline in the price received for natural gas was especially precipitous. For the year ended September 30, 2001, the average price received per mcf of natural gas sold was $4.53 versus only $2.48 per mcf for the year ended September 30, 2002.

        Oil and gas sales decreased approximately $6,029 as a result of decreases in oil and gas production. The production decreases were caused primarily by the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002. From the year ended September 30, 2001 to the year ended September 30, 2002 oil production decreased by approximately 83,000 barrels and natural gas production decreased by 829,000 mcf.

        As a result of the $5,670 decrease in oil and gas sales due to a decrease in oil and gas prices and the $6,029 decrease due to a decrease in oil and gas production, there was a net decrease of $11,699 or 55.3% in oil and gas sales from the year ended September 30, 2001 to the year ended September 30, 2002.

        Oil and gas production expenses decreased $4,132 or 55.8% from fiscal 2001 to fiscal 2002. A significant portion of the decrease is attributable to the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002, resulting in only eight months of production expense during the year ended September 30, 2002 versus twelve months of production expenses during the year ended September 30, 2001. For the year ended September 30, 2002, such expenses were $.98 per equivalent mcf of production versus $1.59 per equivalent mcf of production for the year ended September 30, 2001. The decrease in production expenses per equivalent mcf is primarily attributable to a higher volume of nonrecurring repairs and maintenance incurred during the year ended September 30, 2001 than were incurred during the year ended September 30, 2002. The higher level of repairs and maintenance expenses incurred during the year ended September 30, 2001 related primarily to the wells acquired from AmBrit in June 1999 since it appeared AmBrit did not repair such wells pending their sale to the Company. Furthermore, oil and gas production expenses are typically not incurred ratably throughout any given year but are incurred when and if certain wells require repair and maintenance. As a result, such comparisons are more appropriate on a multi-year basis than on an annual basis.

        General and administrative expenses increased $292 or 4.9% from the year ended September 30, 2001 to the year ended September 30, 2002. General and administrative expenses increased $998 as a result of severance expenses primarily related to employees who were terminated or whose compensation was reduced as a result of the sale of the Company's oil and gas properties to Delta. Legal fees also increased significantly as a result of the Texaco lawsuit (see Item 3 of this Form 10-K). These increases were partially offset by decreased insurance and compensation expenses and by $181 of non-recurring costs incurred during the year ended September 30, 2001 related to a previous effort by the Company to sell its oil and gas properties that terminated in December 2000 without a sale. These offsetting factors resulted in the net increase of $292.

        Depreciation, depletion and amortization decreased $319 or 9.2% from fiscal 2001 to fiscal 2002. This net decrease consists of a decrease of $43 in depreciation of equipment and furniture and fixtures from $122 to $79 and a $276 decrease in depletion of oil and gas properties from $3,348 to $3,072. For the year ended September 30, 2002, the depletion rate was $.92 per mcfe versus $.72 per mcfe for the year ended September 30, 2001. The increase in the depletion rate is indirectly attributable to the significant decreases in oil and gas prices that occurred between the two periods being compared. The reserve reports used to compute depletion rates are prepared annually as of September 30, the Company's fiscal year end. As a result of lower oil and gas prices at September 30, 2001 as compared to those at September 30, 2000, the Company's economic oil and gas reserves decreased significantly and the resultant cost per mcfe and depletion rate per mcfe increased significantly. The Company did not cause its reserves to be evaluated at September 30, 2002, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4).

        Interest income decreased $484 from fiscal 2001 to fiscal 2002. The decrease was caused by a significant decrease in the average balance of invested cash and a decrease in the rate of interest earned on such invested cash.

        The following operating items for the year ended September 30, 2002 have no counterpart for the year ended September 30, 2001:

         Gain on sale of domestic oil and gas properties     $1,295
                                                             ======
         Loss on sale of unproved Romanian properties       ($  311)
                                                             ======

        The $1,295 gain recorded on the Delta sale is analyzed in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. The $311 loss on the sale of the unproven Romanian properties results from the Company's sale of its remaining interest in Romania. The Company had originally intended to participate in a wildcat well in the Black Sea but instead sold its interest before drilling commenced. The Company has been informed that such drilling subsequently resulted in a dry hole.

        The following other income (expense) items for the year ended September 30, 2002 are primarily related to the sale of the Company's domestic oil and gas properties to Delta at May 31, 2002 and have no counterpart during the year ended September 30, 2001.

        Impairment provision - marketable securities...................................    ($  388)
        Equity in loss of Delta Petroleum Company before June 1, 2002..................    ($  165)
        Equity in loss of Delta Petroleum Company after May 31, 2002...................    ($  433)
        Decrease in fair value of option granted to Delta Petroleum Corporation........     $2,250

        The impairment provision for marketable securities relates to 382,289 shares of Delta's common stock acquired by the Company in September 2000. The provision consists of a $204 impairment provision recorded in the quarter ended March 31, 2002 and a $184 provision recorded effective May 31, 2002 to reduce the book value of the 382,289 shares of Delta then owned by the Company to market value prior to accounting for the Company's investment in Delta using the equity method of accounting. The $2,250 decrease in the value of the option granted to Delta is the result of a decrease in the fair value of the option which, in turn, resulted from a decrease in Delta's share price. The equity in the estimated losses of Delta represent the Company's share of Delta's estimated losses. The loss prior to May 31, 2002 is applicable only to the 382,289 shares of Delta owned by the Company before May 31, 2002 and approximates 3.4% of Delta's losses for the period from October 1, 2001 to May 31, 2002. The loss after May 31, 2002 applies to all 9,948,289 shares of Delta owned by the Company after the closing of the Delta transaction on May 31, 2002. These shares represent approximately 44% of Delta's outstanding shares.

        The Company's equity in the loss of Network increased $77 from $99 for the year ended September 30, 2001 to $176 for the year September 30, 2002. The increase results from increased expenses incurred by Network, a start up company that has not yet earned operating revenue. The Company owns 45% of Network.

        The $1,085 tax provision for the year ended September 30, 2002 results primarily because of changes in the Company's expectations that it will not generate future taxable income. The Company increased its valuation allowance by $1,438 at September 30, 2002, resulting in a deferred tax asset, net of $274 of accrued income taxes on appreciation of marketable securities, of $521. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

        Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

Fiscal 2001 vs Fiscal 2000

OIL AND GAS SALES

        Oil and gas sales increased $3,185 or 17.7% from fiscal 2000 to fiscal 2001. An analysis of the increase is as follows:

                                                                        Fiscal Year Ended September 30,
                                                                        -------------------------------       Increase
                                                                           2001               2000           (Decrease)
                                                                           ----               ----           ----------
        Production (Net):
          Barrels of crude oil..................................           262,000            279,000           (17,000)
          Mcf of natural gas....................................         3,083,000          3,547,000          (464,000)
          Equivalent net of natural gas.........................         4,655,000          5,221,000          (566,000)

        Oil and Gas Sales:
          Before hedging........................................           $21,144            $19,487           $ 1,657
          Effect of hedging.....................................                               (1,528)            1,528
                                                                           -------            -------           -------
          Net of hedging........................................           $21,144            $17,959           $ 3,185
                                                                           =======            =======           =======

        Average Price/MCFE:
          Before hedging                                                   $  4.54            $  3.73           $   .81
          Effect of hedging                                                                     (0.29)             0.29
                                                                           -------            -------           -------
          Net                                                              $  4.54            $  3.44           $  1.10
                                                                           =======            =======           =======

        Analysis of Increase:
         Price (5,221,000 mcfe x $.81/mcfe).....................                                                $ 4,229
         Volume (566,000 mcfe x $4.54/mcfe).....................                                                 (2,570)
         Decrease in hedging losses.............................                                                  1,528
         Rounding...............................................                                                     (2)
                                                                                                                -------
                                                                                                                $ 3,185
                                                                                                                =======

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

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation, depletion and amortization increased $261 on 8.1% from fiscal 2000 to fiscal 2001. The components of depreciation, depletion and amortization were as follows:

                                                                                            Year Ended September 30,
                                                                                        ---------------------------------
                                                                                                                 Increase
                                                                                         2001         2000      (Decrease)
                                                                                        ------       ------     ----------
        Depreciation and amortization of furniture and fixtures and equipment.....      $  122       $  219          ($ 97)
        Depreciation, depletion and amortization of oil and gas properties........       3,348        2,990            358
                                                                                        ------       ------           ----
                                                                                        $3,470       $3,209           $261
                                                                                        ======       ======           ====

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

        See Note 10 to the consolidated financial statements included in Item 8 of this Form 10-K concerning the impairment of the Company's domestic oil and gas revenues.

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

        The composition of other income (expense) for the years ended September 30, 2001 and 2000 is as follows:

                                                                                                   Year Ended September 30,
                                                                                                   ------------------------
                                                                                                     2001            2000
                                                                                                     ----            ----
        Litigation recovery (costs).........................................................                         ($45)
        Miscellaneous.......................................................................         $42               70
                                                                                                     ---              ---
                                                                                                     $42              $25
                                                                                                     ===              ===

PROVISION FOR INCOME TAXES

        The tax provisions (benefit) for the years ended September 30, 2001 and 2000 consist of the following components:

                                                                                                Year Ended September 30,
                                                                                                ------------------------
                                                                                                 2001             2000
                                                                                                 ----             ----
           Decrease in net deferred tax asset using 36% Federal and state blended
            tax rate........................................................................     $ 808          $    948
           Change in valuation allowance....................................................      (431)           (3,204)
           Other (primarily revisions of previous estimates)................................         4               (35)
                                                                                                 -----          --------
                                                                                                 $ 381           ($2,291)
                                                                                                  ====          ========

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended September 30, 2002, the Company used $3,639 from operating activities. During the same period the Company invested $810 in oil and gas properties and $150 in Network. At September 30, 2002, the Company had $15,539 of unrestricted cash, $21,279 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002.

        In December 2002, the Company loaned an additional $125 to Network.

        At the present time the two most likely future courses of action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action is liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company's Board of Directors has not, however, formally adopted a plan of liquidation given the recent lawsuit filed by ChevronTexaco. (See Item 3 to this Form 10-K.) The Company's general counsel, management and special counsel believe ChevronTexaco's claims are without merit and that ChevronTexaco is using the legal system to disrupt the Company's business activities and to coerce the Company to pay ChevronTexaco a settlement in order to allow the Company to liquidate. The Company expects that it will incur significant legal costs to defend itself against ChevronTexaco's lawsuit. The Company's management and Board of Directors are continuously monitoring the legal situation. Since the Company's Board of Directors has discussed but not yet formally adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below.

LIQUIDATION

        If a decision is made to liquidate, the Company anticipates that it would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the contingent and litigated environmental claims and other current litigation. Such provision would include the Company's $4,020 certificate of deposit provided for the letter of credit supporting its supersedeas bond as required for the Company's appeal of the Long Trust litigation plus interest (see Item 3 to this Form 10-K) and sufficient assets to provide a reasonable reserve for the Company's other outstanding litigation liabilities, if any, including any outstanding contingent environmental litigation and other liabilities. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the Securities and Exchange Commission ("SEC") seeking relief from continuing SEC reporting requirements. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

        a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to any of these lawsuits, any or several of the plaintiffs in these lawsuits could undertake legal actions to prevent the Company from making liquidating distributions to its stockholders. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (see Item 3 of this Form 10-K), ChevronTexaco's recovery could conceivably exceed the Company's net worth and prevent liquidating distributions to stockholders. ChevronTexaco could also conceivably sue larger stockholders of the Company after a distribution had been made. In addition, even if the Company's stockholders approve any future plan of liquidation, dissident stockholders of the Company could conceivably also take legal actions to prevent the Company from implementing any liquidation plan.

        b. Tax Risks - As a result of the Delta transaction, the Company received 9,566,000 shares of Delta's common stock in addition to the 382,289 shares of Delta common stock it previously owned. If Delta's stock price increases before any distribution to stockholders, the Company could be subject to federal and state income tax at the corporate level on the interim appreciation of Delta's stock if the Company's remaining tax carryforwards are not sufficient to offset income taxes on such appreciation. Under such circumstance the tax treatment is the same as if the Company had sold its Delta shares for their fair market value and then distributed the proceeds to its stockholders. Such could be the case if there are delays in making distributions to stockholders and Delta's stock price increases in the interim. Any resulting gain would essentially constitute phantom income to the Company since the Company would realize a taxable gain without receiving any related proceeds.

        c. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would continue incurring the costs of being a public company while having no operating revenues to absorb such costs. Such costs are significant and probably will increase in the future given the myriad of post Enron regulatory requirements that are currently being mandated. The result would be a diminution of assets available for distribution to stockholders.

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

        e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investments in Penn Octane Corporation (1,343,000 shares) and Delta (9,948,289 shares). Although all of the Company's shares of Delta have recently been registered and most of the Company's shares of Penn Octane are already registered, both Penn Octane and Delta are small, thinly capitalized companies with small trading volumes and the Company may not be able to sell its Penn Octane stock and/or its Delta stock for their listed market prices if the Company needs cash to distribute to its stockholders or to liquidate liabilities. In addition, the Company owns 45% of Network. Network is a private limited liability company with no public market for its membership units. As a result, the Company expects that it would be difficult at the present time to sell its interest in Network if liquidation is required.

CONTINUING TO OPERATE

        If the Company does not liquidate but instead continues to operate, the Company would still be subject to several of the risks noted above, including litigation risk, the continuing public company administrative burden, the lack of liquidity and liquidation of asset risk (if the Company decides to liquidate its remaining assets). The Company estimates that its annual general and administrative costs, if it continues to exist as a public company, would be $700-$900, excluding litigation - related legal costs. In addition, the Company would lack operating assets, operating personnel (since most of its personnel have already been severed) and a business to operate. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. For example, few analysts believe it is possible to acquire oil and gas properties at favorable prices at the present time or in the near future given current high prices for oil and gas production and reserves. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Furthermore, failure by the Company to be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities within one year following closing of the sale to Delta could subject the Company to federal regulation under the Investment Company Act of 1940, and this would result in even more significant regulatory compliance costs and obligations.

        In addition, if the Company continues to operate, it would continue to be subject to the following risk factors:

        a. Contingent and litigated environmental liabilities (see Item 3 to this Form 10-K).

        b. Public market for Company's stock - the small trading volumes in the Company's stock may create liquidation problems for large investors in the Company.

        c. Other risks including general business risks, insurance claims against the Company in excess of insurance coverage, tax liabilities resulting from tax audits and litigation risk.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company currently owns no oil or gas reserves and is thus no longer directly subject to market risks with respect to oil and gas prices.

        At September 30, 2002 and December 13, 2002, the Company owned 9,948,289 shares of Delta and 1,343,600 shares of Penn Octane. Both Delta and Penn Octane are thinly traded public companies with small market capitalizations. The stock price of each company has fluctuated significantly in the last three years and thus the Company's investments in Delta and Penn Octane remain subject to significant changes in the market prices of these stocks and limited liquidity.

INFLATION AND CHANGING PRICES

        The Company currently has no active business and thus does not expect inflation and changing prices to affect its future results of operations in a material manner.

NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. The Company does not expect that its adoption of SFAS No. 142 will have a material effect on its future financial position or results of operations.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company will adopt this statement effective October 1, 2002. The Company does not expect that adoption of this statement will have a material effect on its future financial position or results of operations.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company adopted SFAS No 144 effective October 1, 2002. The Company does not expect that adoption of this statement will have a material effect on its future financial position or results of operations.

        Statement of Financial Accounting Standards No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company expects to adopt SFAS No. 145 on October 1, 2003. The Company does not expect that adoption of this statement will have a material effect on its future financial position or results of operations.

        Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002.

CRITICAL ACCOUNTING POLICIES:

        The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

        The Company currently owns approximately 44% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $6,900 at closing. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company will be required to evaluate the recoverability of the leases periodically and write them off or reduce them to the extent it is not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

        At September 30, 2002, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612 resulting in a recorded net liability of $2,406. As noted in Note 13 to the consolidated financial statements included in Item 8 to this Form 10-K. ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the estimated realizable value of discontinued net refining assets and net refining liabilities retained as non current because it appears that these items will not be realized in the next year given the recent lawsuit filed against the Company by ChevronTexaco (see Item 3 to this Form 10-K). The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

Future Distributions to Stockholders, If Any

        If the Company's Board of Directors decides to liquidate the Company, it is probable that the related plan of liquidation would contemplate distributions to stockholders of shares of Delta common stock and perhaps of other assets of the Company. If the Company distributes Delta stock or other assets to stockholders, the Company will first adjust the book value of the assets to be distributed to their fair market values, if appropriate, for an indicated impairment of value, recognizing the resultant loss. The Company would then record the distribution as a charge to retained earnings equal to the book value of the assets being distributed.

Changes in the Value Allocated to the Delta's Repurchase Option

        As part of the Delta sale, the Company granted Delta an option to repurchase up to 3,188,667 of its shares for $4.50/share until May 31, 2003. At closing on May 31, 2002, the Company valued that option at $2,682 using the Black Scholes method. The Company will be required to account for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations. At September 30, 2002, the value of option had been reduced to $432 and the Company had recorded a $2,250 gain. If the option expires by its own terms or is only partially exercised at expiration, the Company would then record a gain equal to the remaining book value of the unexercised options. If Delta exercises the option the Company would record a gain per share exercised equal to the difference between $4.50 and the book value per share at the time of exercise.

Valuation Allowance for Deferred Income Tax Asset

        At September 30, 2002, the Company recorded a valuation allowance of $4,997 offsetting its gross deferred tax asset of $5,792 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at September 30, 2002 based on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits including a complaint for environmental indemnification for which the Company has recorded no liability. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

RECENT SALES OF UNREGISTERED SECURITIES: NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                  Page
                                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000................        24
Consolidated Balance Sheets as of September 30, 2002 and 2001..............................................        25
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000................        26
Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years
       Ended September 30, 2002, 2001 and 2000.............................................................        28
Notes to the Consolidated Financial Statements.............................................................        29

INDEPENDENT AUDITORS' REPORT...............................................................................        61

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                               CASTLE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ("$000's" Omitted Except Share and Per Share Amounts)


                                                                                       Year Ended September 30,
                                                                              ----------------------------------------
                                                                                 2002           2001           2000
                                                                                 ----           ----           ----
Revenues:
    Oil and gas sales...................................................      $    9,445     $   21,144     $   17,959
    Gain on sale of domestic oil and gas properties.....................           1,295
                                                                              ----------     ----------     ----------
                                                                                  10,740         21,144         17,959
                                                                              ----------     ----------     ----------

Expenses:
    Oil and gas production..............................................           3,267          7,399          6,194
    General and administrative..........................................           6,289          5,997          5,755
    Depreciation, depletion and amortization............................           3,151          3,470          3,209
    Impairment of unproved properties (Romania).........................                          2,765            832
    Loss on sale of unproven Romanian properties........................             311
                                                                              ----------     ----------     ----------
                                                                                  13,018         19,631         15,990
                                                                              ----------     ----------     ----------

Operating income (loss).................................................          (2,278)         1,513          1,969
                                                                              ----------     ----------     ----------

Other income (expense):
    Interest income.....................................................             157            641            784
    Other income........................................................              16             42             25
    Impairment provision - marketable securities........................            (388)
    Decrease in fair value of option granted to Delta
       Petroleum Corporation ...........................................           2,250
    Equity in loss of Networked Energy LLC..............................            (176)           (99)
    Equity in loss of Delta Petroleum Corporation
       before June 1,2002...............................................            (165)
    Equity in estimated loss of Delta Petroleum Corporation
       after May 31, 2002...............................................            (433)
                                                                              ----------     ----------     ----------
                                                                                   1,261            584            809
                                                                              ----------     ----------     ----------

Income (loss) before provision for (benefit of) income taxes............          (1,017)         2,097          2,778
                                                                              ----------     ----------     ----------

Provision for (benefit of) income taxes:
      State.............................................................              30             11            (64)
      Federal...........................................................           1,055            370         (2,227)
                                                                              ----------     ----------     ----------
                                                                                   1,085            381         (2,291)
                                                                              ----------     ----------     ----------

Net income (loss).......................................................      ($   2,102)    $    1,716     $    5,069
                                                                              ==========     ==========     ==========

Net income (loss) per share:
      Basic.............................................................      ($     .32)    $      .26     $      .73
                                                                              ==========     ==========     ==========
      Diluted...........................................................      ($     .32)    $      .25     $      .71
                                                                              ==========     ==========     ==========

    Weighted average number of common and potential dilutive common shares outstanding:
      Basic.............................................................       6,629,376      6,643,724      6,939,350
                                                                              ==========     ==========     ==========
      Diluted...........................................................       6,744,900      6,818,855      7,102,803
                                                                              ==========     ==========     ==========



                 The accompanying notes are an integral part of these consolidated financial statements

                                                CASTLE ENERGY CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                  ("$000's" Omitted Except Share and Per Share Amounts)



                                                                                                    September 30,
                                                                                              -------------------------
                                                                                                2002             2001
                                                                                                ----             ----
                                         ASSETS
Current assets:
    Cash and cash equivalents.........................................................        $ 15,539         $  5,844
    Restricted cash...................................................................           4,230              370
    Accounts receivable...............................................................             108            2,787
    Marketable securities.............................................................           3,046            6,722
    Prepaid expenses and other current assets.........................................             197              277
    Estimated realizable value of discontinued net refining assets....................                              612
    Deferred income taxes.............................................................             429            1,879
                                                                                              --------         --------
      Total current assets............................................................          23,549           18,491
Estimated realizable value of discontinued net refining assets........................             612
Property, plant and equipment, net:
    Natural gas transmission..........................................................                               51
    Furniture, fixtures and equipment.................................................             153              222
    Oil and gas properties, net (full cost method):
      Proved properties (United States)...............................................                           39,843
      Unproved properties not being amortized (Romania)...............................                              110
Investment in Networked Energy LLC....................................................             375              401
Investment in Delta Petroleum Corporation.............................................          26,886
Deferred income taxes.................................................................             366
                                                                                              --------         --------
      Total assets....................................................................        $ 51,941         $ 59,118
                                                                                              ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..................................................................        $    330         $    331
    Accounts payable..................................................................             413            3,543
    Accrued expenses..................................................................             821              292
    Accrued taxes on appreciation of marketable securities............................             274              900
    Fair value of options granted to Delta Petroleum Corporation......................             432
    Net refining liabilities retained.................................................                            3,016
                                                                                              --------         --------
      Total current liabilities.......................................................           2,270            8,082
Net refining liabilities retained.....................................................           3,016
Long-term liabilities.................................................................              11                9
                                                                                              --------         --------
      Total liabilities...............................................................           5,297            8,091
                                                                                              --------         --------
Commitments and contingencies.........................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at September 30, 2002 and 2001.........................           5,752            5,752
    Additional paid-in capital........................................................          67,365           67,365
    Accumulated other comprehensive income - unrealized gains on marketable
      securities, net of taxes........................................................             487            1,600
    Retained earnings.................................................................          39,707           42,816
                                                                                              --------         --------
                                                                                               113,311          117,533
    Treasury stock at cost - 4,911,020 shares at September 30, 2002 and 4,871,020
      shares at September 30, 2001....................................................         (66,667)         (66,506)
                                                                                              --------         --------
      Total stockholders' equity......................................................          46,644           51,027
                                                                                              --------         --------
      Total liabilities and stockholders' equity......................................        $ 51,941         $ 59,118
                                                                                              ========         ========




                 The accompanying notes are an integral part of these consolidated financial statements

                                                    CASTLE ENERGY CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ("$000's" Omitted Except Share and Per Share Amounts)



                                                                                                  Year Ended September 30,
                                                                                            ------------------------------------
                                                                                             2002           2001          2000
                                                                                             ----           ----          ----
Cash flows from operating activities:
    Net income (loss).............................................................          ($2,102)      $  1,716      $  5,069
                                                                                             ------       --------      --------
    Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation, depletion and amortization...................................            3,151          3,470         3,209
       Decrease in fair value of option granted to Delta Petroleum Corporation....           (2,250)
       Impairment of foreign unproved properties..................................                           2,765           832
       Deferred income tax expense (benefit)......................................            1,085            377        (2,256)
       Gain on sale of domestic oil and gas properties............................           (1,295)
       Loss on sale of unproved Romanian properties...............................              311
       Impairment of marketable securities........................................              388
       Equity in loss of Networked Energy LLC.....................................              176             99
       Equity in loss of Delta Petroleum Corporation..............................              598
       Changes in assets and liabilities:
          (Increase) decrease in restricted cash..................................           (3,860)         1,372          (972)
          Decrease in accounts receivable.........................................            2,678            971         1,414
          (Increase) decrease in prepaid expenses and other current assets........               80            (26)          343
          Decrease in other assets................................................                                            29
          Increase (decrease) in accounts payable.................................           (3,130)         1,110          (436)
          Increase (decrease) in accrued expenses.................................              529             27          (537)
          Increase in other long-term liabilities.................................                2              3             6
                                                                                            -------       --------      --------
              Total adjustments...................................................           (1,537)        10,168         1,632
                                                                                            -------       --------      --------
              Net cash flow provided by (used in) operating activities............           (3,639)        11,884         6,701
                                                                                            -------       --------      --------
Cash flows from investment activities:
    Investment in note receivable - Penn Octane Corporation.......................                                          (500)
    Investment in marketable securities...........................................                             (34)
    Proceeds from sale of oil and gas assets......................................           15,478             48         1,427
    Investment in other oil and gas properties....................................             (810)       (15,449)      (11,226)
    Investment in Networked Energy LLC............................................             (150)          (150)         (350)
    Purchase of furniture, fixtures and equipment.................................               (7)           (82)         (173)
    Other.........................................................................                                           (35)
                                                                                            -------       --------      --------
              Net cash provided by (used in) investing activities.................           14,511        (15,667)      (10,857)
                                                                                            -------       --------      --------

                                                     (continued on next page)

                      The accompanying notes are an integral part of these consolidated financial statements

                                                     CASTLE ENERGY CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        ("$000's" Omitted)
                                                  (continued from previous page)



                                                                                                   Year Ended September 30,
                                                                                           --------------------------------------
                                                                                             2002          2001            2000
                                                                                             ----          ----            ----
Cash flows from financing activities:
   Acquisition of treasury stock .................................................             (161)         (572)         (5,208)
   Dividends paid to stockholders ................................................           (1,016)       (1,326)         (1,363)
                                                                                           --------     ---------        --------
         Net cash (used in) financing activities..................................           (1,177)       (1,898)         (6,571)
                                                                                           --------     ---------        --------
Net increase (decrease) in cash and cash equivalents..............................            9,695        (5,681)        (10,727)
Cash and cash equivalents - beginning of period...................................            5,844        11,525          22,252
                                                                                           --------     ---------        --------
Cash and cash equivalents - end of period.........................................         $ 15,539     $   5,844         $11,525
                                                                                           ========     =========         =======

Supplemental disclosures of cash flow information are as follows: Cash paid during the period:
      Income taxes................................................................                      $      11        $    188
                                                                                                        =========        ========

   Accrued dividends..............................................................         $    330     $     331        $    333
                                                                                           ========     =========        ========
   Conversion of Penn Octane Corporation note and accrued interest receivable
      to marketable securities....................................................                      $     521
                                                                                                        =========
   Unrealized gain (loss) on investment in available-for-sale marketable
       securities.................................................................         ($ 1,113)     ($ 3,071)       $  2,275
                                                                                           ========     =========        ========
   Exchange of oil and gas properties for Delta Petroleum Corporation
      common stock................................................................         $ 26,952                      $  1,937
                                                                                           ========                      ========

Estimated value of Delta option to repurchase 3,188,667 Delta shares..............         $  2,682
                                                                                           ========



                      The accompanying notes are an integral part of these consolidated financial statements

                                                      CASTLE ENERGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   AND OTHER COMPREHENSIVE INCOME
                                             ("$000's" Omitted Except Per Share Amounts)


                                                      Years Ended September 30, 2002, 2001 and 2000
                                   -------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                       Common Stock     Additional                   Other                Treasury Stock
                                     ------------------   Paid-In Comprehensive  Comprehensive Retained  -----------------
                                     Shares      Amount   Capital     Income   Income (Loss)   Earnings  Shares     Amount     Total
                                     ------      ------   -------  ----------- -------------   --------  ------     ------     -----
Balance - October 1, 1999.......    6,828,646    $3,414   $67,365                 $ 2,396    $41,054  4,282,217  ($60,726)  $53,503
Stock split ratio retroactively
 applied .......................    4,675,258     2,338                                       (2,338)
                                    ---------    ------   -------                 -------    -------  ---------  --------   -------
Balance-September 30, 1999 -
 restated ......................   11,503,904     5,752    67,365                   2,396     38,716  4,282,217   (60,726)   53,503
Stock acquired..................                                                                        508,803    (5,208)   (5,208)
Dividends declared ($.20 per share)                                                           (1,363)                        (1,363)
Comprehensive income:
  Net income....................                                     $ 5,069                   5,069                          5,069
  Other comprehensive income:
     Unrealized gain on  marketable
     securities, net of tax.....                                       2,275        2,275                                     2,275
                                                                     -------
                                                                     $ 7,344
                                   ----------    ------   -------    =======      -------    -------  ---------  --------   -------
Balance - September 30, 2000....   11,503,904     5,752    67,365                   4,671     42,422  4,791,020   (65,934)   54,276

Stock acquired..................                                                                         80,000      (572)     (572)
Dividends declared ($.20 per share)                                                           (1,322)                        (1,322)
Comprehensive income:
  Net income....................                                     $ 1,716                   1,716                          1,716
  Other comprehensive income (loss):
     Unrealized gain (loss) on
       marketable securities, net of tax                              (3,071)      (3,071)                                   (3,071)
                                                                     -------
                                                                     ($1,355)
                                   ----------    ------   -------    =======      -------    -------  ---------  --------   -------
Balance - September 30, 2001....   11,503,904     5,752    67,365                   1,600     42,816  4,871,020   (66,506)   51,027

Stock acquired..................                                                                         40,000      (161)     (161)
Dividends declared ($.15 per share)                                                           (1,007)                        (1,007)
Comprehensive income (loss):
  Net income (loss).............                                     ($2,102)                 (2,102)                        (2,102)
  Other comprehensive income (loss):
     Unrealized gain (loss) on
       marketable securities, net of tax                              (1,113)      (1,113)                                   (1,113)
                                                                     --------
                                                                     ($3,215)
                                   ----------    ------   -------     ======      -------    -------  ---------  --------   -------
Balance - September 30, 2002....   11,503,904    $5,752   $67,365                 $   487    $39,707  4,911,020  ($66,667)  $46,644
                                   ==========    ======   =======                 =======    =======  =========  ========   =======



                       The accompanying notes are an integral part of these consolidated financial statements


                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 1 - BUSINESS AND ORGANIZATION

        Business

        References to Castle Energy Corporation mean the Company, the parent, and/or one or more of its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships.

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mr. Joseph L. Castle II, Chairman of the Board and Chief Executive Officer, and his wife owned approximately twenty-three percent (23%) of the Company's outstanding common stock at September 30, 2002 and December 13, 2002.

        Exploration and Production

        From inception until May 31, 2002, the Company was engaged in the exploration and production segment of the energy business. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public exploration and production company engaged in exploration and production ("Delta"). On September 6, 2002, a subsidiary of the Company sold all of its interests in oil and gas concessions in Romania to the operator of the Romanian concessions. As a result of these sales, the Company owns no operating assets and is not currently directly engaged in any active business. Nevertheless, as the result of its 44% ownership of Delta, the Company is still indirectly involved in the exploration and production business - see
Note 4.

        Natural Gas Marketing

        In December 1992, the Company acquired a long-term natural gas sales contract with Lone Star Gas Company ("Lone Star Contract"). The Company also entered into two long-term gas sales contracts and one long-term gas purchase contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), which, in turn, is a United States subsidiary of Metallgesellschaft A.G. ("MGAG"), a German conglomerate. In May 1997, the Company sold its Rusk County, Texas natural gas pipeline to a subsidiary of Union Pacific Resources Corporation ("UPRC") and thus exited the gas transmission business while still conducting gas marketing operations. Effective May 31, 1999, the aforementioned gas sales and gas purchases contracts expired by their own terms and were not replaced by other third party gas marketing business. With the exception of the Long Trusts Lawsuit (see Note 13), the Company and its subsidiaries are not involved with any matters related to their former natural gas marketing business.

        Refining

        IRLP

        The Company indirectly entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by one of the Company's subsidiaries, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, IRLP sold the Indian Refinery assets to American Western Refining, L.P. ("American Western"). American Western subsequently filed for bankruptcy and sold the Indian Refinery to an outside party which has substantially dismantled it. American Western subsequently filed a Plan of Liquidation and is awaiting confirmation of that Plan by the governing bankruptcy court. If the Plan is confirmed, IRLP expects to receive $612 which it intends to distribute to its vendors.

        In August 2002, ChevronTexaco sued the Company and two of its inactive subsidiaries concerning environmental liabilities related to the Indian Refinery (see Note 12).

        Powerine

        In October 1993, a former subsidiary of the Company purchased Powerine Oil Company ("Powerine"), the owner of a refinery located in Santa Fe Springs, California (the "Powerine Refinery"), from MG. On September 29, 1995, Powerine sold substantially all of its refining plant to Kenyen Projects Limited ("Kenyen"). On January 16, 1996, Powerine merged into a subsidiary of Energy Merchant Corp. ("EMC"), an unaffiliated entity, and EMC acquired the Powerine Refinery from Kenyen. EMC subsequently sold that refinery to an outside party which, we are informed, continues to seek financing to restart it.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        As a result of the transactions with American Western, Kenyen and EMC, the Company's refining subsidiaries disposed of their interests in the refining business. The results of refining operations were shown as discontinued operations in the Consolidated Statement of Operations for the year ended September 30, 1995 and retroactively. Discontinued refining operations have not impacted operations since fiscal 1995. Amounts on the consolidated balance sheet reflect the remaining assets and liabilities from discontinued refining operations. Such amounts remain on the consolidation balance sheet pending final resolution.

        Networked Energy LLC

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500. Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers. In March 2002, the Company invested an additional $150 in Network, increasing its interest to 45%. Network is a start up company and recently acquired its first contract.

        After the sale of all of the Company's domestic oil and gas properties to Delta, the Company's management and Board of Directors were leaning toward liquidation of the Company and distribution of the Company's assets to its stockholders. Such liquidation has been suspended as a result of the lawsuit filed against the Company by ChevronTexaco (see Note 12).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 2002, 2001 and 2000 - during which time the Company and its subsidiaries operated only in the exploration and production segment of the energy business. References should be made to Forms 10-K for prior periods for summaries of accounting principles applicable to the Company's discontinued refining operations and the Company's previous natural gas marketing business.

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

        Marketable Securities

        The Company currently classifies its investment securities, other than those accounted for on the equity method, as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. At such time gain or loss is included in earnings. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security results.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over four to five years. Such periods are the estimated useful lives of such furniture, fixtures and equipments.

        Oil and Gas Properties

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method by country using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the related property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between the cost and the value of the remaining proved reserves, in which case a gain or loss is recognized. The Company accounts for all unincorporated entities involved in oil and gas exploration and production using proportionate gross financial presentation. Under the proportionate gross basis, the Company records its share of assets and liabilities on the balance sheet and related operating data in its income statement. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax-effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to current expense. Amortization and excess capitalized costs, if any, are computed separately for the Company's investment in Romania.

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

        Impairment of Long-Term Assets

        The Company reviews its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition were less than the carrying amount of the asset, an impairment loss would have been recognized. Measurement of an impairment loss would have been based on the fair market value of the asset. Impairment for oil and gas properties was computed in the manner described above under "Oil and Gas Properties."

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Gas Balancing

        Gas balancing activities have been immaterial during the periods reported.

        Investments In Network and Delta

        The Company's investments in Network and Delta (the Company owns 45% of Network and 44% of Delta at September 30, 2002) are recorded on the equity method. Under this method, the Company records its share of Network's and Delta's income or loss with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as reductions in the carrying value of the Company's investment.

        The Company's investment in Network exceeded the fair value of the Company's share of Network's assets. Such excess was allocated to goodwill and amortized on a straight-line method over forty (40) years until September 30, 2002. Commencing October 1, 2002, amortization of goodwill has been replaced with periodic tests for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No.
142). Per SFAS No. 142 the Company will be required to perform a transitional impairment test by March 31, 2003 (See Note 7).

        The Company's investment in Delta exceeded the Company's proportional share of Delta's equity. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The ownership interests are considered an intangible asset and the Company is required to evaluate the recoverability of such asset periodically and write them off or reduce them to the extent they are not deemed recoverable (see Note
8).

        If Network and/or Delta incurs significant recurring losses in the future and/or the market value of either of their stocks declines significantly, the Company's investments may be impaired and the Company will then be required to recognize such impairment.

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

        Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS 109 also requires that deferred tax assets, if any, be reduced by a valuation allowance based upon whether realization of such deferred tax asset is or is not more likely than not. (See Note 17)

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Derivative Instruments

        Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" {"SFAS No. 138"), an Amendment of SFAS No. 133, was issued. SFAS 133 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS No. 133 effective October 1, 2000. The Company ceased hedging its oil and gas production in July 2000. At September 30, 2002, Delta held an option to acquire 3,188,667 of its shares held by the Company for $4.50/share until May 31, 2003. Pursuant to SFAS No. 133, the Company accounts for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations.

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

        New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. The Company will be required to perform transitional impairment tests quarterly starting December 31, 2002. The Company will be required to perform transitional impairment tests periodically starting December 31, 2002. The Company does not expect that its adoption of SFAS No. 142 will have a material effect on its results of operations or financial position. See Notes 7 and 8.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) related financial statement disclosures. SFAS No. 143 requires that asset retirement costs be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted the statement effective October 1, 2002. The Company does not expect that adoption of this statement will affect either its future financial position or results of operations as it currently has no long lived assets to which SFAS No. 143 would apply.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company adopted SFAS No 144 effective October 1, 2002. The Company does not believe that adoption of this statement will have a material effect on its future financial position or results of operations.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Statement 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003, and the Company expects to adopt SFAS No. 145 on October 1, 2003. The Company does not expect that adoption of this statement will have a material impact on the Company's future financial condition or results of operations.

        Statement 146, Accounting Exit or Disposal Activities ("SFAS No. 146") was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.

NOTE 3 - DISCONTINUED REFINING OPERATIONS

        Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 1999 to September 30, 2002 is as follows:

                                                                                   Estimated
                                                                               Realizable Value
                                                                                of Discontinued           Net Refining
                                                                              Net Refining Assets     Liabilities Retained
                                                                              -------------------     --------------------
        Balance - October 1, 1999..........................................           $ 800                  $3,205
        Cash transactions..................................................                                    (153)
        Adjustment of vendor liabilities...................................                                     152
                                                                                      -----                  ------
        Balance - September 30, 2000.......................................             800                   3,204
        Cash transactions..................................................                                     (80)
        Adjustment of vendor liabilities...................................                                      80
        Adjustments resulting from American Western's Plan of
          Liquidation                                                                  (188)                   (188)
                                                                                      -----                  ------
        Balance - September 30, 2001.......................................             612                   3,016
        Adjustment of liabilities..........................................                                    (106)
        Cash transactions..................................................                                     106
                                                                                      -----                  ------
        Balance - September 20, 2002.......................................           $ 612                  $3,016
                                                                                      =====                  ======

        As of September 30, 2002, the estimated realizable value of discontinued net refining assets consisted of $612 of estimated recoverable proceeds from the American Western note. The estimated value of net refining liabilities retained consisted of net vendor liabilities of $1,281 and accrued costs related to discontinued refining operations of $2,049, offset by cash of $314.

        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and transactions consummated by American Western and IRLP subsequently with others and includes management's best estimates of the amounts expected to be realized upon the complete disposal of the refining segment. "Net refining liabilities retained" includes management's best estimate of amounts expected to be paid and amounts expected to be realized upon the settlement of this net liability. The amounts the Company ultimately realizes or pays could differ materially from such amounts.

        See Note 12.

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

        Offshore Louisiana Property Acquisition

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company, a public company engaged in oil and gas exploration and development ("Whiting"). The adjusted purchase price was $890.

        In September 2000, the subsidiary sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The adjusted purchase price of $3,059 consisted of $1,122 cash plus 382,289 shares of Delta's common stock valued at the market price or $1,937 (see Note 6).

        Investment in Romanian Concessions

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation, a public oil and gas exploration and production company ("Costilla"), by the Romanian government. The Company paid Costilla $65 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five onshore wildcat wells. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company was not able to obtain a sufficiently high gas price to justify future production and elected not to undertake an offset drilling program where the fifth well was drilled. As a result, the Company recorded impairment provisions of $2,765 and $832 for the years ended September 30, 2001 and 2000, respectively, for costs incurred for the five onshore wells. In fiscal 2001, the Company also agreed to participate in the drilling of a sixth well offshore in the Black Sea. In August 2002, the Company purchased a 12.5% net profit interest in the Company's 50% interest in the Romanian concessions from an unaffiliated company for $8. On September 6, 2002, the Company sold all of its interests in Romania to the operator of the Romanian concessions for one dollar, resulting in a loss on the sale of $311.

        See Note 10.

        Other Exploration and Production Investments

        In November and December 1999, the Company acquired additional outside interests in several Alabama and Pennsylvania wells, which it operated until May 31, 2002, for $2,580.

        East Texas Property Acquisition

        On April 30, 2001, the Company consummated the purchase of several East Texas oil and gas properties from a private company. The effective date of the purchase was April 1, 2001. These properties included majority interests in twenty-one (21) operated producing oil and gas wells and interests in approximately 6,500 gross acres in three counties in East Texas. The Company estimated the proved reserves acquired were approximately 12.5 billion cubic feet of natural gas and 191,000 barrels of crude oil. The consideration paid, net of purchase price adjustments, was $10,040. The Company used its own internally generated funds to make the purchase.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236 cash plus 9,566,000 shares of Delta's common stock. The $18,236 cash represented a $20,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. It did not include an estimated $2,564 of net production revenue (oil and gas sales less oil and gas production expenses) applicable to production subsequent to October 1, 2001 that the Company did not receive but has been or will be received by Delta. In September 2002, the Company paid Delta an additional $194, as the final purchase price adjustment, resulting in net cash proceeds of $18,042. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing. That option was valued at $2,682 at May 31, 2002 using the Black Scholes method. The Delta stock received by the Company was valued at $26,952 based upon an evaluation by an independent appraiser, excluding the value of the option granted to Delta. The value of the 9,566,000 shares of Delta stock was based upon a share price of $4.025, the average price on the closing date, May 31, 2002, discounted by 30%. The Company believes that the 30% discount to the traded price is reasonable due to the illiquidity of Delta's stock and other factors. As a result of the sale, the Company owns approximately 44% of Delta, which was accounted for under the equity method effective May 31, 2002.

        For book purposes the Company recorded a gain on the sale of its domestic oil and gas properties to Delta of $1,295 as follows:

        Proceeds received
          Cash price at October 1, 2001, effective date...........................    $20,000
          Cash flow received by the Company October 1, 2001-May 31 2002...........     (1,764)
          Final purchase price adjustment.........................................       (194)
          Estimated production revenue earned by the Company October 1,
            2001 to May 31, 2002 but received by or to be received by Delta.......     (2,564)
                                                                                      -------
                                                                                                        15,478
          Value of Delta stock received per appraisal (9,566,000 shares x
            $2.8175/share.........................................................                      26,952
                                                                                                      --------
                                                                                                        42,430
        Net book value of assets sold:
          Oil and gas properties..................................................                     (37,388)
          Pipeline................................................................                         (48)
                                                                                                       -------
        Gross gain on sale........................................................                       4,994
        Estimated value of Delta option to repurchase 3,188,667 shares............                      (2,682)
                                                                                                       -------
        Net gain on sale..........................................................                       2,312
        Portion of gain deferred (approximately 44%)..............................                      (1,017)
                                                                                                       -------
        Net gain recorded.........................................................                     $ 1,295
                                                                                                       =======

        Under generally accepted accounting principles, the Company's gross gain on the sale is reduced by the fair value of Delta's option which was computed using the Black Scholes method. In addition, a portion of the net gain on the sale, equal to the Company's ownership interest in Delta after the transaction, was deferred and offset against the Company's investment in Delta in accordance with generally accepted accounting principles in the United States. The Company's investment in Delta at September 30, 2002, computed using the equity method of accounting (see below), is as follows:

        Book value of the Company's initial investment in Delta (382,289 shares) prior
          to May 31, 2002...................................................................              $ 1,733
        Reduction of initial investment to market value upon conversion to equity
          method of accounting..............................................................                 (184)
        "Catch up" adjustment necessary to convert the Company's initial
          investment in Delta to the equity method retroactively............................                 (165)
        Value of Delta stock received in Delta transaction (9,566,000 shares)...............               26,952
        Portion of gain deferred (approximately 44%)........................................               (1,017)
        Estimated share of Delta loss for period June 1, 2002 to September 30, 2002
          (44% x 984).......................................................................                 (433)
                                                                                                          -------
                                                                                                          $26,886
                                                                                                          =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Prior to May 31, 2002, the Company owned 382,289 shares of Delta, which represented approximately 3.4% of Delta. At May 31, 2002, the Company was required to account for their initial investments under the equity method.

        Under generally accepted accounting principles in the United States an adjustment was first made to reduce the Company's cost of Delta's stock to its market value before such market value is added to the Company's equity investment in Delta. Next, an adjustment was made to record the Company's share of Delta's net income (loss) under the equity method retroactively ("catch up" adjustment).

        The Company's investment in Delta exceeded its proportional share of Delta's equity by approximately $6,900 at closing, May 31, 2002. The Company has allocated the excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from its offshore California oil and gas leases. Delta and eight other energy companies which own interests in oil and gas leases off the California coast have sued the United States for in excess of $1,200,000 for reimbursement damages for breach of contract with respect to these offshore oil and gas fields.

        See Note 8.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                                        September 30,
                                                                                                     ------------------
                                                                                                      2002         2001
                                                                                                     ------        ----
        Drilling deposits in escrow - Romania.................................................                     $  7
        Funds supporting letters of credit issued for operating bonds.........................       $  210         209
        Funds escrowed for Larry Long litigation settlement...................................                      154
        Funds supporting bond posted for Long Trusts Lawsuit, including $134 of accrued
          interest............................................................................        4,020
                                                                                                     ------        ----
                                                                                                     $4,230        $370
                                                                                                     ======        ====

        The drilling deposits in escrow - Romania - were included in the assets sold to the operator of the Romanian concessions in September 2002 (see Note 4).

        The funds supporting letters of credit issued for operating bonds are being replaced by Delta and it is expected that these funds will no longer be restricted by March 31, 2003.

        See Note 13 concerning the funds supporting the bond posted for the Long Trusts Lawsuits.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 6 - MARKETABLE SECURITIES

        The Company's investment in marketable securities consists of common shares of Penn Octane Corporation, a public company that sells liquid propane gas into Mexico ("Penn Octane"), Delta and ChevronTexaco Corporation. The Company's investments in Penn Octane, Delta and ChevronTexaco common stock and options to buy Penn Octane stock were as follows:

                                                                   Common Stock
                                                             ------------------------
                                                             Penn Octane       Delta       Chevron/Texaco      Total
                                                             -----------       -----       --------------      -----
        September 30, 2002:
         Cost..............................................       $2,271                         $14           $2,285
         Unrealized gain (loss)............................          763                          (2)             761
                                                                  ------                         ---           ------
         Book value (market value).........................       $3,034                         $12           $3,046
                                                                  ======                         ===           ======

        September 30, 2001:
         Cost .............................................       $2,271       $1,937            $14           $4,222
         Unrealized gain ..................................        3,308         (808)                          2,500
                                                                  ------       ------            ---           ------
         Book value (market value) ........................       $5,579       $1,129            $14           $6,722
                                                                  ======       ======            ===           ======

        The fair market values of Penn Octane, Delta and Chevron/Texaco shares were based on one hundred percent (100%) of the closing price on the last trading day in the Company's fiscal year.

        At September 30, 2002 and 2001, the fair market values of the Penn Octane shares include $38 and $164, respectively, related to options to acquire Penn Octane common stock held by the Company. The value of such options was computed using the Black-Scholes method (see Note 16).

        As a result of the receipt of 9,566,000 shares of Delta's common stock in conjunction with the sale of all of its domestic oil and gas properties to Delta on May 31, 2002, the Company henceforth owned approximately 44% of Delta and commenced accounting for Delta using the equity method of accounting (see Notes 4 and 8).

        The Company owned 1,343,600 shares of Penn Octane and 177 shares of Chevron/Texaco at September 30, 2002. Of these 1,067,667 shares of Penn Octane and all 177 shares of Chevron/Texaco were registered. The remaining shares are either in the process of being registered or the Company has registration rights with respect to such shares. At September 30, 2002, the Company also owned options to purchase 74,067 common shares of Penn Octane common stock at $2.50 per share. These options expire in December 2003.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 7 - INVESTMENT IN NETWORKED ENERGY LLC

        The Company's investment in Network and its percentage ownership of Network's membership interests were as follows:

                                                                                                    September 30,
                                                                                                --------------------
                                                                                                2002            2001
                                                                                                ----            ----
        Investment.........................................................................     $650            $500
        Cumulative share of Network's losses...............................................     (256)            (90)
        Accumulated amortization of goodwill...............................................      (19)             (9)
                                                                                                ----            ----
                                                                                                $375            $401
                                                                                                ====            ====

        Percentage of Network's membership units owned.....................................      45%             35%
                                                                                                 ===             ===

        The Company accounts for its investment in Network using the equity method of accounting (see Note 2). In fiscal 2002 the Company invested an additional $150 in Network, increasing its ownership from 35% to 45%.

        The components of the Company's equity in Network losses are as follows:

                                                                                               Year Ended September 30,
                                                                                               ------------------------
                                                                                                2002            2001
                                                                                                ----            ----
        Share of Network's losses, excluding amortization of goodwill......................     $167            $90
        Amortization of goodwill...........................................................        9              9
                                                                                                ----            ---
                                                                                                $176            $99
                                                                                                ====            ===

        The differences between the Company's investment in Network and the Company's share of Network's underlying equity was $375 at September 30, 2002. The Company allocated the difference to goodwill and amortized such differences over 40 years on a straight-line method until September 30, 2002. Under the provision of SFAS No. 142, commencing October 1, 2002, the Company will periodically test such goodwill for impairment rather than amortizing it on a straight-line basis over 40 years. The Company is required to compare the carrying value of goodwill to its fair value as of October 1, 2002 by March 31, 2003.

        Network's membership units are held by the Company and one other member who owns 55% of Network. The membership interests are not publicly traded.

        See Notes 2 and 22.

NOTE 8 - INVESTMENT IN DELTA PETROLEUM CORPORATION

        The Company's investment in Delta at September 30, 2002 was as follows:

        Investment..............................................................................            $27,484
        Cumulative share of Delta's losses......................................................               (598)
        Amortization of excess of Company's investment in Delta over its equity in Delta........            -------
                                                                                                            $26,886
                                                                                                            =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        The Company currently accounts for its investment in Delta using the equity method of accounting. Prior to June 1, 2002, the Company accounted for its interest in Delta as available for sale securities. The Company currently owns approximately 44% of Delta's common stock. Prior to June 1, 2002, the Company owned approximately 3.4% of Delta's stock.

        The components of the Company's equity in Delta's loss for the year ended September 30, 2002 are as follows:

        Share of Delta's loss..............................................................                    $598
        Amortization of excess of Company's investment over its equity in Delta............                    ----
                                                                                                               $598
                                                                                                               ====

        The difference between the Company's investment in Delta and its proportional share of Delta's equity was approximately $6,900 at May 31, 2002. The Company has allocated the excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from Delta's offshore California oil and gas leases.

        See Notes 2 and 4.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


          Condensed financial information concerning Delta is as follows:

                                                                                                      September 30,
                                                                                                   --------------------
                                                                                                    2002         2001
                                                                                                    ----         ----
                                    Condensed Balance Sheet                                             (Unaudited)
                                        Assets

        Current assets.....................................................................         $ 8,392     $ 3,473
        Oil and gas properties, net........................................................          66,147      24,399
        Other assets.......................................................................             432       1,197
                                                                                                    -------     -------
                                                                                                    $74,971     $29,069
                                                                                                    =======     =======
                                Liabilities and Stockholders' Equity

        Current liabilities, including current portion of long-term debt...................         $ 7,085     $ 5,413
        Long-term debt.....................................................................          23,584       5,728
        Shareholder's equity...............................................................          44,302      17,928
                                                                                                    -------     -------
                                                                                                    $74,971     $29,069
                                                                                                    =======     =======

                                                                                                     For the Year Ended
                                                                                                      September 30,
                                                                                                   2002            2001
                                                                                                   ----            ----
                                                                                                        (Unaudited)
                        Condensed Statement of Operations

        Revenue:
          Oil and gas sales................................................................         $11,172     $12,311
          Other............................................................................             243         596
                                                                                                    -------     -------
                                                                                                     11,415      12,907
                                                                                                    -------     -------
        Expense:
          Lease operating expenses.........................................................           5,877       4,476
          General and administrative.......................................................           3,833       2,665
          Depreciation, depletion and amortization.........................................           4,239       2,861
          Other............................................................................           1,998       1,380
                                                                                                    -------     -------
                                                                                                     15,947      11,382
                                                                                                    -------     -------
        Other income (loss)................................................................          (1,360)     (1,694)
                                                                                                    -------     -------
        Income (loss) before taxes.........................................................          (5,892)       (169)
        Income taxes.......................................................................
                                                                                                    -------     -------
        Net income (loss)..................................................................         ($5,892)    ($  169)
                                                                                                    =======     =======

        The above condensed financial information has been compiled using Delta's audited financial statements for the years ended June 30, 2002 and 2001 and its unaudited quarterly financial statements for the quarters ended September 30, 2000, 2001 and 2002.

        Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At September 30, 2002, the closing price of Delta's common stock was $3.29.

        At September 30, 2002, there were 5,332,487 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at September 30, 2002, the Company's percentage ownership of Delta would decrease to approximately 36%.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                                                                       September 30,
                                                                                                   --------------------
                                                                                                   2002            2001
                                                                                                   ----            ----
        Cost:
          Furniture and fixtures...........................................................        $700            $693
          Automobile and trucks ...........................................................         269             269
                                                                                                   ----            ----
                                                                                                    969             962
        Accumulated depreciation...........................................................        (816)           (740)
                                                                                                   ----            ----
                                                                                                   $153            $222
                                                                                                   ====            ====


NOTE 10 - OIL AND GAS PROPERTIES (Unaudited)

        Oil and gas properties consist of the following:

                                                                                             September 30, 2001
                                                                                   --------------------------------------
                                                                                   United
                                                                                   States         Romania         Total
                                                                                   ------         -------         -----
        Proved properties....................................................     $ 56,100                       $56,100
        Less: Accumulated depreciation, depletion and amortization...........      (16,257)                      (16,257)
                                                                                  --------                       -------
        Proved properties....................................................       39,843                        39,843
        Unproved properties not being amortized..............................                     $ 3,707          3,707
        Impairment of unproved properties....................................                      (3,597)        (3,597)
                                                                                  --------        -------        -------
                                                                                  $ 39,843        $   110        $39,953
                                                                                  ========        =======        =======

        The Company sold all of its domestic oil and gas properties to Delta on May 31, 2002 and sold all of its oil and gas interests in Romania to the operator of the Romanian concession on September 6, 2002 (see Note 4) and thus had no oil and gas properties at September 30, 2002. As required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," the Company has presented its interest in Delta's results of operations from oil and gas operations.

        The Company's 44% interest in Delta's net capitalized costs at September 30, 2002 was $29,105 (unaudited).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                        Year Ended September 30,
                                                   --------------------------------------------------------------------
                                                                2002                                 2001
                                                   -------------------------------      -------------------------------
                                                   United                               United
                                                   States       Romania      Total      States       Romania     Total
                                                   ------       -------      -----      -------      -------    -------
        Acquisition of properties:
           Proved properties....................                                        $10,002                 $10,002
           Unproved properties..................    $154          $221        $375          346                     346

        Exploration.............................                                          1,560       $1,428      2,988
        Development.............................     434                       434        2,113                   2,113
                                                    ----          ----        ----      -------       ------    -------
                                                    $588          $221        $809      $14,021       $1,428    $15,449
                                                    ====          ====        ====      =======       ======    =======

                                                                                         Year Ended September 30, 2000
                                                                                        -------------------------------
                                                                                        United
                                                                                        States       Romania     Total
                                                                                        -------      -------    -------
        Acquisition of properties:
           Proved properties.........................................................   $ 3,642                 $ 3,642
           Unproved properties                                                              678        $ 999      1,677
        Exploration..................................................................     2,966          346      3,312
        Development..................................................................     2,595                   2,595
                                                                                        -------       ------    -------
                                                                                        $ 9,881       $1,345    $11,226
                                                                                        =======       ======    =======

        For the years ended September 30, 2002, 2001 and 2000, the Company incurred development related to booked proved undeveloped reserves of $434, $773 and $2,324, respectively.

        The Company's 44% interest in Delta's costs of property acquisition, exploration and development are as follows:


                                                                                            Year Ended June 30, 2002
                                                                                        -------------------------------
                                                                                        Onshore     Offshore     Total
                                                                                        -------     --------    -------
        Acquisition of properties:
           Proved properties.........................................................   $16,848                 $16,848
           Unproved properties ......................................................     4,011        $ 160      4,171
        Exploration..................................................................        48           21         69
        Development..................................................................       434          527        961
                                                                                        -------        -----    -------
                                                                                        $21,341        $ 708    $22,049
                                                                                        =======        =====    =======

        All of Delta's offshore properties are located in offshore California.

        The Company's 44% interest in Delta's capital historical costs incurred in oil and gas activities is presented for annual periods ending June 30 because this is Delta's fiscal year end.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:


                                                                                            Year Ended September 30,
                                                                                         ------------------------------
                                                                                          2002         2001      2000
                                                                                          ----         ----      ----
        Revenues:
           Crude oil, condensate, natural gas liquids and natural gas sales.....         $9,445      $21,144    $17,959
                                                                                         ------      -------    -------
        Costs and expenses:
           Production costs.....................................................         $3,267       $7,399     $6,194
           Depreciation, depletion and amortization.............................          3,072        3,348      2,990
           Impairment of foreign unproved properties............................                       2,765        832
                                                                                         ------      -------    -------
           Total costs and expenses.............................................          6,339       13,512     10,016
                                                                                         ------      -------    -------
        Income tax provision (benefit)..........................................          3,313        1,387     (6,553)
                                                                                         ------      -------    -------
        Income (loss) from oil and gas producing activities.....................         ($ 207)     $ 6,245    $14,496
                                                                                         ======      =======    =======

        The income tax provision was computed at the effective tax rate for the related fiscal year.

        The Company's 44% interest in Delta's historical results of operations, excluding corporate overhead and interest expense, from oil and gas producing activities are as follows:

                                                                                                             Year Ended
                                                                                                           June 30, 2002
                                                                                                           -------------
        Loss from oil and gas producing activities...................................................           $673
                                                                                                                ====

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:


                                                                                            Year Ended September 30,
                                                                                         ------------------------------
                                                                                          2002         2001      2000
                                                                                          ----         ----      ----
        Depletion rate per equivalent MCF of natural gas........................          $0.92        $0.72      $0.57
                                                                                          =====        =====      =====

        The increases in the depletion rate in fiscal 2002 and 2001 resulted primarily because the Company's reserves decreased significantly as a result of lower oil and gas prices at September 30, 2001. The decrease in reserve quantities without a similar decrease in related costs resulted in a higher depletion rate. The decreased reserves affected only the last quarter of fiscal 2001 but affected the first three quarters of fiscal 2002. Since the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002, the Company did not incur depletion costs for the last quarter of fiscal 2002 and did not have any oil and gas reserves to be evaluated at September 30, 2002. In addition, in fiscal 2001, the Company acquired significant East Texas reserves at a higher cost per mcfe than the cost for the Company's existing reserves at the time of the acquisition.

        See Note 4

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

        Based on oil and natural gas cash market prices as of September 30, 2001, the Company's cost to be recovered for its domestic reserves exceeded the related ceiling values by $437. However, the cash market prices of natural gas subsequently increased significantly. Based on cash market prices of oil and natural gas as at December 18, 2001, the Company determined that there was no impairment of its domestic oil and gas properties. Accordingly, the Company did not record a reduction in the carrying value of its domestic oil and gas properties at September 30, 2001.


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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:


                                                                                                ("000's" Omitted)
                                                                                       ------------------------------------
                                                                                       Oil (BBLS)         Natural Gas (MCF)
                                                                                       ----------         -----------------
        Proved developed and undeveloped reserves:
          As of September 30, 1999.......................................                 2,030                  28,402
             Acquisitions................................................                 1,063                   6,639
             Divestitures................................................                  (974)                   (236)
             Discoveries.................................................                     1                     317
             Revisions of previous estimates.............................                 2,894                  12,728
             Production..................................................                  (279)                 (3,547)
                                                                                         ------                 -------
          As of September 30, 2000.......................................                 4,735                  44,303
             Acquisitions................................................                   266                  10,183
             Revisions of previous estimates.............................                (1,730)                (20,711)
             Production..................................................                  (262)                 (3,083)
                                                                                         ------                 -------
          As of September 30, 2001.......................................                 3,009                  30,692
             Production..................................................                  (179)                 (2,160)
             Divestitures................................................                (2,830)                (28,532)
                                                                                         ------                 -------
          As of September 30, 2002.......................................
                                                                                         ======                 =======
        Proved developed reserves:
          September 30, 1999.............................................                 1,788                  23,547
                                                                                         ======                 =======
          September 30, 2000.............................................                 2,963                  35,815
                                                                                         ======                 =======
          September 30, 2001.............................................                 1,890                  26,480
                                                                                         ======                 =======
          September 30, 2002.............................................
                                                                                         ======                 =======

        Company's 44% interest in reserves of Delta (proved
         developed and undeveloped reserves).............................
          June 30, 2002..................................................                 2,121                  19,340
                                                                                         ======                 =======

        The Company owned no oil and gas properties at September 30, 2002 having sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see
Note 4).

        Delta's fiscal year is June 30th and reserve information with respect to the Company's share of Delta's reserves is therefore presented as of that date.

        Although the Company participated in the drilling of five wildcat wells in Romania, no proved reserves were assigned to any of these wells.

        The following is a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil and gas reserves, as prescribed in Statement of Financial Accounting Standards No. 69. The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas properties. An estimate of fair value would also take into account, among other factors, the likelihood of future recoveries of oil and gas in excess of proved reserves, anticipated future changes in prices of oil and gas and related development and production costs, a discount factor based on market interest rates in effect at the date of valuation and the risks inherent in reserve estimates:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                                       September 30,
                                                                                                    -------------------
                                                                                                      2001       2000
                                                                                                    --------    -------
        Future cash inflows                                                                         $130,289   $371,784
        Future production costs                                                                      (41,193)   (87,162)
        Future development costs                                                                      (8,585)   (12,620)
        Future income tax expense                                                                    (10,892)   (84,445)
                                                                                                    --------    -------
        Future net cash flows                                                                         69,619    187,557
        Discount factor of 10% for estimated timing of future cash flows                             (33,599)   (96,438)
                                                                                                    --------    -------
        Standardized measure of discounted future cash flows                                        $ 36,020    $91,119
                                                                                                    ========    =======

        No standardized measure of discounted future cash flows exists at September 30, 2002 because the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4).

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense were computed at the blended rate (Federal and state combined) of 36%.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                  September 30,
                                                                                        -------------------------------
                                                                                         2002         2001       2000
                                                                                        -------      -------    -------
        Standardized measure, beginning of year..............................           $36,020      $91,119    $41,244
        Sale of oil and gas, net of production costs.........................            (6,178)     (13,745)   (11,083)
        Net changes in prices................................................                        (62,271)    45,757
        Sale of reserves in place............................................           (32,678)                 (1,457)
        Purchase of reserves in place........................................                          7,662      6,757
        Changes in estimated future development costs........................                          1,518     (5,039)
        Development costs incurred during the period that reduced future
           development costs.................................................               434        2,113      2,595
        Revisions in reserve quantity estimates..............................                        (27,596)    76,355
        Discoveries of reserves..............................................                                       963
        Net changes in income taxes..........................................                         31,054    (32,031)
        Accretion of discount................................................             2,402        9,112      4,286
        Other:
           Change in timing of production....................................                           (944)   (36,168)
           Other factors.....................................................                         (2,002)    (1,060)
                                                                                        -------      -------    -------
        Standardized measure, end of year....................................           $            $36,020    $91,119
                                                                                        =======      =======    =======

        The Company's 44% interest in Delta's standardized measure of
           discounted future cash flows at June 30, 2002.....................           $27,647
                                                                                        =======

        The Company's share of Delta's standardized measure of discounted future cash flow was computed as of June 30 because this is Delta's fiscal year end.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 12 - ENVIRONMENTAL LIABILITY

        ChevronTexaco Litigation

        On August 13, 2002, three subsidiaries of ChevronTexaco, Inc. (collectively, "ChevronTexaco") filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the EPA and others, that ChevronTexaco has or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under CERCLA, OPA and the Solid Waste Disposal Act, as amended, ("RCRA").

        History

        In December 1995, IRLP sold its refinery, the Indian Refinery, to American Western, an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation has been delayed primarily because of legal challenges by Texaco, and now ChevronTexaco.

        During fiscal 1998, the Company was informed that the United States Environmental Protection Agency ("EPA") had investigated offsite acid sludge waste found near the Indian Refinery and had investigated and remediated surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

        In October 1998, the EPA named the Company and two of its inactive refining subsidiaries as potentially responsible parties for the expected clean-up of an area of approximately 1,000 acres, which the EPA later designated as the Indian Refinery-Texaco Lawrenceville Superfund Site. In addition, eighteen other parties were named including Texaco and a subsidiary of Texaco which had owned the refinery until December of 1988. The Company subsequently responded to the EPA indicating that it was neither the owner nor the operator of the Indian Refinery and thus not responsible for its remediation.

        In November 1999, the Company received a request for information from the EPA concerning the Company's involvement in the ownership and operation of the Indian Refinery. The Company responded to the EPA information request in January 2000.

        Claims by Texaco

        On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries were liable to Texaco under the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and legal contentions for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims. In October 2001, Texaco merged with Chevron and the merged Company was named ChevronTexaco.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        In May 2002, the Company received a letter from ChevronTexaco which asserted a new claim against the Company and its subsidiaries pursuant to the Oil Pollution Act of 1990 ("OPA") for costs and damages incurred or to be incurred by ChevronTexaco resulting from actual or threatened discharges of oil to navigable waters at or near the Indian Refinery. ChevronTexaco estimated these costs and damages to be $20,500.

        The Company's general counsel subsequently corresponded with ChevronTexaco and the Company voluntarily provided a number of documents requested by ChevronTexaco. In June 2002, ChevronTexaco's counsel indicated to the Company's general counsel that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company, which the Company promptly and voluntarily supplied to ChevronTexaco.

        In August 2002, the Company's management and special counsel met with legal and management representatives of ChevronTexaco in an effort to resolve outstanding issues. At the meeting a special outside counsel of ChevronTexaco asserted claims against the Company based upon newly expressed legal theories. ChevronTexaco also informed the Company that residential landowners adjacent to the Indian Refinery site had recently filed a toxic torts suit against ChevronTexaco in Illinois state court. The meeting ended in an impasse.

        Litigation

        On August 13, 2002, ChevronTexaco filed the above litigation in federal court. By letter dated August 28, 2002, ChevronTexaco tendered the Illinois state court litigation to the Company for indemnification, but the Company promptly responded, denying responsibility. The Company has retained Bryan Cave LLP as trial counsel.

        On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. The Federal District Court has not set a preliminary trial date for this matter due to the complexity of this matter and the crowded docket of the Court. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

        The central argument to both ChevronTexaco's contractual and statutory claims is that the Company should be treated as a "successor" and "alter ego" of certain of its present and former subsidiaries, and thereby should be held directly liable for ChevronTexaco's claims against those entities. ChevronTexaco makes this argument notwithstanding the fact that the Company never directly owned the refinery or was a party to any of the disputed contracts. ChevronTexaco has also claimed that the Company itself directly operated the refinery. The leading opinion in this area of the law, as issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), supports the Company's positions.

        Estimated gross undiscounted clean-up costs for this refinery are at least $80,000-$150,000 according to public statements by Texaco to the Company and third parties. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy five years the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and its subsidiaries might be further reduced.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        The Company and its special counsel, Reed Smith LLP, believe that ChevronTexaco's previous and current claims, including ChevronTexaco's newly expressed legal theories, are utterly without merit and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against any person, including the Company.

        Contingent Environmental Liabilities

        Although the Company does not believe it is liable for any of its subsidiaries' clean-up costs and intends to vigorously defend itself in such regard, the Company cannot predict the ultimate outcome or timing of these matters due to inherent uncertainties. If funds for environmental clean-up are not provided by former and/or present owners, it is possible that the Company and/or one of its former refining subsidiaries could be held responsible or could be named parties in additional legal actions to recover remediation costs. In recent years, government and other plaintiffs have often sought redress for environmental liabilities from the party most capable of payment without regard to responsibility or fault.

        Although any environmental liabilities related to the Indian Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, filed for bankruptcy and is in the process of liquidation.

        As noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and requested and received relevant information from the Company and ChevronTexaco has tendered the defense of a state court toxic torts action to the Company. Whether or not the Company is ultimately held liable in the current litigation or other proceedings, it is probable that the Company will incur substantial legal fees and experience a diversion of corporate resources from other opportunities.

        Powerine

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2002:

                                                                                Lease            Sublease
        Year Ending September 30,                                            Commitments          Rentals
        -------------------------                                            -----------          -------
             2003................................................                $470                $74
             2004................................................                 240                  8
             2005................................................                  76                  8
                                                                                 ----                ---
             Total...............................................                $786                $90
                                                                                 ====                ===

        Rent expense for the years ended September 30, 2002, 2001 and 2000 was $517, $456 and $412, respectively.

        Severance/Retention Obligations

        At September 30, 2001, the Company had severance agreements with substantially all of its employees, including five of its officers, that provided for severance compensation in the event substantially all of the Company's or its subsidiaries' assets were sold and the employees were terminated as a result of such sale. On May 31, 2002, the Company sold all of its oil and gas assets to Delta (see Note 4). As a result all officers and employees of the Company except one were either severed or had their compensation significantly reduced or had their severance approved by the Company's Compensation Committee. Total severance obligations incurred by the Company with respect to severance of these officers and employees was $898. All such severance obligations were recorded by the Company in the third or fourth quarters of fiscal 2002. At September 30, 2002, $624 of this amount had not yet been paid. At September 30, 2002, the Company still had a severance agreement with the one officer who had not been severed or whose compensation had not been reduced. Such severance obligation aggregated $39 at September 30, 2002.

        Line of Credit

        The Company has a $40,000 line of credit with an energy bank. Pursuant to the related agreement the energy bank agreed to make available to the Company loans and letters of credit not to exceed a borrowing base determined by the value of the Company's oil and gas reserves using parameters set by the bank. Such borrowing based will be determined no less than semi-annually. The loans and letters of credit will be secured by the Company's oil and gas properties to the extent the amount outstanding under the facility exceeds $10,000. Interest under the facility will accrue at the bank's prime rate or at a LIBOR rate - the choice of rates being determined by the Company. Letters of credit issued under the facility will accrue interest at 2.25% annually. Loans outstanding under the facility will be repaid pursuant to a schedule set by the bank but redetermined at each borrowing base determination date. In addition, the Company is subject to typical financial covenants including minimum tangible net worth, debt service coverage, interest coverage and current ratio limitations. The facility terminates February 1, 2005. The facility also includes a provision to provide such letters of credit as may be required for the Long Trusts Lawsuit litigation (see Note 13 below).

        At September 30, 2002, a $3,886 letter of credit supporting a bond for the Long Trusts Lawsuit litigation was outstanding. The Company has secured this letter of credit with a certificate of deposit at the energy bank. The Company cannot currently draw further borrowings or letters of credit under this facility because it has no remaining letter of credit capacity remaining and because it has no oil and gas reserves with which to secure its existing loans. There are currently no restrictions on payment of dividends by the Company so long as the Company secures outstanding letters of credit with its own funds as is currently the case.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


      Legal Proceedings

        Contingent Environmental Liabilities

        See Note 12.

        General

      Litigation

        Long Trusts Lawsuit

        In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The plaintiffs sought actual damages, exemplary damages, pre-judgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interests billings plus interest, attorneys' fees and court costs.

        After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgement granting the plaintiffs' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the plaintiffs. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700. The Company and its subsidiaries and the plaintiffs subsequently filed notices of appeal and each party submitted legal briefs with the Tyler Court of Appeals in April 2002 and reply briefs in June and July 2002. In October 2002, the Company and the plaintiffs argued the case before the Tyler Court of Appeals. A decision from that court is expected in fiscal 2003.

        Special counsel to the Company, Jenkens & Gilchrist, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and general counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal, which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender and such letter of credit was supported by a certificate of deposit of the Company.

        Pilgreen Litigation

        As part of the oil and gas properties acquired from AmBrit Energy Corp. ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, had filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. The Company and the operator signed an agreement to release $282 of the suspended revenue attributable to CTOGLP's ORRI in the Pilgreen well to CTOGLP subject to judicial approval. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $151 of the suspended CTOGLP Pilgreen #2ST production proceeds of which $120 is for the Company's account and $31 is for Delta's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

        CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well accruing to the Company's account is $66.

        In August 2002, $282 was released to the Company, of which $249 was recorded in income by the Company and the remaining $33 paid to Delta.

        The Company's policy with respect to any amounts recovered is to record them as income only when and if such amounts are actually received.

        Dominion Litigation

        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgement in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy net to the Company's interests to September 30, 2001, the effective date of the sale to Delta, to be approximately $1,180. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion are currently examining land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The Company is contesting this matter vigorously and has accordingly made no provision for Dominion's claim in its September 30, 2002 financial statements.

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

        The Company has carried its loans to GAMXX at zero for the last nine years. The Company will record any proceeds as "other income" if and when it collects such amount.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Hedging Activities

        As of October 1, 1999, the Company had hedged approximately 54% of its anticipated consolidated crude oil production and approximately 39% of its anticipated consolidated natural gas production for the period from October 1, 1999 to September 30, 2000. The Company used futures contracts to hedge such production. The average hedged prices for crude oil and natural gas, which are based upon futures price on the New York Mercantile Exchange, were $19.85 per barrel of crude oil and $2.66 per mcf of gas. The Company accounted for these futures contracts as hedges and the differences between the hedged price and the exchange price increased or decreased the oil and gas revenues resulting from the sale of production by the Company. Oil and gas production was not hedged after July 2000 production. As a result of these hedging transactions, oil and gas sales decreased $1,528 for the fiscal year ended September 30, 2000. The Company has not hedged its oil and gas production since July 2000.

        Having sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4), the Company currently has no oil and gas production to hedge.

NOTE 14 - EMPLOYEE BENEFIT PLAN

        401(K)  PLAN

        On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2002, 2001 and 2000, the Company's contributions to the Plan aggregated $46, $50 and $46, respectively.

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

        From November 1996 until September 30, 2001, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2002, 4,911,020 shares (14,013,054 shares before taking into account the 200% stock dividend effective January 31, 2000) had been repurchased at a cost of $66,667. The repurchased shares are held in treasury.

        On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. Quarterly dividends of $.05 per share have subsequently been paid for all quarters except that ending June 30, 2002.

        At September 30, 2002, the Company's investment in Delta aggregated $26,886. Since Delta's current loan covenants with its lenders do not permit the payment of dividends and the Company currently expects no distributions from Delta.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 16 - STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 2002 are as follows (in whole units):

                                                                                      Incentive
                                                                                         Plan         Other
                                                                                       Options       Options       Total
                                                                                      ---------      -------     ---------
        Outstanding at September 30, 1999..................................             175,000       20,000       195,000
        Effect of 200% stock dividend (see Note 15)........................             350,000       40,000       390,000
        Issued.............................................................             105,000                    105,000
                                                                                      ---------       ------     ---------
        Outstanding at September 30, 2000..................................             630,000       60,000       690,000
        Issued.............................................................              60,000                     60,000
                                                                                      ---------       ------     ---------
        Outstanding at September 30, 2001..................................             690,000       60,000       750,000
        Issued.............................................................              60,000                     60,000
                                                                                      ---------       ------     ---------
        Outstanding at September 30, 2002..................................             750,000       60,000       810,000
                                                                                      =========       ======     =========

        Exercisable at September 30, 2002..................................             750,000       60,000       810,000
                                                                                      =========       ======     =========

        Reserved at September 30, 2002.....................................           1,687,500       60,000     1,747,500
                                                                                      =========       ======     =========
        Reserved at September 30, 2001.....................................           1,687,500       60,000     1,747,500
                                                                                      =========       ======     =========
        Reserved at September 30, 2000.....................................           1,687,500       60,000     1,747,500
                                                                                      =========       ======     =========
        Reserved at September 30, 1999.....................................           1,687,500       60,000     1,747,500
                                                                                      =========       ======     =========
        Exercise prices at:
              September 30, 2002...........................................              $3.42-        $3.79
                                                                                         $8.58
              September 30, 2001...........................................              $3.42-        $3.79
                                                                                         $8.58
              September 30, 2000...........................................              $3.42-        $3.79
                                                                                         $8.58

              Exercise Termination Dates...................................          5/17/2003-    4/23/2007    5/17/2003-
                                                                                      1/02/2012                  1/02/2012

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

        The Incentive Plan also provided that each outside director of the Company would annually be granted an option to purchase 15,000 shares of common stock at fair market value on the date of grant. Effective October 1, 2002, the Company's Compensation Committee terminated the annual option grants to outside directors.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        A summary of the Company's stock option and warrant activity from October 1, 1999 to September 30, 2002 is as follows:

                                                                                       Weighted
                                                                                        Average
                                                                         Options         Price
                                                                         -------         ------
        Outstanding - October 1, 1998............................        215,000         $12.96
        Issued...................................................         15,000          17.25
        Exercised................................................        (25,000)         10.25
        Repurchased..............................................        (10,000)         10.75
                                                                         -------         ------
        Balance - September 30, 1999.............................        195,000          13.75
        Effect of 200% stock dividend (see Note 15)..............        390,000          (9.17)
        Issued...................................................        105,000           7.89
                                                                         -------         ------
        Outstanding - September 30, 2000.........................        690,000           5.09
        Issued...................................................         60,000           7.00
                                                                         -------         ------
        Outstanding - September 30, 2001.........................        750,000           5.24
        Issued...................................................         60,000           5.93
                                                                         -------         ------
        Outstanding - September 30, 2002.........................        810,000         $ 5.29
                                                                         =======         ======

        At September 30, 2002, exercise prices for outstanding options ranged from $3.42 to $8.58. The weighted average remaining contractual life of such options was 4.96 years.

        The per share weighted average fair values of stock options issued during fiscal 2002, 2001 and fiscal 2000 were $1.03, $2.41 and $3.29, respectively, on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: average expected dividend yield - 2.7% in 2002, 3.0% in 2001 and 3.0% in 2000; risk free interest rate - 2.64% in 2002, 3.50% in 2001 and 5.54%; expected life of 10 years in 2002, 2001 and 2000 and volatility factor of .40 in 2002, .38 in 2001 and .44 in 2000.

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                                           Year Ending September 30,
                                                                                        -------------------------------
                                                                                          2002         2001       2000
                                                                                        -------       ------     ------
        Net income (loss) as reported......................................             ($2,102)      $1,716     $5,069
        Adjustment required by SFAS 123....................................                 (62)        (145)      (346)
                                                                                        -------       ------     ------
        Pro-forma net income (loss)........................................             ($2,164)      $1,571     $4,723
                                                                                        =======       ======     ======
        Pro-forma net income per share:
               Basic ......................................................             ($ 0.33)      $ 0.24     $  .68
                                                                                        =======       ======     ======
               Diluted ....................................................             ($ 0.33)      $ 0.23     $  .66
                                                                                        =======       ======     ======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 17 - INCOME TAXES

        Provisions for (benefit of) income taxes consist of:

                                                                                                  September 30,
                                                                                         ---------------------------------
                                                                                          2002         2001         2000
                                                                                         ------       ------       -------
        Provision for (benefit of) income taxes:
           Current:
             Federal.......................................................                               $4          ($35)
             State.........................................................
           Deferred:
              Federal .....................................................               ($356)         786           922
              State .......................................................                 (10)          22            26
           Adjustment to the valuation allowance for deferred taxes:
              Federal .....................................................               1,438         (419)       (3,115)
              State .......................................................                  13          (12)          (89)
                                                                                         ------         ----       -------
                                                                                         $1,085         $381       ($2,291)
                                                                                         ======         ====       =======

        Deferred tax assets (liabilities) are comprised of the following at September 30, 2002 and 2001:

                                                                                                          September 30,
                                                                                                      --------------------
                                                                                                       2002          2001
                                                                                                      ------        ------
        Fair value of option granted to Delta Petroleum Corporation..........................          $ 155
        Investment in Delta Petroleum Corporation............................................            489
        Operating losses and tax credit carryforwards........................................          1,969        $4,715
        Statutory depletion carryovers.......................................................          2,260         3,903
        Depletion accounting.................................................................                       (5,341)
        Discontinued net refining operations.................................................            866           866
        Losses in foreign subsidiaries.......................................................                        1,295
        Other................................................................................
                                                                                                          53
                                                                                                       -----        ------
                                                                                                       5,792         5,438
        Valuation allowance..................................................................         (4,997)       (3,559)
                                                                                                       -----        ------
                                                                                                       $ 795        $1,879
                                                                                                       =====        ======

        Deferred tax assets - current........................................................          $ 429        $1,879
        Deferred tax assets - long-term......................................................
                                                                                                         366
                                                                                                       -----        ------
                                                                                                       $ 795        $1,879
                                                                                                       =====        ======

        At September 30, 2002, the Company increased the valuation allowance by $1,438 based upon its assessment of the amount of gross deferred tax asset that would more likely than not be realized based on an estimate of no future taxable income and accordingly increased the valuation allowance. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes and has not been recognized for financial reporting purposes.

        The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                            Year Ended September 30,
                                                                                          -----------------------------
                                                                                          2002         2001       2000
                                                                                         ------       ------     ------

        Tax (benefit) at statutory rate...........................................       ($ 356)        $734       $972
        State taxes, net of federal benefit.......................................          (10)           7        (42)
        Revision of tax estimates and contingencies...............................                        50
        Increase (decrease) in valuation allowance................................        1,438         (431)    (3,204)
        Other                                                                                13           21        (17)
                                                                                         ------         ----    -------
                                                                                         $1,085         $381    ($2,291)
                                                                                         ======         ====    =======

        At September 30, 2002, the Company had the following tax carryforwards available:

                                                                                                  Federal Tax
                                                                                         -------------------------------
                                                                                                             Alternative
                                                                                                               Minimum
                                                                                         Regular                 Tax
                                                                                         -------             -----------
        Net operating loss.......................................................            --                 $13,891
        Alternative minimum tax credits..........................................        $1,969                     N/A
        Statutory depletion......................................................        $6,277                      --

        The net operating loss carryforwards expire from 2002 through 2010.

        The Company also estimates that it has approximately $50,000 in individual state tax loss carryforwards available at September 30, 2002. Approximately $47,287 of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company has no operations and currently has no plans for future operations. As a result, it is probable most of such state tax carryforwards will expire unused.

NOTE 18 - RELATED PARTIES

        An officer of the Company is a 10% shareholder in an unaffiliated company that was entitled to receive 12.5% of the Company's share of net cash flow from its Romanian joint venture after the Company had recovered its investment in Romania. In August 2002, the Company purchased the 12.5% net cash interest from the unaffiliated company for $8. (See Note 4.)

        During the last four months of fiscal 2002, Delta paid two officers of the Company $140 for consulting compensation. As a result of the Company's sale of all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note
4), the Company reduced the salaries of the two officers by approximately 65%.

NOTE 19 - BUSINESS SEGMENTS

        As of September 30, 1995, the Company had disposed of its refining business (see Note 3) and operated in only two business segments - natural gas marketing and transmission and exploration and production. During 2002, the equity method losses incurred as a result of the Company's investment in Network exceeded a threshold for identifying and reporting Network as an additional segment. Network is engaged in the planning, installation and operation of natural gas fueled energy generating facilities. This segment is referred to as the Power Business. In May 1997, the Company sold its pipeline (natural gas transmission) to a subsidiary of UPRC. As a result, the Company was no longer in the natural gas transmission segment but continued to operate in the natural gas marketing and exploration and production segments. On May 31, 1999, the Company's long-term gas sales and gas supply contracts expired by their own terms and the Company exited the natural gas marketing business.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


       The Company does not allocate interest income, interest expense or income tax expense to these segments.

                                                                 Year Ended September 30, 2002
                                      --------------------------------------------------------------------------------------------
                                       Natural Gas       Oil & Gas                                   Eliminations
                                        Marketing       Exploration                                      and
                                           and              and             Refining       Power      Corporate
                                      Transmission       Production      (Discontinued)   Business      Items         Consolidated
                                      ------------       ----------      --------------   --------      -----         ------------
Revenues ...........................                      $ 9,445                                                         $ 9,445
Equity in net (loss) of equity
   method investees.................                     ($   598)                        ($   176)                      ($   774)
Operating income (loss) ............                      $   676                                      ($ 3,938)         ($ 3,262)
Identifiable assets ................     $66,973*         $82,832                                      ($97,864)          $51,941
Investment in equity method
   investees........................                      $26,886                                       $   375           $27,261
Capital expenditures ...............                      $   816                                                         $   816
Depreciation, depletion and
   amortization ....................                      $ 3,149                                       $     2           $ 3,151

                                                                  Year Ended September 30, 2001
                                      --------------------------------------------------------------------------------------------
                                       Natural Gas       Oil & Gas                                    Eliminations
                                        Marketing       Exploration                                       and
                                           and              and             Refining       Power       Corporate
                                      Transmission       Production      (Discontinued)   Business       Items       Consolidated
                                      ------------       ----------      --------------   --------       -----       ------------
Revenues                                                 $ 21,144                                                         $21,144
Equity in net loss of equity
   method investees.................                                                     ($     99)                      ($    99)
Operating income (loss) ............                     $  5,682                                      ($  4,169)         $ 1,513
Identifiable assets ................     $67,702*        $105,238                                      ($113,822)         $59,118
Investment in equity method
   investees........................                                                                    $    401          $   401
Capital expenditures ...............                     $ 15,531                                                         $15,531
Depreciation, depletion and
   amortization ....................                     $  3,468                                       $      2          $ 3,470

                                                                  Year Ended September 30, 2000
                                      -------------------------------------------------------------------------------------------
                                       Natural Gas       Oil & Gas                                 Eliminations
                                        Marketing       Exploration                                    and
                                           and              and             Refining       Power    Corporate
                                      Transmission       Production      (Discontinued)   Business    Items         Consolidated
                                      ------------       ----------      --------------   --------    -----         ------------
Revenues ...........................                      $17,959                                                       $17,959
Operating income (loss) ............                      $ 5,686                                     ($ 3,717)         $ 1,969
Identifiable assets ................     $67,727*         $92,229                                     ($96,661)         $63,295
Capital expenditures ...............                      $11,399                                                       $11,399
Depreciation, depletion and
   amortization ....................                      $ 3,207                                      $     2          $ 3,209

        * Consists primarily of intracompany receivables.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        No purchaser of the Company's oil and gas production accounted for ten percent or more of the Company's oil and gas sales for the year ended September 30, 2002.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents -- the carrying amount is a reasonable estimate of fair value.

        Marketable securities are related solely to the Company's investment in Penn Octane and Chevron/Texaco common stock and options to buy Penn Octane stock and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company. Fair market value for options is computed using the Black - Scholes option valuation model.

        Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             First             Second           Third             Fourth
                                                            Quarter            Quarter         Quarter           Quarter
                                                         (December 31)       (March 31)       (June 30)       (September 30)
                                                         -------------       ----------       ---------       --------------
        Year Ended September 30, 2002:
           Revenues ...................................      $3,441            $3,258           $2,525             $  221
           Operating income (loss).....................      ($ 426)           ($ 500)          $  359            ($1,706)
           Net income (loss) ..........................      (  327)           ($ 529)          $  632            ($1,878)
           Net income (loss) per share (diluted) ......      ($ .05)           ($ .08)          $  .09            ($  .28)

                                                             First             Second           Third             Fourth
                                                            Quarter            Quarter         Quarter           Quarter
                                                         (December 31)       (March 31)       (June 30)       (September 30)
                                                         -------------       ----------       ---------       --------------
        Year Ended September 30, 2001:
           Revenues....................................      $5,394            $6,316           $5,347             $4,087
           Operating income (loss).....................      $1,533            $2,174           $  511            ($2,705)
           Net income (loss)...........................      $1,110            $1,531           $  397            ($1,322)
           Net income (loss) per share (diluted).......      $  .16            $  .22           $  .06            ($  .20)

        The quarterly financial information for the 2002 quarters differs from that filed on Forms 10-Q by the Company for these periods because the above quarterly financial information retroactively includes the Company's share of Delta's losses for these periods on the equity method and a reclassification whereas the corresponding Forms 10-Q do not.

        The sums of the quarterly per share amounts differ from the annual per share amounts for the year ended September 30, 2001 primarily because the stock purchases made by the Company were not made in equal amounts and at corresponding times each quarter.

NOTE 22 - SUBSEQUENT EVENTS

        In December 2002, the Company loaned $125 to Network. (See Note 7.)

                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheets of Castle Energy Corporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                        KPMG LLP

Houston, Texas
December 10, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

--------------
** The information required by Items 10, 11 and 12 is incorporated by reference to the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

        The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of September 30, 2002 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in our reports required under the Exchange Act.

        b) There have not been any significant changes in our internal controls or in other factors that could affect such controls subsequent to September 30, 2002.

        See Exhibits 99.3 and 99.4 to this Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. and 2. Financial Statements and Financial Statement Schedules

        Financial statements and schedules filed as part of this Report on Form 10-K are listed in Item 8 of this Form 10-K.

        3.   Exhibits

        The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.

  Exhibit Number                Description of Document
  --------------                -----------------------
        3.1                     Restated Certificate of Incorporation(15)
        3.2                     Bylaws(10)
        4.1                     Specimen Stock Certificate representing Common Stock(8)
        4.2                     Rights Agreement between Castle Energy Corporation and American Stock Transfer and Trust
                                Company as Rights Agent, dated as of April 21, 1994(10)
        10.33                   Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
        10.34                   First Amendment to Castle Energy Corporation 1992 Executive Equity Incentive Plan,
                                effective May 11, 1993(8)
        10.124                  Asset Purchase Agreement dated February 27, 1998 by and between Castle Energy Corporation and Alexander Allen, Inc. (21)
        10.125                  Rollover and Assignment Agreement, dated December 1, 1998 between Penn Octane Corporation and Certain Lenders, including Castle Energy Corporation (22)
        10.126                  Purchase and Sale Agreement by and between AmBrit Energy Corp. and Castle Exploration
                                Company, Inc., effective January 1, 1999 (23)
        10.127                  Agreement to Exchange $.9 Million Secured Notes Into Senior Preferred Stock of Penn
                                Octane Corporation dated March 3, 1999 (23)
        10.128                  Credit Agreement by and among Castle Exploration Company, Inc. and Comerica Bank-Texas,
                                effective May 28, 1999 (24)
        10.129                  Purchase and Sale Agreement by and between Costilla Redeco Energy LLC and Castle
                                Exploration Company, Inc., effective May 31, 1999 (24)
        10.130                  Letter dated July 22, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)
        10.131                  Letter dated July 29, 1999 between Penn Octane Corporation and Castle Energy Corporation (26)
        10.132                  Castle Energy Corporation Severance Benefit Plan (26)

  Exhibit Number                Description of Document
  --------------                -----------------------
        10.133                  Asset Acquisition Agreement between Castle Exploration Company, Inc., Deerlick Creek
                                Partners, I., L.P. and Deven Resources, Inc, effective September 1, 1999 (27)
        10.134                  Purchase and Sale Agreement, dated December 15, 1999, between Whiting Park Production,
                                Ltd. and Castle Exploration Company, Inc. (27)
        10.135                  Asset Acquisition Agreement between Castle Exploration Company, Inc, and American
                                Refining and Exploration Company, Deven Resources, Inc., CMS/Castle Development Fund I
                                L.P., effective as of October 1, 1999 (27)
        10.136                  Promissary Note between CEC, Inc. and Penn Octane Corporation (28)
        10.137                  Purchase Agreement between CEC, Inc. and Penn Octane Corporation Effective January 5,
                                2000 (28)
        10.138                  Purchase and Sale Agreement, dated August 6, 2000 between and among Castle Exploration
                                Company, Inc., Parks and Luttrell Energy Partners L.P. and Parks and Luttrell Energy, Inc. (31)
        10.139                  Purchase and Sale Agreement dated August 4, 2000
                                between Castle Offshore LLC, BWAB
                                Limited Liability Company and Delta Petroleum Company (31)
        10.140                  Agreement to Transfer a Membership Interest In Networked Energy LLC to CEC, Inc., dated
                                August 31, 2000 (31)
        10.141                  Second Amendment - Promissary Note of Penn Octane Corporation (29)
        10.142                  Purchase and Sale Agreement, dated April 1, 2001, between Strand Energy LC and Castle
                                Exploration Company, Inc. (30)
        10.143                  Credit Agreement as of November 26, 2001 among Castle Exploration Company, Inc. and
                                Castle Energy Corporation and Bank of Texas National Association
        10.144                  Purchase and Sale Agreement between Castle Energy Corporation and Delta Petroleum
                                Corporation, executed January 15, 2002 (32)
        10.145                  Amended Number One to Purchase and Sale Agreement between Castle Energy Corporation and
                                Delta Petroleum Corporation, March 2002 (33)
        10.146                  Purchase and Sale Agreement between Redeco Petroleum Company Limited and Hemco Romania
                                Limited, dated September 6, 2002
        11.1                    Statement re: Computation of Earnings Per Share
        21                      List of subsidiaries of Registrant
        21.1                    Separate financial statements of Delta Petroleum Corporation - Year Ended June 30, 2002 (34)
        99.1                    Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)
        99.2                    Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)
        99.3                    Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)
        99.4                    Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

 (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 2001.

---------------
 (8) Incorporated by reference to the Registrant's Form S_1 (Registration Statement), dated September 29, 1993 (File 33-69626)
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994 (File 0-10990)
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994 (File 0-10990)
(23) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1999 (File 0-10990) (24) Incorporated by reference to the Registrant's Form 10-Q for quarter ended June 30, 1999 (File 0-10990)
(24) Incorporated by reference to the Registrant's Form 10-Q for quarter ended June 30, 1999 (File 0-10990)
(26) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999 (File 0-10990)
(27) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 1999 (File 0-10990)

(28) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2000 (File 0-10990)
(29) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2000 (File 0-10990)
(30) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2001 (File 0-10990)
(31) Incorporated by reference to the Registrant's Form 10-K for year ended September 30, 2000 (File 0-10990)
(32) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2001 (File 0-10990)
(33) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2002 (File 0-10990)
(34) Incorporated by reference to Item 8 of Form 10-K of Delta Petroleum Corporation for year ended June 30, 2002 as filed with the Securities and Exchange Commission (File 0-10990)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CASTLE ENERGY CORPORATION


Date: December 13, 2002                     By: /s/ JOSEPH L. CASTLE II
                                                ------------------------------
                                                    Joseph L. Castle II
                                                    Chairman of the Board
                                                    and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/JOSEPH L. CASTLE II       Chairman of the Board and      December 13, 2002
---------------------------  Chief Executive Officer
Joseph L. Castle II          Director


/s/MARTIN R. HOFFMANN        Director                       December 13, 2002
---------------------------
Martin R. Hoffmann


/s/JOHN P. KELLER            Director                       December 13, 2002
---------------------------
John P. Keller


                             Director                       December   , 2002
---------------------------
Russell S. Lewis


/s/RICHARD E. STAEDTLER      Senior Vice President          December 13, 2002
---------------------------  Chief Financial Officer
Richard E. Staedtler         Chief Accounting Officer
                             Director


/s/SIDNEY F. WENTZ           Director                       December 13, 2002
---------------------------
Sidney F. Wentz

                   DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND
                                  PROFESSIONALS
                               (December 12, 2002)

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

MARTIN R. HOFFMANN                                   SIDNEY F. WENTZ
Former Secretary of the Army                         Former Chairman of The Robert Wood
                                                     Johnson Foundation


JOHN P. KELLER                                       RUSSELL S. LEWIS
President, Keller Group, Inc.                        President, Lewis Capital Group

                               OPERATING OFFICERS

JOSEPH L. CASTLE II                                  RICHARD E. STAEDTLER
Chief Executive Officer                              Chief Financial Officer
                                                     Chief Accounting Officer

MARY A. CADE
Company Controller and Treasurer

WILLIAM C. LIEDTKE III
Vice President and General Counsel

                                PRINCIPAL OFFICES

One Radnor Corporate Center                          512 Township Line Road
Suite 250                                            Three Valley Square, Suite 100
100 Matsonford Road                                  Blue Bell, PA 19422
Radnor, PA 19087

5623 North Western Avenue, Suite A
Oklahoma City, OK 73118

                                  PROFESSIONALS

Counsel                                              Registrar and Transfer Agent

Duane, Morris & Heckscher LLP                        American Stock Transfer & Trust Company
One Liberty Place, 42nd Floor                        40 Wall Street, 46th Floor
Philadelphia, PA 19103-7396                          New York, New York 10005

Independent Accountants

KPMG LLP
700 Louisiana
Houston, Texas 77002
