Form 10-Q
period 2002-12-31
CASTLE ENERGY CORP
filed 2003-02-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

                                       or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ended
                                ---------------------------------------------

                        Commission file number: 0-10990
                                                -------

                            CASTLE ENERGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                    76-0035225
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                     One Radnor Corporate Center, Suite 250,
                 100 Matsonford Road, Radnor, Pennsylvania 19087
      -------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code       (610) 995-9400
                                                          -------------

         -------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ___X___ No ______.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,592,884 shares of Common Stock, $.50 par value, outstanding as of February 6, 2003.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                           Page #
                                                                                                           ------

Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - December 31, 2002 (Unaudited) and
                     September 30, 2002..................................................................      2

                     Consolidated Statements of Operations - Three Months Ended December 31,
                     2002 and 2001 (Unaudited)...........................................................      3

                     Condensed Consolidated Statements of Cash Flows - Three Months Ended
                     December 31, 2002 and 2001 (Unaudited)..............................................      4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2002 and Three Months Ended
                     December 31, 2002 (Unaudited).......................................................      5

                     Notes to the Consolidated Financial Statements (Unaudited)                                6


             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.......................................................................     15

             Item 3. Qualitative and Quantitative Disclosures About Market Risk..........................     20

             Item 4. Controls and Procedures.............................................................     20

Part II.     Other Information

             Item 1. Legal Proceedings...................................................................     21

             Item 6. Exhibits and Reports on Form 8-K....................................................     21

Signature    ............................................................................................     22








    The accompanying notes are an integral part of these financial statements

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000's" Omitted Except Share Amounts)


                                                                        December 31,       September 30,
                                                                            2002               2002
                                                                        ------------       -------------
                                     ASSETS                             (Unaudited)

Current assets:
    Cash and cash equivalents ........................................   $  13,843           $  15,539
    Restricted cash ..................................................       4,248               4,230
    Accounts receivable ..............................................         109                 108
    Marketable securities ............................................       4,434               3,046
    Prepaid expenses and other current assets ........................         163                 197
    Note receivable - Networked Energy LLC ...........................         125
    Deferred income taxes ............................................         857                 429
                                                                         ---------           ---------
      Total current assets ...........................................      23,779              23,549
Estimated realizable value of discontinued net refining assets .......         612                 612
Property, plant and equipment, net:
    Furniture, fixtures and equipment ................................         107                 153
Investment in Networked Energy LLC ...................................         354                 375
Investment in Delta Petroleum Corporation ............................      27,072              26,886
Deferred income taxes ................................................         366                 366
                                                                         ---------           ---------
   Total assets ......................................................   $  52,290           $  51,941
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable .................................................   $     328           $     330
    Accounts payable .................................................         191                 413
    Accrued expenses .................................................         299                 821
    Accrued taxes on appreciation of marketable securities ...........         773                 274
    Fair value of options granted to Delta Petroleum Corporation .....         234                 432
                                                                         ---------           ---------
      Total current liabilities ......................................       1,825               2,270
Net refining liabilities retained ....................................       3,016               3,016
Long-term liabilities ................................................                              11
                                                                         ---------           ---------
      Total liabilities ..............................................       4,841               5,297
                                                                         ---------           ---------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00;
      10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at December 31, 2002 and September 30,
        2002 .........................................................       5,752               5,752
    Additional paid-in capital .......................................      67,365              67,365
    Accumulated other comprehensive income - unrealized gains on
      marketable securities, net of taxes ............................       1,375                 487
    Retained earnings ................................................      39,624              39,707
                                                                         ---------           ---------
                                                                           114,116             113,311
    Treasury stock at cost - 4,911,020 shares at December 31, 2002 and
      September 30, 2002 .............................................     (66,667)            (66,667)
                                                                         ---------           ---------
      Total stockholders' equity .....................................      47,449              46,644
                                                                         ---------           ---------
      Total liabilities and stockholders' equity .....................   $  52,290           $  51,941
                                                                         =========           =========




    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)




                                                                             Three Months Ended December 31,
                                                                             --------------------------------
                                                                                 2002                 2001
                                                                             -----------          -----------
Revenues:
        Oil and gas sales ................................................                        $     3,441
                                                                                                  -----------
                                                                                                        3,441
                                                                                                  -----------
Expenses:
        Oil and gas production ...........................................                              1,254
        General and administrative .......................................   $       611                1,371
        Depreciation, depletion and amortization .........................            15                1,242
                                                                             -----------          -----------
                                                                                     626                3,867
                                                                             -----------          -----------

Operating loss ...........................................................          (626)                (426)
                                                                             -----------          -----------

Other income (expense):
        Interest income ..................................................            63                   33
        Other income .....................................................            14                    1
        Decrease in fair value of option granted to Delta Petroleum
          Corporation ....................................................           198
        Equity in loss of Networked Energy LLC ...........................           (20)                 (34)
        Equity in income of Delta Petroleum Corporation ..................           188
                                                                             -----------          -----------
                                                                                     443                    0
                                                                             -----------          -----------

Loss before benefit of income taxes ......................................          (183)                (426)

    Benefit of income taxes:
        State ............................................................           (12)                  (4)
        Federal ..........................................................          (416)                (150)
                                                                             -----------          -----------
                                                                                    (428)                (154)
                                                                             -----------          -----------
Net income (loss) ........................................................   $       245          ($      272)
                                                                             ===========           ==========

Net income (loss) per share:
        Basic ............................................................   $       .04          ($      .04)
                                                                             ===========           ==========
        Diluted ..........................................................   $       .04          ($      .04)
                                                                             ===========           ==========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic .............................................................     6,592,884            6,632,884
                                                                             ===========           ==========
       Diluted ...........................................................     6,603,302            6,753,630
                                                                             ===========           ==========














    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                                 2002            2001
                                                              --------         --------
Net cash flow used in operating activities ...........        ($ 1,241)        ($ 1,165)
                                                              --------         --------

Cash flows from investing activities:
       Investment in note to Networked Energy LLC ....            (125)
       Investment in oil and gas properties ..........                             (358)
       Investment in furniture, fixtures and equipment                               (1)
                                                              --------         --------
         Net cash used in investing activities .......            (125)            (359)
                                                              --------         --------

Cash flows from financing activities:
         Dividends paid to stockholders ..............            (330)            (331)
                                                              --------         --------
         Net cash used in financing activities .......            (330)            (331)
                                                              --------         --------
Net decrease in cash and cash equivalents ............          (1,696)          (1,855)
Cash and cash equivalents - beginning of period ......          15,539            5,844
                                                              --------         --------
Cash and cash equivalents - end of period ............        $ 13,843         $  3,989
                                                              ========         ========










    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("$000's" Omitted Except Share Amounts)





                                            Year Ended September 30, 2002 and Three Months Ended December 31, 2002 (Unaudited)
                                            ----------------------------------------------------------------------------------
                                                                                                              Accumulated
                                                    Common Stock          Additional                             Other
                                             ----------------------        Paid-In         Comprehensive     Comprehensive
                                               Shares        Amount        Capital             Income            Income
                                             ----------      ------        -------         -------------     -------------

Balance - October 1, 2001...............     11,503,904      $5,752        $67,365                               $1,600
Stock acquired..........................
Dividends declared ($.15 per share).....
Comprehensive income (loss):............
  Net loss..............................                                                      ($2,102)
  Other comprehensive loss:.............
     Unrealized loss on  marketable
     securities, net of tax.............                                                       (1,113)           (1,113)
                                                                                              -------
                                                                                              ($3,215)
                                             ----------      ------        -------            =======            ======
Balance - September 30, 2002............     11,503,904       5,752         67,365                                  487

Dividends declared ($.05 per share).....
Comprehensive income (loss):
  Net income............................                                                      $   245
  Other comprehensive income:...........
     Unrealized gain on  marketable
      securities, net of tax............                                                          888               888
                                                                                              -------
                                                                                               $1,133
                                             ----------      ------        -------            =======            ======
Balance - December 31, 2002.............     11,503,904      $5,752        $67,365                               $1,375
                                             ==========      ======        =======                               ======















                                                 Year Ended September 30, 2002 and Three Months
                                                       Ended December 31, 2002 (Unaudited)
                                                -------------------------------------------------

                                                Retained         Treasury Stock
                                                Earnings      ---------------------
                                                (Deficit)       Shares       Amount         Total
                                                ---------     ---------    --------       -------

Balance - October 1, 2001...............         $42,816      4,871,020    ($66,506)      $51,027
Stock acquired..........................                         40,000        (161)         (161)
Dividends declared ($.15 per share).....          (1,007)                                  (1,007)
Comprehensive income (loss):............
  Net loss..............................          (2,102)                                  (2,102)
  Other comprehensive loss:.............
     Unrealized loss on  marketable
     securities, net of tax.............                                                   (1,113)


                                                 -------      ---------    --------       -------
Balance - September 30, 2002............          39,707      4,911,020     (66,667)       46,644

Dividends declared ($.05 per share).....            (328)                                    (328)
Comprehensive income (loss):
  Net income............................             245                                      245
  Other comprehensive income:...........
     Unrealized gain on  marketable
      securities, net of tax............
                                                                                              888
                                                 -------      ---------    --------       -------
Balance - December 31, 2002.............         $39,624      4,911,020    ($66,667)      $47,449
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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 2002 and 2001 and for a fair statement of financial position at December 31, 2002.

Note 2 - September 30, 2002 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 2002 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser of the refining assets sold by Powerine and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for over seven years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations.

Note 4 - Environmental Liabilities/Litigation

                 ChevronTexaco Litigation

                 On August 13, 2002, three subsidiaries of ChevronTexaco, Inc. (collectively, "ChevronTexaco") filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the EPA and others, that ChevronTexaco has or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA").

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                 History

                 In December 1995, IRLP sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified Indian Refining Limited Partnership, an inactive refining subsidiary of the Company ("IRLP"), with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation has been delayed primarily because of legal challenges by Texaco, and now ChevronTexaco. American Western believes that those challenges have been resolved and currently estimates that confirmation should occur in late March 2003.

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

                 Claims by Texaco

                 On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries were liable to Texaco under the CERCLA as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and legal contentions for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims. In October 2001, Texaco merged with Chevron and the merged Company was named ChevronTexaco.

                 In May 2002, the Company received a letter from ChevronTexaco which asserted a new claim against the Company and its subsidiaries pursuant to OPA for costs and damages incurred or to be incurred by ChevronTexaco resulting from actual or threatened discharges of oil to navigable waters at or near the Indian Refinery. ChevronTexaco estimated these costs and damages to be $20,500.

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

                 On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. The Federal District Court has not set a preliminary trial date for this matter due to the complexity of this matter and the crowded docket of the Court. Because of procedural disputes between ChevronTexaco and other defendants in the case, pre-trial scheduling and discovery have been delayed. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

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

                 Estimated gross undiscounted clean-up costs for this refinery are at least $80,000-$150,000 according to public statements by Texaco to the Company and third parties. In January 2003, the United States and the State of Illinois filed a motion in the American Western bankruptcy case which stated that the estimated total response costs for one portion of the site alone could range from $109,000 to $205,000. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and/or OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy-five years, the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and its subsidiaries might be further reduced.

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

         Long Trusts Lawsuit

         There have been no significant developments since those reported in the Company's Form 10-K for the year ended September 30, 2002.

         Pilgreen Litigation

         There have been no significant developments since those reported in the Company's Form 10-K for the year ended September 30, 2002.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


         Dominion Litigation

         There have been no significant developments since those reported in the Company's Form 10-K for the year ended September 30, 2002.

Note 5 - New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. Amortization of goodwill for the quarter ended December 31, 2001 was $3.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have any effect on the Company's future financial position or results of operations since the Company disposed of its long-lived assets, its oil and gas properties, to which SFAS No. 143 would have applied, in May 2002.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144"), which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. The Company adopted SFAS No 144 effective October 1, 2002. The Company's adoption of this statement has not had any effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company expects to adopt SFAS No. 145 on October 1, 2003. The Company does not expect at this time that adoption of this statement will have a material effect on its future financial position or results of operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


                  Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have any affect on its future financial condition or results of operations.

                 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Since the Company has not issued any stock options since January 2002, the provisions of SFAS No. 148 have not had any effect on the Company's financial position or results of operations.

                 In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34" ("Interpretation No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company does not expect Interpretation No. 45 to have a material effect on the Company's future financial position or results of operations.

                 In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interests Entities, an Interpretation of ARB No. 51" ("Interpretation No. 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not expect Interpretation No. 46 to have any effect on the Company's future financial position or results of operations.

Note 6 - Sale of Domestic Oil and Gas Properties to Delta

                 On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta Petroleum Corporation, a public exploration and production company ("Delta"). The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing. That option was valued at $2,682 at May 31, 2002 using the Black Scholes method and recorded as a liability. At December 31, 2002, the value of the option granted to Delta had decreased to $234, resulting in income to the Company. As a result of the sale, the Company owns approximately 44% of Delta.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


Note 7 - Income Taxes

                 The Company's deferred taxes are comprised of the following:

                                               December 31, 2002     September 30, 2002
                                               -----------------     ------------------
                                                   (Unaudited)
         Deferred tax assets - gross.........         $5,857                 $5,792
         Valuation allowance.................         (4,634)                (4,997)
                                                      ------                 ------
         Deferred tax assets - net...........         $1,223                 $  795
                                                      ======                 ======

                 At December 31, 2002, the Company determined that $4,634 of its gross deferred tax asset more likely than not would not be realized and thus decreased its valuation allowance from $4,997 at September 30, 2002 to $4,634 at December 31, 2002. If future taxable income (loss) estimates change, the Company will change its valuation allowance. The net deferred tax asset relates to income that has been recognized for tax purposes and has not been recognized for financial reporting purposes.

Note 8 - Restricted Cash

                 Restricted cash consists of the following:


                                                                 December 31, 2002        September 30, 2002
                                                                 -----------------        ------------------
                                                                     (Unaudited)

         Funds supporting bond for Long Trusts Lawsuit..........         $4,038                    $4,020
         Funds supporting letters of credit for operating bonds.            210                       210
                                                                         ------                    ------
                                                                         $4,248                    $4,230
                                                                         ======                    ======

                 The Company anticipates that the funds supporting letters of credit for operating bonds will be replaced by Delta before March 31, 2003.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

Note 9 - Investment in Delta Petroleum Corporation

                 Condensed financial information concerning Delta is as follows:


                        Condensed Balance Sheet
                                                                          December 31, 2002        September 30, 2002
                                                                          -----------------        ------------------
                                                                             (Unaudited)
                                Assets

         Current assets .................................................     $ 7,915                    $ 8,392
         Oil and gas properties, net ....................................      66,519                     66,147
         Other assets ...................................................         429                        432
                                                                              -------                    -------
                                                                              $74,863                    $74,971
                                                                              =======                    =======
                 Liabilities and Stockholders' Equity

         Current liabilities, including current portion of long-term debt     $ 6,123                    $ 7,085
         Long-term liabilities ..........................................      22,803                     23,584
         Stockholders' equity ...........................................      45,937                     44,302
                                                                              -------                    -------
                                                                              $74,863                    $74,971
                                                                              =======                    =======



                                                                                For the Three Months Ended
                                                                                       December 31,
                                                                                ------------------------------
                                                                                2002                      2001
                                                                                ----                      ----
                                                                                         (Unaudited)
                   Condensed Statement of Operations

     Revenue:
       Oil and gas sales..............................................        $ 6,091                    $ 1,763
       Other..........................................................           (387)                        26
                                                                              -------                    -------
                                                                                5,704                      1,789
                                                                              -------                    -------
     Expense:
       Lease operating expenses.......................................          2,567                      1,093
       General and administrative.....................................            977                        698
       Depreciation, depletion and amortization.......................          1,192                        869
       Other..........................................................            118                        471
                                                                              -------                    -------
                                                                                4,854                      3,131
                                                                              -------                    -------
     Other (expense)..................................................           (422)                      (320)
                                                                              -------                    -------
     Income (loss) before taxes.......................................            428                     (1,662)
     Income taxes.....................................................
                                                                              -------                    -------
     Net income (loss)................................................        $   428                   ($ 1,662)
                                                                              =======                    =======



         The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended December 31, 2002 and 2001 and September 30, 2002.

       Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At December 31, 2002, the closing price of Delta's common stock was $3.40.

         At December 31, 2002, there were approximately 5,400,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at December 31, 2002, the Company's percentage ownership of Delta would decrease to approximately 36%.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)


Note 10 - Amendment of Stockholder Rights Plan

         On April 21, 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan ("Plan") under which one preferred stock purchase right would be distributed for each outstanding share of the Company's common stock. Each right initially entitles holders of common stock to buy one-hundredth of one share of a new series of preferred stock at an exercise price of $35.00. The rights will be exercisable only if a person or group, without the prior approval of the Company's Board of Directors, acquires 15% or more of the outstanding common stock or announces a tender offer as a result of which such person or group would own 15% or more of the common stock. If a person to whom these provisions apply becomes a beneficial owner of 15% or more of the outstanding common stock, each right (other than rights held by such acquiring person) will also enable its holder to purchase common stock (or equivalent securities) of the Company having a value of $70.00 for a purchase price of $35.00. In addition, if the Company is involved in a merger or other business combination with another entity, at or after the time that any person acquires 15% or more of the outstanding common stock, each right will entitle its holder to purchase, at $35.00 per right, common shares of such other entity having a value of $70.00

         On December 31, 2002, the Company's Board of Directors amended the Plan such that the rights will not become exercisable if a person who is an institutional investor acquires more than 15% but less than 25% of the Company's outstanding common stock.

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

         During the period from August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into a subsidiary of EMC and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's consolidated financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of refining operations has been confined to the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent environmental liabilities of the Company and its refining subsidiaries.

         As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, on September 6, 2002, the Company sold all of its oil and gas interests in Romania to the operator of the Romanian concessions. As a result of these sales the Company has no remaining operating assets. Furthermore, from May 31, 2002 to December 31, 2002, the Company reduced the number of its employees from 27 full-time employees to 3 full-time employees and 3 part-time employees. As a result of these asset sales and the reduction in the Company's employees, comparison of fiscal 2002 and fiscal 2001 operations by revenue and expense category is not meaningful. Discussion will, therefore, be limited to analysis of first quarter fiscal 2003 operations with comparisons to prior year's operations only where warranted.

         The Company earned no oil and gas sales and incurred no oil and gas production expenses during the period from October 1, 2002 to December 31, 2002 because the Company sold all of its producing oil and gas properties to Delta in May 31, 2002.

         General and administrative expenses decreased $760 or 55.4% from the quarter ended December 31, 2001 to the quarter ended December 31, 2002 primarily because of the reduction of full-time employees from twenty-seven to three. The decrease was, however, partially offset by increased legal expenses related to the ChevronTexaco litigation (see Note 4 to the financial statements). Although the Company has significantly reduced its personnel costs, its continuing public company costs (audit, printing, legal compliance, stock transfer fees, stock exchange costs, etc.) continue and significant legal costs related to the ChevronTexaco litigation are expected in the future. If the Company is able to terminate this litigation, it anticipates that it will liquidate and both public company and legal costs would then decrease significantly or disappear altogether.

         Depreciation, depletion and amortization decreased $1,227 from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 because the Company sold all of its producing oil and gas properties to Delta in May 2002 and thus incurred no depletion expense for the quarter ended December 31, 2002. The $15 of depreciation, depletion and amortization for the quarter ended December 31, 2002 consists primarily of depreciation of the Company's office equipment and furniture.

         The following other income (expense) items relate to and result from the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002 and have no counterpart during the quarter ended December 31, 2001:


         Decrease in fair value of option granted to Delta Petroleum Corporation.........            $198
                                                                                                     ====
         Equity in income (loss) of Delta Petroleum Corporation..........................            $188
                                                                                                     ====

         The $198 decrease in the value of the option granted to Delta is the result of a decrease in the fair value of the option that the Company granted to Delta to acquire 3,188,667 of its shares back from the Company at $4.50 per share through May 31, 2003. The fair market value of Delta's option decreased primarily as a result of a decrease in Delta's share price since September 30, 2002 and the passage of time. The equity in the income of Delta represents the Company's share (44%) of Delta's net income for the quarter ended December 31, 2002. Prior to May 31, 2002 the Company owned only 3.4% of Delta and accounted for its investment in Delta as available-for-sale securities. Commencing June 1, 2002, the Company accounted for its investment in Delta using the equity method. See "Critical Accounting Policies" below.

         The Company's equity in the loss of Networked Energy LLC ("Networked") decreased $14 from $34 for the quarter ended December 31, 2001 to $20 for the quarter ended December 31, 2002. The decrease results from decreased expenses incurred by Network, a start up company engaged in the planning, installation and operation of natural gas fueled energy generating facilities. Networked has not yet earned operating revenue. The Company owns 45% of Network. The Company is monitoring Networked's progress in certain ventures. If developments with respect to these ventures are not favorable for Networked, the Company may impair its equity investment in Networked of $354 and note receivable from Networked of $125 by March 31, 2003.

         The $428 tax benefit for the quarter ended December 31, 2002 results primarily because of changes in the Company's expectations concerning future taxable income. The Company decreased its valuation allowance by $363 at December 31, 2002 resulting in a deferred tax asset, net of $773 of accrued income taxes on appreciation of marketable securities, of $450. The net deferred tax asset at December 31, 2002 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

         Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended December 31, 2002, the Company used $1,241 in operating activities. During the same period the Company invested $125 in Networked and paid $330 for dividends to shareholders. At December 31, 2002, the Company had $13,843 of unrestricted cash, $21,954 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 and its Romanian oil and gas concessions to the operator of those concessions in September 2002.

         At the present time the two most likely future courses of action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action is liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company's Board of Directors has not, however, adopted a plan of liquidation given the recent lawsuit filed by ChevronTexaco. (See Note 4 to the consolidated financial statements.) The Company's general counsel, management and special counsel believe ChevronTexaco's claims are without merit and that ChevronTexaco is using the legal system to disrupt the Company's business activities and to coerce the Company to pay ChevronTexaco a settlement in order to allow the Company to liquidate. The Company expects that it will incur significant legal costs to defend itself against ChevronTexaco's lawsuit. The Company's management and Board of Directors are continuously monitoring the legal situation. Since the Company's Board of Directors has discussed but not yet formally adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below.

LIQUIDATION

         If a decision is made to liquidate, the Company anticipates that it would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the contingent and litigated environmental claims and other current litigation. Such provision would include the Company's $4,038 certificate of deposit provided for the letter of credit supporting its supersedeas bond as required for the Company's appeal of the Long Trust litigation plus interest (see Note 4 to the consolidated financial statements) and sufficient assets to provide a reasonable reserve for the Company's other outstanding litigation liabilities, if any, including any outstanding contingent environmental litigation and other liabilities. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the Securities and Exchange Commission ("SEC") seeking relief from continuing SEC reporting requirements. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

         a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to any of these lawsuits, any or several of the plaintiffs in these lawsuits could undertake legal actions to prevent the Company from making liquidating distributions to its stockholders. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (Note 4 to the consolidated financial statements), ChevronTexaco's recovery could conceivably exceed the Company's net worth and prevent liquidating distributions to stockholders. ChevronTexaco could also conceivably sue larger stockholders of the Company after a distribution had been made. In addition, even if the Company's stockholders approve any future plan of liquidation, dissident stockholders of the Company could conceivably also take legal actions to prevent the Company from implementing any liquidation plan.

         b. Tax Risks - As a result of the Delta transaction, the Company received 9,566,000 shares of Delta's common stock in addition to the 382,289 shares of Delta common stock it previously owned. If Delta's stock price increases significantly before any distribution to stockholders, the Company could be subject to federal and state income tax at the corporate level on the interim appreciation of Delta's stock if the Company's remaining tax carryforwards are not sufficient to offset income taxes on such appreciation. Under such circumstance the tax treatment is the same as if the Company had sold its Delta shares for their fair market value and then distributed the proceeds to its stockholders. Such could be the case if there are delays in making distributions to stockholders and Delta's stock price increases in the interim. Any resulting gain would essentially constitute phantom income to the Company since the Company would realize a taxable gain without receiving any related proceeds.

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

         In addition, if the Company continues to operate, it would continue to be subject to the following risk factors:

         a. Contingent and litigated environmental liabilities (see Note 4 to the consolidated financial statements).

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

CRITICAL ACCOUNTING POLICIES:

         The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

        The Company currently owns approximately 44% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $6,900 at closing. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

        At September 30, 2002, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612 resulting in a recorded net liability of $2,404. As noted in Note 4 to the consolidated financial statements included in this Form 10-Q. ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the estimated realizable value of discontinued net refining assets and net refining liabilities retained as non current because it appears that these items will not be realized in the next year given the recent lawsuit filed against the Company by ChevronTexaco (see Note 4 to this Form 10-Q). The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

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

Changes in the Value Allocated to the Delta's Repurchase Option

        As part of the Delta sale, the Company granted Delta an option to repurchase up to 3,188,667 of its shares for $4.50/share until May 31, 2003. At closing on May 31, 2002, the Company valued that option at $2,682 using the Black Scholes method and recorded a liability on its consolidated balance sheet. The Company is required to account for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations. At December 31, 2002, the value of option had been reduced to $234 and the Company had recorded a $2,448 gain since May 31, 2002, including a gain of $198 for the three months ended December 31, 2002. If the option expires by its own terms or is only partially exercised at expiration, the Company would then record a gain equal to the remaining book value of the unexercised options. If Delta exercises the option the Company would record a gain per share exercised equal to the difference between $4.50 and the book value per share at the time of exercise.

Valuation Allowance for Deferred Income Tax Asset

        At December 31, 2002, the Company recorded a valuation allowance of $4,634 offsetting its gross deferred tax asset of $5,857 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at December 31, 2002 based primarily on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits, including a complaint for environmental indemnification, for which the Company has recorded no liabilities except for $3,016 of net refining liabilities retained. The net deferred tax asset at December 31, 2002 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has sold all of its oil and gas production and currently is not subject to market risk on the prices received for oil and gas production as in the past.

Item 4. Controls and Procedures

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of December 31, 2002 are as follows:

       a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in our reports required under the Exchange Act.

       b) There have not been any significant changes in our internal controls or in other factors that could affect such controls subsequent to December 31, 2002.

       See Exhibits 99.1 and 99.2 to this Form 10-Q.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2002. Also see Note 4 to the December 31, 2002 consolidated financial statements included in Part I.

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits:

                 Exhibit 10.147 Amendment of Rights Agreements between Castle Energy Corporation and American Stock Transfer Company as Rights Agent, dated December 31, 2002

                 Exhibit 11.1       Statement re: Computation of Earnings Per
                                    Share

                 Exhibit 99.1 Certificate of Chief Executive Officer (Section 302 of Sarbanes Oxley Act)

                 Exhibit 99.2 Certificate of Chief Financial Officer (Section 302 of Sarbanes Oxley Act)

                 Exhibit 99.3 Certificate of Chief Executive Officer (Section 906 of Sarbanes Oxley Act)

                 Exhibit 99.4 Certificate of Chief Financial Officer (Section 906 of Sarbanes Oxley Act)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 2003                           CASTLE ENERGY CORPORATION
      -----------------


                                                 /s/Richard E. Staedtler
                                                 -----------------------------
                                                 Richard E. Staedtler
                                                 Chief Financial Officer
                                                 Chief Accounting Officer