Form 10-Q
period 2003-03-31
CASTLE ENERGY CORP
filed 2003-05-15
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                               -------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended ________________________________________________

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

         Indicate by check X whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes __X__     No ____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,592,884 shares of Common Stock, $.50 par value outstanding as of May 9, 2003.

                                                CASTLE ENERGY CORPORATION


                                                          INDEX

                                                                                                                    Page #
                                                                                                                    ------
Part I.      Financial Information
             ---------------------

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - March 31, 2003 (Unaudited) and September
                     30, 2002......................................................................................    1

                     Consolidated Statements of Operations - Three Months Ended March 31,
                     2003 and 2002 (Unaudited).....................................................................    2

                     Consolidated Statements of Operations - Six Months Ended March 31, 2003
                     and 2002 (Unaudited)..........................................................................    3

                     Condensed Consolidated Statements of Cash Flows - Six Months Ended
                     March 31, 2003 and 2002 (Unaudited)...........................................................    4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2002 and Six Months Ended March 31,
                     2003 (Unaudited)..............................................................................    5

                     Notes to the Consolidated Financial Statements (Unaudited) ...................................    6

             Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ........................................................................   18

             Item 3. Qualitative and Quantitative Disclosures About Market Risk....................................   24

             Item 4. Controls and Procedures.......................................................................   24

Part II.     Other Information
             -----------------

             Item 1. Legal Proceedings.............................................................................   25

             Item 4. Submission of Matters to a Vote of Security Holders...........................................   25

             Item 6. Exhibits and Reports on Form 8-K..............................................................   25

  Signature      ..................................................................................................   26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                              CASTLE ENERGY CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                        ("000's" Omitted Except Share Amounts)

                                                                                           March 31,      September 30,
                                                                                             2003             2002
                                                                                           --------         --------
                                                                                          Unaudited
                                      ASSETS
Current assets:
    Cash and cash equivalents......................................................        $ 12,793         $ 15,539
    Restricted cash................................................................           4,261            4,230
    Accounts receivable............................................................              63              108
    Marketable securities..........................................................           3,756            3,046
    Prepaid expenses and other current assets......................................             129              197
    Estimated realizable value of discontinued net refining assets.................             612
    Deferred income taxes..........................................................             535              429
    Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126..............................................................
                                                                                           --------         --------
      Total current assets.........................................................          22,149           23,549
Estimated realizable value of discontinued net refining assets.....................                              612
Property, plant and equipment, net:
    Furniture, fixtures and equipment..............................................              92              153
Investment in Networked Energy LLC, net of impairment reserve of $354 at
    March 31, 2003.................................................................                              375
Investment in Delta Petroleum Corporation..........................................          27,308           26,886
Deferred income taxes..............................................................             366              366
                                                                                           --------         --------
      Total assets.................................................................        $ 49,915         $ 51,941
                                                                                           ========         ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable...............................................................        $    330         $    330
    Accounts payable...............................................................             131              413
    Accrued expenses...............................................................             191              821
    Accrued taxes on appreciation of marketable securities.........................             529              274
    Fair value of options granted to Delta Petroleum Corporation...................              17              432
    Net refining liabilities retained..............................................           3,016
                                                                                           --------         --------
      Total current liabilities....................................................           4,214            2,270
Net refining liabilities retained..................................................                            3,016
Long-term liabilities..............................................................                               11
                                                                                           --------         --------
      Total liabilities............................................................           4,214            5,297
                                                                                           --------         --------
Commitments and contingencies......................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at March 31, 2003 and September 30, 2002............           5,752            5,752
    Additional paid-in capital.....................................................          67,365           67,365
    Accumulated other comprehensive income - unrealized gains on marketable
      securities, net of taxes.....................................................             615              487
    Retained earnings..............................................................          38,636           39,707
                                                                                           --------         --------
                                                                                            112,368          113,311
    Treasury stock at cost - 4,911,020 shares at March 31, 2003 and September
      30, 2002.....................................................................         (66,667)         (66,667)
                                                                                           --------         --------
      Total stockholders' equity...................................................          45,701           46,644
                                                                                           --------         --------
      Total liabilities and stockholders' equity...................................        $ 49,915         $ 51,941
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

                                              CASTLE ENERGY CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ("000's" Omitted Except Share Amounts)
                                                     (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2003              2002
                                                                                        ----------        ----------
Revenues:
    Oil and gas sales........................................................                             $    3,258
                                                                                                          ----------

Expenses:
    Oil and gas production...................................................                                  1,359
    General and administrative...............................................           $      696             1,227
    Depreciation, depletion and amortization.................................                   14             1,172
                                                                                        ----------        ----------
                                                                                               710             3,758
                                                                                        ----------        ----------

Operating income (loss)......................................................                 (710)             (500)
                                                                                        ----------        ----------

Other income (expense):
        Interest income......................................................                   88                10
        Other income (expense)...............................................                  (12)
        Equity in income of Delta Petroleum Corporation......................                  562
        Equity in loss of Networked Energy LLC...............................                                    (48)
        Impairment provision - marketable securities.........................                                   (204)
        Impairment provision - investment in Networked Energy LLC............                 (480)
      Decrease in market value of option granted to Delta Petroleum
          Corporation........................................................                  217
                                                                                        ----------        ----------
                                                                                               375              (242)
                                                                                        ----------        ----------

Income (loss) before provision for income taxes..............................                 (335)             (742)
                                                                                        ----------        ----------

    Provision for (benefit of) income taxes:
        State................................................................                    9                (8)
        Federal..............................................................                  312              (259)
                                                                                        ----------        ----------
                                                                                               321              (267)
                                                                                        ----------        ----------
Net income (loss)............................................................          ($      656)      ($      475)
                                                                                        ==========        ==========

Net income (loss) per share:
        Basic................................................................          ($      .10)      ($      .07)
                                                                                        ==========        ==========
        Diluted..............................................................          ($      .10)      ($      .07)
                                                                                        ==========        ==========

    Weighted average number of common and potential dilutive common shares outstanding:
      Basic..................................................................            6,592,884         6,632,884
                                                                                        ==========        ==========
      Diluted................................................................            6,593,082         6,760,235
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

                                            CASTLE ENERGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ("000's" Omitted Except Share Amounts)
                                                   (Unaudited)


                                                                                      Six Months Ended March 31,
                                                                                      --------------------------
                                                                                         2003            2002
                                                                                         ----            ----
Revenues:
    Oil and gas sales.........................................................                        $    6,699
                                                                                                      ----------

Expenses:
    Oil and gas production....................................................                             2,613
    General and administrative................................................        $    1,307           2,598
    Depreciation, depletion and amortization..................................                29           2,414
                                                                                      ----------      ----------
                                                                                           1,336           7,625
                                                                                      ----------      ----------

Operating income (loss).......................................................            (1,336)           (926)
                                                                                      ----------      ----------

Other income (expense):
        Interest income.......................................................               151              43
        Other income..........................................................                 2               1
        Equity in income of Delta Petroleum Corporation.......................               750
        Equity in loss of Networked Energy LLC................................               (20)            (82)
        Impairment provision - marketable securities..........................                              (204)
        Impairment provision - investment in Networked Energy LLC.............              (480)
        Decrease in fair market value of option granted to Delta Petroleum
        Corporation...........................................................               415
                                                                                      ----------      ----------
                                                                                             818            (242)
                                                                                      ----------      ----------

Income (loss) before provision for income taxes...............................              (518)         (1,168)
                                                                                      ----------      ----------

    Provision for (benefit of) income taxes:
        State.................................................................                (3)            (12)
        Federal...............................................................              (104)           (409)
                                                                                      ----------      ----------
                                                                                            (107)           (421)
                                                                                      ----------      ----------
Net income (loss) ............................................................       ($      411)    ($      747)
                                                                                      ==========      ==========

Net income (loss) per share:
        Basic.................................................................       ($      .06)    ($      .11)
                                                                                      ==========      ==========
        Diluted...............................................................       ($      .06)    ($      .11)
                                                                                      ==========      ==========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic..................................................................         6,592,884       6,632,884
                                                                                      ==========      ==========
        Diluted...............................................................         6,594,657       6,756,927
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

                                              CASTLE ENERGY CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  ("000's" Omitted)
                                                     (Unaudited)




                                                                                       Six Months Ended March 31,
                                                                                       --------------------------
                                                                                         2003                2002
                                                                                         ----                ----
Net cash flow provided by (used in) operating activities.................             ($ 1,961)            ($    61)
                                                                                       -------              -------

Cash flows from investing activities:
       Investment in furniture, fixtures and equipment...................                                        (5)
       Investment in oil and gas properties..............................                                      (703)
       Investment in Networked Energy LLC................................                 (125)                (150)
                                                                                       -------              -------
                 Net cash used in investing activities...................                 (125)                (858)
                                                                                       -------              -------

Cash flows from financing activities:
         Dividends paid to stockholders..................................                 (660)                (671)
                                                                                       -------              -------
         Net cash used in financing activities ..........................                 (660)                (671)
                                                                                       -------              -------
Net increase (decrease) in cash and cash equivalents.....................               (2,746)              (1,590)
Cash and cash equivalents - beginning of period..........................               15,539                5,844
                                                                                       -------              -------
Cash and cash equivalents - end of period................................              $12,793              $ 4,254
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

                                                      CASTLE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                     OTHER COMPREHENSIVE INCOME
                                               ("000's" Omitted Except Share Amounts)



                                              Year Ended September 30, 2002 and Six Months Ended March 31, 2003 (Unaudited)
                                         ---------------------------------------------------------------------------------------
                                                                                 Accumulated
                                          Common Stock   Additional                 Other      Retained   Treasury Stock
                                         ---------------  Paid-In Comprehensive  Comprehensive Earnings  -----------------
                                         Shares   Amount  Capital     Income        Income     (Deficit) Shares    Amount    Total
                                         ------   ------  -------    -------     ---------    --------   ------   --------  -------
Balance - October 1, 2001...........   11,503,904 $5,752  $67,365                   $1,600    $42,816   4,871,020 ($66,506) $51,027
Stock acquired......................                                                                       40,000     (161)    (161)
Dividends declared ($.15 per share).                                                           (1,007)                       (1,007)
Comprehensive income (loss):........
  Net income (loss).................                                 ($2,102)                  (2,102)                       (2,102)
  Other comprehensive loss:.........
     Unrealized loss on  marketable
      securities, net of tax........                                  (1,113)       (1,113)                                  (1,113)
                                                                     -------
                                                                     ($3,215)
                                       ---------- ------  -------    =======     ---------    -------   --------- --------  -------
Balance - September 30, 2002........   11,503,904  5,752   67,365                      487     39,707   4,911,020  (66,667)  46,644

Dividends declared ($.10 per share).                                                             (660)                         (660)
Comprehensive income (loss):
  Net income (loss).................                                 ($  411)                    (411)                         (411)
  Other comprehensive income:.......
     Unrealized gain on  marketable
      securities, net of tax........                                     454           454                                      454
  Equity in other comprehensive
     loss of Delta Petroleum
     Corporation                                                        (326)         (326)                                    (326)
                                                                     -------
                                                                     ($  283)
                                       ---------- ------  -------    =======     ---------    -------   --------- --------  -------
Balance - March 31, 2003............   11,503,904 $5,752  $67,365                $     615    $38,636   4,911,020 ($66,667) $45,701
                                       ========== ======  =======                =========    =======   ========= ========  =======




The accompanying notes are an integral part of these financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


   Note 1 - Basis of Preparation
--------------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and six-month periods ended March 31, 2003 and 2002 and for a fair statement of financial position at March 31, 2003.

Note 2 - September 30, 2002 Balance Sheet
-----------------------------------------

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

Note 4 - Environmental Liabilities/Litigation
---------------------------------------------

         ChevronTexaco Litigation

         On August 13, 2002, three subsidiaries of ChevronTexaco, Inc. (collectively, "ChevronTexaco") filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others, that ChevronTexaco has or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA").

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


         History

         In December 1995, Indian Refining Limited Partnership, an inactive subsidiary of the Company, ("IRLP") sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation has been delayed primarily because of legal challenges by Texaco, and now ChevronTexaco. American Western's Liquidation Plan was confirmed in April 2003.

         During fiscal 1998, the Company was informed that the EPA had investigated offsite acid sludge waste found near the Indian Refinery and had investigated and remediated surface contamination on the Indian Refinery property. Neither the Company nor IRLP was initially named with respect to these two actions.

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

         The Company's general counsel subsequently corresponded with ChevronTexaco and the Company voluntarily provided a number of documents requested by ChevronTexaco. In June 2002, ChevronTexaco's counsel indicated to the Company's general counsel that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company, which the Company promptly and voluntarily again supplied to ChevronTexaco.

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

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. The Federal District Court has not set a preliminary trial date for this matter due to the complexity of this matter and the crowded docket of the Court. Because of procedural disputes between ChevronTexaco and other defendants in the case, pre-trial scheduling and discovery were delayed. A pre-trial scheduling conference was held May 5, 2003. Schedules for discovery are expected to be set shortly. On May 8, 2003, two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

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

         Estimated gross undiscounted clean-up costs for this refinery are at least $80,000-$150,000 according to public statements by Texaco to the Company and third parties. In January 2003, the United States and the State of Illinois filed a motion in the American Western bankruptcy case which stated that the estimated total response costs for one portion of the site alone could range from $109,000 to $205,000. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and/or OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy-five years, the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and/or its subsidiaries might be further reduced.

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

            Special counsel to the Company, Jenkens & Gilchrist, does not consider an unfavorable outcome to this lawsuit probable. The Company's management and general counsel believe that several of the plaintiffs' primary legal theories are contrary to established Texas law and that the court's charge to the jury was fatally defective. They further believe that any judgment for plaintiffs based on those theories or on the jury's answers to certain questions in the charge cannot stand and will be reversed on appeal. As a result, the Company has not accrued any liability for this litigation. Nevertheless, to pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the plaintiffs, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal, which may take several years. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,051 at March 31, 2003. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until the Long Trusts Lawsuit is adjudicated. Having sold all of its domestic oil and gas properties, the Company no longer has any oil and gas assets with which to collateralize the bond.

            Pilgreen Litigation

            As part of the oil and gas properties acquired from AmBrit in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. The Company and the operator signed an agreement to release $282 of the suspended revenue attributable to CTOGLP's ORRI in the Pilgreen well to CTOGLP subject to judicial approval. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

            CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well accruing to the Company's interest is $66.

            In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta.

            The Company's policy with respect to any amounts recovered is to record them as income only when and if such amounts are actually received.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


            Dominion Litigation

            On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy to be approximately $1,180. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion are currently examining land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The Company is contesting this matter vigorously and has accordingly made no provision for Dominion's claim in its March 31, 2003 financial statements.

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

Note 5 - New Accounting Pronouncements
--------------------------------------

        Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. Amortization of goodwill for the three and six month periods ended March 31, 2002 was $2 and $4, respectively.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have any effect on the Company's future financial position or results of operations since the Company disposed of its long-lived assets, its oil and gas properties, to which SFAS No. 143 would have applied, in May 2002.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No 144 effective October 1, 2002. The Company's adoption of this statement has not had any effect on its financial position or results of operations.

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

        Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The Company does not expect SFAS No. 146 to have any affect on its future financial condition or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Since the Company has not issued any stock options since January 2002, the provisions of SFAS No. 148 have not had any effect on the Company's financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34" ("Interpretation No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The provisions of Interpretation No. 45 have not had an effect on the Company's financial position or results of operations to date and the Company does not expect Interpretation No. 45 to have a material effect on the Company's future financial position or results of operations.

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

Note 6 - Sale of Domestic Oil and Gas Properties to Delta
---------------------------------------------------------

        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta Petroleum Corporation, a public exploration and production company ("Delta"). The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing. That option was valued at $2,682 at May 31, 2002 using the Black Scholes method and recorded as a liability. At March 31, 2003, the value of the option granted to Delta had decreased to $17, resulting in income to the Company. After the sale, the Company owned approximately 44% of Delta. As a result of subsequent capital transactions (exercise of stock options) at Delta, the Company's ownership of Delta decreased to 43% at March 31, 2003.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 7 - Income Taxes
---------------------

        The Company's deferred taxes are comprised of the following:

                                                                           March 31, 2003           September 30, 2002
                                                                        ------------------          ------------------
                                                                           (Unaudited)
        Deferred tax assets - gross..................................        $6,096                      $5,792
        Valuation allowance..........................................        (5,195)                     (4,997)
                                                                             ------                      ------
        Deferred tax assets - net....................................        $  901                      $  795
                                                                             ======                      ======

        At March 31, 2003, the Company determined that $5,195 of its gross deferred tax asset more likely than not would not be realized and thus increased its valuation allowance from $4,997 at September 30, 2002 to $5,195 at March 31, 2003. If future taxable income (loss) estimates change, the Company will change its valuation allowance. The net deferred tax asset relates to income that has been recognized for tax purposes but has not been recognized for financial reporting purposes.

Note 8 - Restricted Cash
------------------------

        Restricted cash consists of the following:

                                                                        March 31, 2003              September 30, 2002
                                                                        --------------              ------------------
                                                                           (Unaudited)
        Funds supporting bond for Long Trusts Lawsuit.................       $4,051                      $4,020
        Funds supporting letters of credit for operating bonds........          210                         210
                                                                             ------                      ------
                                                                             $4,261                      $4,230
                                                                             ======                      ======

        The Company anticipates that the funds supporting letters of credit for operating bonds will be replaced by Delta before September 30, 2003.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)



Note 9 - Investment in Delta Petroleum Corporation
--------------------------------------------------

        Condensed financial information concerning Delta is as follows:


                        Condensed Balance Sheet

                                                                         March 31, 2003          September 30, 2002
                                                                       ------------------       ---------------------
                                                                           (Unaudited)               (Unaudited)
                                Assets

     Current assets...................................................       $ 8,488                   $  8,392
      Oil and gas properties, net.....................................        67,378                     66,147
      Other assets....................................................           383                        432
                                                                             -------                 ----------
                                                                             $76,249                    $74,971
                                                                             =======                    =======
                 Liabilities and Stockholders' Equity

      Current liabilities, including current portion of long-term debt       $ 7,325                   $  7,085
      Long-term liabilities...........................................        22,036                     23,584
       Stockholders' equity...........................................        46,888                     44,302
                                                                             -------                   --------
                                                                             $76,249                    $74,971
                                                                             =======                    =======


                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------------
                                                                                2003                   2002
                                                                                ----                   ----
                                                                             (Unaudited)             (Unaudited)
                   Condensed Statement of Operations

     Revenue:
       Oil and gas sales..............................................         $7,717                  $1,138
       Other..........................................................           (742)                   (107)
                                                                               ------                  ------
                                                                                6,975                   1,031
                                                                               ------                  ------
     Expense:
       Lease operating expenses.......................................          2,556                     865
       General and administrative.....................................          1,068                     850
       Depreciation, depletion and amortization.......................          1,428                     587
       Other..........................................................            208                      51
                                                                               ------                 -------
                                                                                5,260                   2,353
                                                                               ------                 -------
     Other income (expense)...........................................           (408)                   (265)
                                                                               ------                 -------
     Income (loss) before taxes.......................................          1,307                  (1,587)
     Income taxes.....................................................
                                                                               ------                 -------
     Net income (loss)................................................         $1,307                 ($1,587)
                                                                               ======                 =======

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                                                         For the Six Months Ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                         2003                 2002
                                                                                         ----                 ----
                                                                                               (Unaudited)
                   Condensed Statement of Operations

     Revenue:
       Oil and gas sales..............................................                 $13,808               $2,901
       Other..........................................................                  (1,129)                 (81)
                                                                                       -------              -------
                                                                                        12,679                2,820
                                                                                       -------              -------
     Expense:
       Lease operating expenses.......................................                   5,123                1,958
       General and administrative.....................................                   2,045                1,548
       Depreciation, depletion and amortization.......................                   2,620                1,456
       Other..........................................................                     326                  522
                                                                                       -------              -------
                                                                                        10,114                5,484
                                                                                       -------              -------
     Other income (expense)...........................................                    (830)                (585)
                                                                                       -------              -------
     Income (loss) before taxes.......................................                   1,735               (3,249)
     Income taxes.....................................................
                                                                                       -------              -------
     Net income (loss)................................................                 $ 1,735              ($3,249)
                                                                                       =======              =======

         The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended March 31, 2003 and 2002 and September 30, 2002 and 2001.

       Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At March 31, 2003, the closing price of Delta's common stock was $3.40.

         At March 31, 2003, there were approximately 5,400,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that were out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at March 31, 2003, the Company's percentage ownership of Delta would have decreased to approximately 35%.

Note 10 - Investment in Networked Energy LLC
--------------------------------------------

       Networked Energy LLC ("Networked") is a private company engaged in the planning, installation and operation of natural gas fueled energy generating facilities that supply power, heating and cooling services directly to retail customers with significant energy consumption to reduce their energy costs - especially during peak usage periods. The Company's investment in Networked consists of the following:

                                                               March 31, 2003               September 30, 2002
                                                   ---------------------------------------  ------------------
                                                                Unaudited
Investment in Networked...........................                         $354                  $375
Note receivable - Networked.......................         $126
Impairment provision..............................                         (354)
Allowance for doubtful account....................         (126)
                                                          -----        --------                  ----
                                                                                                 $375
                                                          =====        ========                  ====

       The Company recorded the impairment provision and the allowance for doubtful accounts at March 31, 2003 because Networked has not yet obtained contracts for the services it offers.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 11 - Amendment of Stockholder Rights Plan
----------------------------------------------

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

         As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, on September 6, 2002, the Company sold all of its oil and gas interests in Romania to the operator of the Romanian concessions. As a result of these sales the Company has no remaining operating assets. Furthermore, after May 31, 2002, the Company reduced the number of its employees from 27 full-time employees to 2 full-time employees and 4 part-time employees. As a result of these asset sales and the reduction in the Company's employees, comparison of fiscal 2003 and fiscal 2002 operations by revenue and expense category is not meaningful. Discussion will, therefore, be limited to analysis of operations for the six months ended March 31, 2003 with comparisons to prior year's operations only where warranted.

         The Company earned no oil and gas sales and incurred no oil and gas production expenses during the period from October 1, 2002 to March 31, 2003 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

         General and administrative expenses decreased $1,291 or 49.7% from the six months ended March 31, 2002 to the six-months ended March 31, 2003 primarily because of the reduction of full-time employees from twenty-seven to two. The decrease was, however, partially offset by increased legal expenses related to the ChevronTexaco litigation (see Note 4 to the financial statements). Although the Company has significantly reduced its personnel costs, its continuing public company costs (audit, printing, legal compliance, stock transfer fees, stock exchange costs, etc.) continue and significant legal costs related to the ChevronTexaco litigation are expected in the future. If the Company is able to terminate this litigation, it anticipates that it will liquidate and both public company and legal costs would then decrease significantly or disappear altogether.

         Depreciation, depletion and amortization decreased $2,385 from the first six months of fiscal 2002 to the first six months of fiscal 2003 because the Company sold all of its producing oil and gas properties to Delta in May 2002 and thus incurred no depletion expense during six months ended March 31, 2003. The $29 of depreciation, depletion and amortization for the six months ended March 31, 2003 consists of depreciation of the Company's office equipment and furniture.

         The following other income items for the six months ended March 31, 2003 relate to and result from the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002 and have no counterpart during the six months ended March 31, 2002:

Decrease in fair value of option granted to Delta...............            $415
                                                                            ====
Equity in income (loss) of Delta................................            $750
                                                                            ====

         The $415 decrease in the value of the option granted to Delta is the result of a decrease in the fair value of the option that the Company granted to Delta to acquire 3,188,667 of its shares back from the Company at $4.50 per share through May 31, 2003. The fair market value of Delta's option decreased primarily as a result of a decrease in Delta's share price from May 31, 2002 to March 31, 2003 and the passage of time. The equity in the income of Delta represents the Company's share of Delta's net income for the six-months ended March 31, 2003. The Company currently owns 43% of Delta. Prior to May 31, 2002 the Company owned only 3.4% of Delta and accounted for its investment in Delta as available-for-sale securities. Commencing June 1, 2002, the Company accounted for its investment in Delta using the equity method. See "Critical Accounting Policies" below.

         The Company's equity in the loss of Networked decreased $62 from $82 for the six-months ended March 31, 2002 to $20 for the six months ended March 31, 2003. The decrease results from decreased expenses incurred by Networked, a start-up company engaged in the planning, installation and generation of natural gas fueled energy generating facilities.

         The impairment provision for the Company's investment in Networked consists of a $354 provision related to the Company's 45% equity invested in Networked and a $126 reserve provision for the Company's loan receivable from Networked. The Company has recorded the impairment provision because Networked has not yet obtained contracts for the services it offers. Networked, nevertheless, continues to solicit such contracts and may be successful in obtaining revenue producing contracts in the future. If Networked enters into any joint venture, the Company has the right but not the obligation to use its investment in and loan receivable from Networked as an investment in such joint venture.

         The $107 tax benefit for the six-months ended March 31, 2003 results primarily because of changes in the Company's expectations concerning future taxable income. The Company increased its valuation allowance at September 30, 2002 by $198 at March 31, 2003 resulting in a deferred tax asset, net of $529 of accrued income taxes on appreciation of marketable securities, of $901. The net deferred tax asset at March 31, 2003 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

         Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended March 31, 2003, the Company used $1,961 in operating activities. During the same period the Company invested $125 in Networked and paid $660 for dividends to stockholders. At March 31, 2003, the Company had $12,793 of unrestricted cash, $17,935 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 and its Romanian oil and gas concessions to the operator of those concessions in September 2002.

         At the present time the two most likely alternative courses of future action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action is liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company's Board of Directors has not, however, adopted a plan of liquidation given the recent lawsuit filed by ChevronTexaco. (See Note 4 to the consolidated financial statements.) The Company's general counsel, management and special counsel believe ChevronTexaco's claims are without merit and that ChevronTexaco is using the legal system to disrupt the Company's business activities and to coerce the Company to pay ChevronTexaco a settlement in order to allow the Company to liquidate. The Company expects that it will incur significant legal costs to defend itself against ChevronTexaco's lawsuit. The Company's management and Board of Directors are continuously monitoring the legal situation. Since the Company's Board of Directors has discussed but not yet formally adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below.

LIQUIDATION

         If a decision is made to liquidate, the Company anticipates that it would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the contingent and litigated environmental claims and other current litigation. Such provision would include the Company's $4,051 certificate of deposit provided for the letter of credit supporting its supersedeas bond as required for the Company's appeal of the Long Trust litigation plus interest (see Note 4 to the consolidated financial statements) and sufficient assets to provide a reasonable reserve for the Company's other outstanding litigation liabilities, if any, including any outstanding contingent environmental litigation and other liabilities. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the SEC seeking relief from continuing SEC reporting requirements. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

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

         d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade after the plan of liquidation is approved and filed. In such a case, stockholders would not be able to trade their stock. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company's stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim.

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

CRITICAL ACCOUNTING POLICIES:

         The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

        The Company currently owns approximately 43% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $7,000 at March 31, 2003. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

        At September 30, 2002, the Company had recorded net refining liabilities retained of $3,016 and an estimated value of discontinued net refining assets of $612 resulting in a recorded net liability of $2,404. As noted in Note 4 to the consolidated financial statements included in this Form 10-Q. ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are utterly without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the estimated realizable value of discontinued net refining assets and net refining liabilities retained as current because the bankruptcy plan of American Western was approved in April 2003 and IRLP anticipates receiving $612 of net refining assets in the next quarter. In addition, the net refining liabilities retained have been reclassified to current because $612 of that amount is expected to be liquidated by payments by IRLP in the next quarter and the remaining $2,404 pertains to contingent environmental liabilities related to the ChevronTexaco litigation and such litigation may be tried or settled in the next year. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

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

Changes in the Value Allocated to the Delta's Repurchase Option

        As part of the Delta sale, the Company granted Delta an option to repurchase up to 3,188,667 of its shares for $4.50/share until May 31, 2003. At closing on May 31, 2002, the Company valued that option at $2,682 using the Black Scholes method and recorded a liability on its consolidated balance sheet. The Company is required to account for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations. At March 31, 2003, the value of option had been reduced to $17 and the Company had recorded a $2,665 gain since May 31, 2002, including a gain of $415 for the six-months ended March 31, 2003. If the option expires by its own terms or is only partially exercised at expiration, the Company would then record a gain equal to the remaining book value of the unexercised options. If Delta exercises the option the Company would record a gain per share exercised equal to the difference between $4.50 and the book value per share at the time of exercise.

Valuation Allowance for Deferred Income Tax Asset

        At March 31, 2003, the Company recorded a valuation allowance of $5,195, substantially offsetting its gross deferred tax asset of $6,096 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at March 31, 2003 based primarily on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits, including a complaint for environmental indemnification, for which the Company has recorded no liabilities except for $3,016 of net refining liabilities retained. The net deferred tax asset at March 31, 2003 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Investment in Networked

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Networked. This provision consisted of $354 provision related to the Company's 45% equity investment in Networked and a $126 provision related to the Company's $126 note receivable from Networked. The impairment provisions were recorded because Networked had not entered into any revenue generating contracts by May 9, 2003. Nevertheless, Networked is still seeking revenue generating contracts and may be successful in obtaining such contracts in the future. If such were the case, the Company may record income.

Item 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has sold all of its oil and gas production and currently is not subject to market risk on the prices received for oil and gas production as in the past.

Item 4.           CONTROLS AND PROCEDURES

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of March 31, 2003 are as follows:

       a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in our reports required under the Exchange Act.

       b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to March 31, 2003.

       See Exhibits 99.1 and 99.2 to this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

        For information regarding lawsuits and legal matters, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2002. Also see Note 4 to the March 31, 2003 consolidated financial statements included in Part I.

Item 4.      Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on February 27, 2003. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated January 30, 2003. A total of 6,417,986 shares (representing approximately 88% of outstanding shares) were present in person or by proxy.

        Messrs. John P. Keller and Richard E. Staedtler were elected to serve as directors until the 2006 Annual Meeting. The number of votes cast with respect to Messrs. Keller and Staedtler were as follows:

                                                         For         Withheld
                                                       ---------     --------
                     John P Keller                     6,394,452      23,534
                     Richard E. Staedtler              6,354,767      63,219

        At the Annual Meeting, the stockholders also approved the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending September 30, 2003 by a vote of 6,389,470 votes for such appointment, 21,730 against and 6,786 abstentions.

        In addition to the above, Joseph L. Castle II, Martin R. Hoffmann, Russell S. Lewis and Sidney F. Wentz continued on the Board of Directors.


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


       Date:      May 13, 2003                        CASTLE ENERGY CORPORATION
              ---------------------



                                                      Richard E. Staedtler
                                                      --------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer