Form 10-Q
period 2003-06-30
CASTLE ENERGY CORP
filed 2003-08-19
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended-------------------------------------------------

                         Commission file number: 0-10990

                            CASTLE ENERGY CORPORATION
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                76-0035225
---------------------------------------------         -------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
               or Organization)                       Identification No.)

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

         Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

         Indicate by check [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,592,884 shares of Common Stock, $.50 par value outstanding as of August 8, 2003.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                                   PAGE #
                                                                                                   ------
Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - June 30, 2003 (Unaudited) and September

                     30, 2002................................................................           1

                     Consolidated Statements of Operations - Three Months Ended June 30, 2003
                     and 2002 (Unaudited)....................................................           2

                     Consolidated Statements of Operations - Nine Months Ended June 30, 2003
                     and 2002 (Unaudited)....................................................           3

                     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                     June 30, 2003 and 2002 (Unaudited)......................................           4

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2002 and Nine Months Ended June 30,
                     2003 (Unaudited)........................................................           5

                     Notes to the Consolidated Financial Statements (Unaudited)                         6

             Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...................................................          17

             Item 3. Qualitative and Quantitative Disclosures About Market Risk..............          22

             Item 4. Controls and Procedures.................................................          22

Part II.     Other Information

             Item 1. Legal Proceedings.......................................................          23

             Item 6. Exhibits and Reports on Form 8-K........................................          23

Signature    ................................................................................          24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("000's" Omitted Except Share Amounts)

                                                                                      JUNE 30,        SEPTEMBER 30,
                                                                                        2003              2002
                                                                                   --------------    --------------
                                                                                     Unaudited
                                      ASSETS

Current assets:
    Cash and cash equivalents ..................................................   $       11,998    $       15,539
    Restricted cash ............................................................            4,273             4,230
    Accounts receivable ........................................................               62               108
    Marketable securities ......................................................            4,364             3,046
    Prepaid expenses and other current assets ..................................               79               197
    Deferred income taxes ......................................................              748               429
    Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126
                                                                                   --------------    --------------
      Total current assets .....................................................           21,524            23,549
Estimated realizable value of discontinued net refining assets .................                                612
Property, plant and equipment, net:
    Furniture, fixtures and equipment ..........................................               78               153
Investment in Networked Energy LLC, net of impairment reserve of $355 at
    June 30, 2003 ..............................................................                                375
Investment in Delta Petroleum Corporation ......................................           27,070            26,886
Deferred income taxes ..........................................................              366               366
                                                                                   --------------    --------------
      Total assets .............................................................   $       49,038    $       51,941
                                                                                   ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable ...........................................................   $          330    $          330
    Accounts payable ...........................................................              227               413
    Accrued expenses ...........................................................              296               821
    Accrued taxes on appreciation of marketable securities .....................              748               274
    Fair value of options granted to Delta Petroleum Corporation ...............                                432
    Net refining liabilities retained ..........................................            2,404
                                                                                   --------------    --------------
      Total current liabilities ................................................            4,005             2,270
Net refining liabilities retained ..............................................                              3,016
Long-term liabilities ..........................................................                                 11
                                                                                   --------------    --------------
      Total liabilities ........................................................            4,005             5,297
                                                                                   --------------    --------------
Commitments and contingencies
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued

    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at June 30, 2003 and September 30, 2002 .........            5,752             5,752
    Additional paid-in capital .................................................           67,365            67,365
    Accumulated other comprehensive income, net of taxes .......................            1,004               487
    Retained earnings ..........................................................           37,579            39,707
                                                                                   --------------    --------------
                                                                                          111,700           113,311
    Treasury stock at cost - 4,911,020 shares at June 30, 2003 and September
      30, 2002 .................................................................          (66,667)          (66,667)
                                                                                   --------------    --------------
      Total stockholders' equity ...............................................           45,033            46,644
                                                                                   --------------    --------------
      Total liabilities and stockholders' equity ...............................   $       49,038    $       51,941
                                                                                   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                    --------------------------
                                                                                       2003           2002
                                                                                    -----------    -----------
Revenues:
    Oil and gas sales ...........................................................                  $     2,525
                                                                                                   -----------

Expenses:
    Oil and gas production ......................................................                          654
    General and administrative ..................................................   $       748          2,183
    Depreciation, depletion and amortization ....................................            14            737
                                                                                    -----------    -----------
                                                                                            762          3,574
                                                                                    -----------    -----------
Operating income (loss) .........................................................          (762)        (1,049)
                                                                                    -----------    -----------

Other income (expense):
    Gain on sale of domestic oil and gas properties .............................                        1,403
    Interest income .............................................................            43              1
    Other income (expense) ......................................................                           19
    Impairment provision - marketable securities ................................                         (184)
    Decrease in fair value of option granted to Delta Petroleum
      Corporation ...............................................................            17            638
    Equity in loss of Networked Energy LLC ......................................                          (51)
    Equity in income (loss) of Delta Petroleum Corporation ......................          (238)          (159)
                                                                                    -----------    -----------
                                                                                           (178)         1,667
                                                                                    -----------    -----------
Income (loss) before provision for (benefit of) income taxes ....................          (940)           618
                                                                                    -----------    -----------

Provision for (benefit of) income taxes:

    State .......................................................................            (5)             1
    Federal .....................................................................          (207)           (15)
                                                                                    -----------    -----------
                                                                                           (212)           (14)
                                                                                    -----------    -----------
Net income (loss) ...............................................................   $      (728)   $       632
                                                                                    ===========    ===========

Net income (loss) per share:

        Basic ...................................................................   $      (.11)   $       .10
                                                                                    ===========    ===========
        Diluted .................................................................   $      (.11)   $       .09
                                                                                    ===========    ===========

    Weighted average number of common and potential dilutive common shares outstanding:

       Basic ....................................................................     6,592,884      6,632,884
                                                                                    ===========    ===========
       Diluted ..................................................................     6,616,896      6,782,857
                                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                       Nine Months Ended June 30,

                                                                                            2003          2002
                                                                                       -----------    -----------
Revenues:
    Oil and gas sales ..............................................................                  $     9,224
                                                                                                      -----------

Expenses:
    Oil and gas production .........................................................                        3,267
    General and administrative .....................................................   $     2,055          4,781
    Depreciation, depletion and amortization .......................................            43          3,151
                                                                                       -----------    -----------
                                                                                             2,098         11,199
                                                                                       -----------    -----------
Operating income (loss) ............................................................        (2,098)        (1,975)
                                                                                       -----------    -----------

Other income (expense):
        Gain on sale of domestic oil and gas properties ............................                        1,403
        Interest income ............................................................           194             44
        Other income expense .......................................................             2             20
        Impairment provision - marketable securities ...............................                         (388)
        Decrease in fair value of option granted to Delta Petroleum Corporation ....           432            638
        Equity in loss of Networked Energy LLC .....................................           (20)          (133)
        Equity in income (loss) of Delta Petroleum Corporation .....................           512           (268)
        Impairment provision - investment in Networked Energy LLC ..................          (480)
                                                                                       -----------    -----------
                                                                                               640          1,316
                                                                                       -----------    -----------

Income (loss) before provision for (benefit of) income taxes .......................        (1,458)          (659)
                                                                                       -----------    -----------

Provision for (benefit of) income taxes:

       State .......................................................................            (8)           (11)
       Federal .....................................................................          (311)          (424)
                                                                                       -----------    -----------
                                                                                              (319)          (435)
                                                                                       -----------    -----------
Net income (loss) ..................................................................   $    (1,139)   $      (224)
                                                                                       ===========    ===========

Net income (loss) per share:

        Basic ......................................................................   $      (.17)   $      (.03)
                                                                                       ===========    ===========
        Diluted ....................................................................   $      (.17)   $      (.03)
                                                                                       ===========    ===========

    Weighted average number of common and potential dilutive common shares outstanding:

       Basic .......................................................................     6,592,884      6,632,884
                                                                                       ===========    ===========
       Diluted .....................................................................     6,601,764      6,765,208
                                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                  (Unaudited)

                                                                                  NINE MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                     2003          2002
                                                                                  ----------    ----------
Net cash flow provided by (used in) operating activities ......................   $   (2,427)   $   (2,041)
                                                                                  ----------    ----------

Net cash flows from investing activities:
       Investment in furniture, fixtures and equipment ........................                        (10)
       Investment in Networked Energy LLC .....................................         (125)         (150)
       Investment in oil and gas properties ...................................                       (838)
       Proceeds from sale of oil and gas properties ...........................                     15,672
                                                                                  ----------    ----------
                                                                                        (125)       14,674
                                                                                  ----------    ----------

Net cash flows from financing activities:
         Dividends paid to stockholders .......................................         (989)       (1,006)
                                                                                  ----------    ----------
                                                                                        (989)       (1,006)
                                                                                  ----------    ----------
Net increase (decrease) in cash and cash equivalents ..........................       (3,541)       11,627
Cash and cash equivalents - beginning of period ...............................       15,539         5,844
                                                                                  ----------    ----------
Cash and cash equivalents - end of period .....................................   $   11,998    $   17,471
                                                                                  ==========    ==========

Supplemental schedule of non-cash investing and financing activities:

       Exchange of oil and gas properties for Delta Petroleum Corporation
         common stock ..........................................................                $   26,952
                                                                                                ==========
       Estimated value of Delta option to repurchase 3,188,667 Delta shares....                 $    2,681
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

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("000's" Omitted Except Share Amounts)

                                                    YEAR ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED JUNE 30, 2003 (Unaudited)
                                                    ----------------------------------------------------------------------------
                                                                COMMON STOCK         ADDITIONAL
                                                       --------------------------      PAID-IN     COMPREHENSIVE
                                                         SHARES         AMOUNT         CAPITAL        INCOME
                                                       -----------    -----------    -----------   -------------
Balance - October 1, 2001 ..........................    11,503,904    $     5,752    $    67,365
Stock acquired .....................................
Dividends declared ($.15 per share)
Comprehensive income (loss): .......................
  Net income (loss) ................................                                                $    (2,102)
  Other comprehensive loss: ........................
     Unrealized loss on  marketable securities, net
      of tax .......................................                                                     (1,113)
                                                                                                    -----------
                                                                                                    $    (3,215)
                                                       -----------    -----------    -----------    ===========
Balance - September 30, 2002 .......................    11,503,904          5,752         67,365

Dividends declared ($.15 per share) ................
Comprehensive income (loss): .......................
  Net income (loss) ................................                                                $    (1,139)
  Other comprehensive income: ......................
     Unrealized gain on  marketable securities, net
      of tax .......................................                                                        843
  Equity in other comprehensive loss of Delta
     Petroleum Corporation .........................                                                       (326)
                                                                                                    -----------
                                                                                                    $      (622)
                                                       -----------    -----------    -----------    ===========
Balance - June 30, 2003 ............................    11,503,904    $     5,752    $    67,365
                                                       ===========    ===========    ==========

                                                    YEAR ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED JUNE 30, 2003 (UNAUDITED
                                                    ----------------------------------------------------------------------------
                                                      ACCUMULATED
                                                         OTHER          RETAINED           TREASURY STOCK
                                                      COMPREHENSIVE     EARNINGS     --------------------------
                                                         INCOME         (DEFICIT)      SHARES         AMOUNT          TOTAL
                                                      -------------   -----------    -----------    -----------    -----------
Balance - October 1, 2001 ..........................   $     1,600    $    42,816      4,871,020    $   (66,506)   $    51,027
Stock acquired .....................................                                      40,000           (161)          (161)
Dividends declared ($.15 per share) ................                       (1,007)                                      (1,007)
Comprehensive income (loss): .......................
  Net income (loss) ................................                       (2,102)                                      (2,102)
  Other comprehensive loss: ........................
     Unrealized loss on  marketable securities, net
      of tax .......................................        (1,113)                                                     (1,113)

                                                       -----------    -----------    -----------    -----------    -----------
Balance - September 30, 2002 .......................           487         39,707      4,911,020        (66,667)        46,644

Dividends declared ($.15 per share) ................                         (989)                                        (989)
Comprehensive income (loss): .......................
  Net income (loss) ................................                       (1,139)                                      (1,139)
  Other comprehensive income: ......................
     Unrealized gain on  marketable securities, net
      of tax .......................................           843                                                         843
  Equity in other comprehensive loss of Delta
     Petroleum Corporation .........................          (326)                                                       (326)
                                                       -----------    -----------    -----------    -----------    -----------
Balance - June 30, 2003 ............................   $     1,004    $    37,579      4,911,020    $   (66,667)   $    45,033
                                                       ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and nine-month periods ended June 30, 2003 and 2002 and for a fair statement of financial position at June 30, 2003.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         History

         In December 1995, Indian Refining Limited Partnership, an inactive subsidiary of the Company, ("IRLP") sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently ChevronTexaco. American Western's Liquidation Plan was confirmed in April 2003. Pursuant to that plan, IRLP received $600 which it is currently distributing pro rata to its creditors.

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

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003, two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The Federal District Court has set a presumptive trial date for this matter for December 13, 2004, but the actual trial date could be later due to a crowded docket in the district. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         The Company and its special counsel, Reed Smith LLP, believe that ChevronTexaco's previous and current claims, including ChevronTexaco's newly expressed legal theories, are without merit and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against any person, including the Company.

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

         Other Litigation

         Long Trusts Lawsuit

         On July 31, 2003, the 12th Court of Appeals in Tyler, Texas reversed and remanded the trial court's judgment against the Company in this matter, while affirming the award on the counterclaims made by one of the Company's subsidiaries.

         In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to Union Pacific Resources Corporation ("UPRC") in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The Long Trusts sought actual damages, exemplary damages, prejudgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interests billings plus interest, attorneys' fees and court costs.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered all of the claims and counterclaims in the lawsuit. Based upon the jury's answers, the District Court entered judgment on some of the Long Trusts' claims against the Company and its subsidiaries, as well as CTPLP's counterclaims against the Long Trusts. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700.

         The Company and its subsidiaries and the Long Trusts subsequently filed notices of appeal, submitted legal briefs in April 2002, reply briefs in June and July 2002, and ultimately argued the case before the 12th Court of Appeals in Tyler, Texas in October 2002. On July 31, 2003, that court reversed and remanded the trial court's judgment against the Company and its subsidiaries while affirming the judgment against the Long Trusts which had awarded damages on counterclaims asserted by CTPLP. In its decision, the appellate court held that the trial court had submitted erroneous theories to the jury, expressly rejecting the Long Trusts' claims for breach of fiduciary duty, conversion, implied covenants and exemplary damages. It also remanded the Long Trusts' claims for breach of contract to the district court for retrial. The appellate court upheld the trial court's award to CTPLP on its counterclaim for approximately $150 of unpaid joint interests billings, $450 in attorneys' fees, plus interest and court costs.

         To pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,063 as of June 30, 2003. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender, and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until the appeals have been completed. Having sold all of its domestic oil and gas properties, the Company no longer directly owns any oil and gas assets with which to collateralize the bond.

         The Long Trusts may file a motion for rehearing with the Twelfth Court of Appeals as well as a petition for review with the Supreme Court of Texas. The Company may also file a motion for rehearing and a petition for review in order to request that the breach of contract claims be reversed and rendered against the Long Trusts rather than remanded for new trial. The Texas Supreme Court grants only a small percentage of petitions for review that are filed. Should the breach of contract claims be retried, the Company will vigorously defend against them. Based on the evidence presented at the initial trial, the Company believes such claims, even if decided adversely to the Company, will not result in a material loss to the Company. Assuming that the Long Trusts file a petition for review with the Supreme Court of Texas, the Company will be required to maintain its appeal bond until 30 days following a decision by the Supreme Court, which could be in spring 2004 if the petition is denied or several years if the petition is granted. When all appeals are completed and if there are no further changes to the decision by the Twelfth Court of Appeals, CTPLP will be permitted to enforce its judgment against the Long Trusts.

         The Company has not accrued any recoveries for this litigation but will record recoveries, if any, when realized.

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

         On or about July 19, 2003, Dominion filed a motion for partial summary judgement concerning the Company's claim that it had assumed the liabilities of its predecessor in interest. On July 28, 2003, CTOGLP filed its response to Dominion's motion as well as its own cross motion for pretrial summary judgement. The hearing on both motions is set before the District Court of Lavaca County, Texas on August 19, 2003.

         The Company is contesting this matter vigorously and has accordingly made no provision for Dominion's claim in its June 30, 2003 financial statements.

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

         Pursuant to the terms of the GAMXX Agreement, the Company was to receive $1,000 cash in settlement for its loans when GAMXX closed on its financing. GAMXX expected such closing not later than May 31, 1998 but failed to conclude any financing. As a result, the Company elected to terminate the GAMXX Agreement. Pursuant to that Agreement, GAMXX agreed to assist the Company in selling GAMXX's assets or the Company's investment in GAMXX. The Company is currently seeking to dispose of its lender's interest in GAMXX and recover some of the loan to GAMXX.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 5 - New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. Amortization of goodwill for the three and nine month periods ended June 30, 2002 was $2 and $6, respectively.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have any material effect on the Company's financial position or results of operations since the Company disposed of its long-lived assets, its oil and gas properties, to which SFAS No. 143 would have applied, in May 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No 144 effective October 1, 2002. The Company's adoption of this statement has not had any effect on its financial position or results of operations and the Company does not anticipate that adoption of this statement will have any future effect on its financial position or results of operations.

         Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company expects to adopt SFAS No. 145 on October 1, 2003. The Company does not expect at this time that adoption of this statement will have a material effect on its future financial position or results of operations.

         Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. SFAS No. 146 has not had any impact on the Company's financial condition or results of operations to date and the Company does not expect SFAS No. 146 to have any affect on its future financial condition or results of operations.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Since the Company has not issued any stock options since January 2002, the provisions of SFAS No. 148 have not had any effect on the Company's financial position or results of operations or related disclosures.

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

Note 6 - Sale of Domestic Oil and Gas Properties to Delta

         On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta Petroleum Corporation, a public exploration and production company ("Delta"). The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing. That option was valued at $2,682 at May 31, 2002 using the Black Scholes method and recorded as a liability. On May 31, 2003, the option expired unexercised. After the sale, the Company owned approximately 44% of Delta. As a result of subsequent capital transactions (primarily the exercise of stock options) at Delta, the Company's ownership of Delta decreased to 43% (9,948,289 shares) by March 31, 2003 and thereafter.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 7 - Income Taxes

         The Company's deferred taxes are comprised of the following:

                                                                       JUNE 30, 2003      SEPTEMBER 30, 2002
                                                                    ------------------    ------------------
                                                                       (Unaudited)
Deferred tax assets - gross .....................................   $            6,434    $            5,792
Valuation allowance .............................................               (5,320)               (4,997)
                                                                    ------------------    ------------------
Deferred tax assets - net .......................................   $            1,114    $              795
                                                                    ==================    ==================

         At June 30, 2003, the Company determined that $5,320 of its gross deferred tax asset more likely than not would not be realized and thus increased its valuation allowance from $4,997 at September 30, 2002 to $5,320 at June 30, 2003. If future taxable income (loss) estimates change, the Company will change its valuation allowance. The net deferred tax asset relates to income that has been recognized for tax purposes but has not been recognized for financial reporting purposes.

Note 8 - Restricted Cash

         Restricted cash consists of the following:

                                                                      JUNE 30, 2003      SEPTEMBER 30, 2002
                                                                    ------------------   ------------------
                                                                     (Unaudited)
Funds supporting bond for Long Trusts Lawsuit ...................   $            4,063   $            4,020
Funds supporting letters of credit for operating bonds ..........                  210                  210
                                                                    ------------------   ------------------
                                                                    $            4,273   $            4,230
                                                                    ==================   ==================

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 9 - Investment in Delta Petroleum Corporation

         Condensed financial information concerning Delta is as follows:

                     Condensed Balance Sheet

                                                                      MARCH 31, 2003     SEPTEMBER 30, 2002
                                                                    ------------------   ------------------
                                                                        (Unaudited)          (Unaudited)
                          Assets

Current assets ..................................................   $            8,488   $            8,392
Oil and gas properties, net .....................................               67,378               66,147
Other assets ....................................................                  383                  432
                                                                    ------------------   ------------------
                                                                    $           76,249   $           74,971
                                                                    ==================   ==================

           Liabilities and Stockholders' Equity

   Current liabilities, including current portion of long-term
    debt ........................................................   $            7,325   $            7,085
   Long-term liabilities ........................................               22,036               23,584
   Stockholders' equity .........................................               46,888               44,302
                                                                    ------------------   ------------------
                                                                    $           76,249   $           74,971
                                                                    ==================   ==================

                                                                          SIX MONTHS         THREE MONTHS        NINE MONTHS
                                                                             ENDED               ENDED              ENDED
                                                                        MARCH 31, 2003       JUNE 30, 2002       JUNE 30, 2002
                                                                       ----------------    ----------------    ----------------
                                                                          (Unaudited)         (Unaudited)         (Unaudited)
           Condensed Statement of Operations

Revenue:
  Oil and gas sales ................................................   $         13,808    $          2,804    $          5,705
  Other ............................................................             (1,129)                116                  62
                                                                       ----------------    ----------------    ----------------
                                                                                 12,679               2,920               5,767
                                                                       ----------------    ----------------    ----------------
Expense:
  Lease operating expenses .........................................              5,123    $          1,693    $          3,651
  General and administrative .......................................              2,045               1,173               2,748
  Depreciation, depletion and amortization .........................              2,620               1,098               2,554
  Other ............................................................                326               1,438               1,960
                                                                       ----------------    ----------------    ----------------
                                                                                 10,114               5,402              10,913
                                                                       ----------------    ----------------    ----------------
Other income (expense) .............................................               (830)               (278)               (863)
                                                                       ----------------    ----------------    ----------------
Income (loss) before taxes .........................................              1,735              (2,760)             (6,009)
Income taxes .......................................................
                                                                       ----------------    ----------------    ----------------
Net income (loss) ..................................................   $          1,735    $         (2,760)   $         (6,009)
                                                                       ================    ================    ================

         The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the periods presented.

         Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At June 30, 2003, the closing price of Delta's common stock was $4.58 per share.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         Since Delta's fiscal year ends June 30th, Delta has not yet closed its books for the quarter or year ended June 30, 2003. As a result, the Company's share of Delta's results of operations for the quarter ended June 30, 2003 is based upon estimates provided by Delta's management. Actual results may vary significantly from these estimates. Any variances from these estimates will be recorded in the company's fourth fiscal quarter. In addition, condensed balance sheet and condensed statement of operations data concerning Delta have been present as of and through March 31, 2003, the latest period for which such information is available, rather than as of and through June 30, 2003. Reference should be made to Delta's public filings for current information concerning Delta and its financial position and results of operations.

         At June 30, 2003, there were approximately 5,400,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that were out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at June 30, 2003, the Company's percentage ownership of Delta would have decreased to approximately 35%.

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

                                                      JUNE 30, 2003       SEPTEMBER 30, 2002
                                                 ---------------------    ------------------
                                                        UNAUDITED
         Investment in Networked ................             $    354    $              375
         Note receivable - Networked ............ $    126
         Impairment provision ...................                 (354)
         Allowance for doubtful account .........     (126)
                                                   -------    --------    ------------------
                                                                          $              375
                                                   =======    ========    ==================

         The Company recorded the impairment provision and the allowance for doubtful accounts at March 31, 2003 because Networked had not yet obtained contracts for the services it offers.

Note 11 - Amendment of Stockholder Rights Plan

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

         As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, on September 6, 2002, the Company sold all of its oil and gas interests in Romania to the operator of the Romanian concessions. As a result of these sales the Company does not directly own any operating assets. Furthermore, after May 31, 2002, the Company reduced the number of its employees from 27 full-time employees to 2 full-time employees and 4 part-time employees. As a result of these asset sales and the reduction in the Company's employees, comparison of fiscal 2003 and fiscal 2002 operations by revenue and expense category is not meaningful. Discussion will, therefore, be limited to analysis of operations for the nine months ended June 30, 2003 with comparisons to prior year's operations only where warranted.

         The Company earned no oil and gas sales and incurred no oil and gas production expenses during the period from October 1, 2002 to June 30, 2003 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

         General and administrative expenses decreased $2,726 or 57% from the nine months ended June 30, 2002 to the nine-months ended June 30, 2003 primarily because of the reduction of full-time employees from twenty-seven to two. The decrease was, however, partially offset by increased legal expenses related to the ChevronTexaco litigation (see Note 4 to the financial statements). Although the Company has significantly reduced its personnel costs, its continuing public company costs (audit, printing, legal compliance, stock transfer fees, stock exchange costs, etc.) continue and significant legal costs related to the ChevronTexaco litigation are expected in the future. If the Company is able to terminate this litigation, it anticipates that it would liquidate and both public company and legal costs would then decrease significantly or disappear altogether.

         Depreciation, depletion and amortization decreased $3,108 from the first nine months of fiscal 2002 to the first nine months of fiscal 2003 because the Company sold all of its producing oil and gas properties to Delta in May 2002 and thus incurred no depletion expense during nine months ended June 30, 2003. The $43 of depreciation, depletion and amortization for the nine months ended June 30, 2003 consists of depreciation of the Company's office equipment and furniture.

         The following other income items for the nine months ended June 30, 2003 relate to and result from the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002:

         Decrease in fair value of option granted to Delta............    $  432
                                                                          ======
         Equity in income (loss) of Delta.............................    $  512
                                                                          ======

         The $432 decrease in the value of the option granted to Delta relates to a decrease in the fair value of the option that the Company granted to Delta to acquire 3,188,667 of its shares back from the Company at $4.50 per share through May 31, 2003. That option expired unexercised on May 31, 2003. The fair market value of Delta's option decreased primarily because of a decrease in Delta's share price from May 31, 2002 to March 31, 2003 and the passage of time. The equity in the income of Delta represents the Company's share of Delta's estimated net income for the nine-months ended June 30, 2003. The Company currently owns 43% of Delta. Prior to May 31, 2002 the Company owned only 3.4% of Delta and accounted for its investment in Delta as available-for-sale securities. Commencing June 1, 2002, the Company accounted for its investment in Delta using the equity method. See "Critical Accounting Policies" below.

         The Company's equity in the loss of Networked decreased $113 from $133 for the nine-months ended June 30, 2002 to $20 for the nine months ended June 30, 2003. The decrease results from decreased expenses incurred by Networked and the fact that the Company provided a 100% impairment provision for its investment in and loan to Networked at March 31, 2003. As a result of such provisions, which reduced the book value of the Company's investment in and loan to Networked to zero, the Company ceased recording any further equity in Networked's losses subsequent to March 31, 2003. For the quarter ended June 30, 2003, Networked recorded a net loss of $12, no portion of which was recorded by the Company.

         The impairment provision for the Company's investment in Networked consists of a $354 provision related to the Company's 45% equity invested in Networked and a $126 reserve provision for the Company's loan receivable from Networked. The Company recorded the impairment provision at March 31, 2003 because Networked had not yet obtained contracts for the services it offers. Networked, nevertheless, continues to solicit such contracts and may be successful in obtaining revenue producing contracts in the future. If Networked enters into any joint venture, the Company has the right but not the obligation to use its investment in and loan receivable from Networked as an investment in such joint venture.

         The $319 tax benefit for the nine-months ended June 30, 2003 results primarily because of changes in the Company's expectations concerning future taxable income. The Company increased its valuation allowance at September 30, 2002 by $323 at June 30, 2003 resulting in a deferred tax asset, net of $748 of accrued income taxes on appreciation of marketable securities, of $366. The net deferred tax asset at June 30, 2003 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

         Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended June 30, 2003, the Company used $2,427 in operating activities. During the same period the Company invested $125 in Networked and paid $989 for dividends to stockholders. At June 30, 2003, the Company had $11,998 of unrestricted cash, $17,519 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 and its Romanian oil and gas concessions to the operator of those concessions in September 2002.

         At the present time the two most likely alternative courses of future action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action is liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company's Board of Directors has not, however, adopted a plan of liquidation given the recent lawsuit filed by ChevronTexaco. (See Note 4 to the consolidated financial statements.) The Company's general counsel, management and special counsel believe ChevronTexaco's claims are without merit and that ChevronTexaco is using the legal system to disrupt the Company's business activities and to coerce the Company to pay ChevronTexaco a settlement in order to allow the Company to liquidate. The Company expects that it will incur significant legal costs to defend itself against ChevronTexaco's lawsuit. The Company's management and Board of Directors are continuously monitoring the legal situation. Since the Company's Board of Directors has discussed but not yet adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below.

LIQUIDATION

         If a decision is made to liquidate, the Company anticipates that it would distribute some cash and Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the contingent and litigated environmental claims and other current litigation. Such provision would include sufficient assets to provide a reasonable reserve for the Company's other outstanding litigation liabilities, if any, including any outstanding contingent environmental litigation and other liabilities. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the SEC seeking relief from continuing SEC reporting requirements. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks associated with such a liquidation scenario are as follows:

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

         d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade after the plan of liquidation is approved. In such a case, stockholders would not be able to trade their stock. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company's stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim.

         e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investments in Penn Octane Corporation (1,343,600 shares) and Delta (9,948,289 shares). Although all of the Company's shares of Delta have recently been registered and most of the Company's shares of Penn Octane are already registered, both Penn Octane and Delta are small, thinly capitalized companies with small trading volumes and the Company may not be able to sell its Penn Octane stock and/or its Delta stock for their listed market prices if the Company needs cash to distribute to its stockholders or to liquidate liabilities. In addition, the Company owns 45% of Networked. Networked is a private limited liability company with no public market for its membership units. As a result, the Company expects that it would be difficult at the present time to sell its interest in Networked if liquidation is required.

CONTINUING TO OPERATE

         If the Company does not liquidate but instead continues to operate, the Company would still be subject to several of the risks noted above, including litigation risk, the continuing public company administrative burden, the lack of liquidity and liquidation of asset risk (if the Company decides to liquidate its remaining assets). The Company estimates that its annual general and administrative costs, if it continues to exist as a public company, would be at least $700-$900, excluding litigation - related legal costs. In addition, the Company would lack operating assets, operating personnel (since most of its personnel have already been severed) and a business to operate. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. For example, few analysts believe it is possible to acquire oil and gas properties at favorable prices at the present time or in the near future given current high prices for oil and gas production and reserves. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Furthermore, should the Company elect to continue to operate, it would need to be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities, otherwise the Company could become subject to federal regulation under the Investment Company Act of 1940 ("Investment Act"). Although the Company and its general counsel do not believe the Company is currently subject to the Investment Act, a future determination that the Company is subject to the Investment Act would result in even more significant regulatory compliance costs and obligations.

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

CRITICAL ACCOUNTING POLICIES:

         The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

         The Company currently owns approximately 43% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $7,000 at June 30, 2003. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

         At June 30, 2003, the Company had recorded net refining liabilities retained of $2,404. As noted in Note 4 to the consolidated financial statements included in this Form 10-Q. ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel believe that ChevronTexaco's claims are without merit, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The Company has classified the net refining liabilities retained as current at June 30, 2003 because the matter is in litigation and may be settled in a year. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

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

Valuation Allowance for Deferred Income Tax Asset

         At June 30, 2003, the Company recorded a valuation allowance of $5,320, substantially offsetting its gross deferred tax asset of $6,434 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at June 30, 2003 based primarily on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits, including a complaint for environmental indemnification, for which the Company has recorded no liabilities except for $2,404 of net refining liabilities retained. The net deferred tax asset at June 30, 2003 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Investment in Networked

         At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Networked. This provision consisted of $354 provision related to the Company's 45% equity investment in Networked and a $126 provision related to the Company's $126 note receivable from Networked. The impairment provisions were recorded because Networked had not entered into any revenue generating contracts by May 9, 2003. Nevertheless, Networked is still seeking revenue generating contracts and may be successful in obtaining such contracts in the future. If Networked succeeds, the Company may record income.

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has sold all of its oil and gas production and currently is not subject to market risk on the prices received for oil and gas production as in the past.

Item 4.  CONTROLS AND PROCEDURES

         The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of June 30,, 2003 are as follows:

         a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in our reports required under the Exchange Act.

         b) There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to June 30, 2003.

         See Exhibits 31.1 and 31.2 to this Form 10-Q.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For information regarding lawsuits and legal matters, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2002. Also see Note 4 to the June 30, 2003 consolidated financial statements included in Part I.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits:
                      Exhibit 11.1      Statement re: Computation of Earnings
                                        Per Share
                      Exhibit 31.1 Certificate of Chief Executive Officer (Section 302 of Sarbanes Oxley Act)
                      Exhibit 31.2 Certificate of Chief Financial Officer (Section 302 of Sarbanes Oxley Act)
                      Exhibit 32.1 Certificate of Chief Executive Officer (Section 906 of Sarbanes Oxley Act)
                      Exhibit 32.2 Certificate of Chief Financial Officer (Section 906 of Sarbanes Oxley Act)

         (B)      Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    August 13, 2003               CASTLE ENERGY CORPORATION


                                                /s/ Richard E. Staedtler
                                                --------------------------------
                                                Richard E. Staedtler
                                                Chief Financial Officer
                                                Chief Accounting Officer