Form 10-K/A
period 2002-09-30
CASTLE ENERGY CORP
filed 2004-01-06
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 2002 FORM 10-K
                                TABLE OF CONTENTS


The purpose of this amendment to the Company's Annual Report on Form 10-K is to restate the Company's financial statements to correct general and administrative expenses for a $258,000 charge that should have been recorded as a reduction to accrued expenses during the fourth quarter of fiscal 2002. This amendment reflects only the revisions necessary for such restatement.

        Item                                                                                                    Page
        ----                                                                                                    ----

                                     PART II
                                     -------

               6.    Selected Financial Data...........................................................           1

               7.    Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                     Operations........................................................................           2

               8.    Financial Statements and Supplementary Data.......................................          12


                                     PART IV
                                     -------

              14.   Internal Controls and Procedures...................................................          51

              15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................          51

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

                                                                            For the Fiscal Year Ended September 30,
                                                         ----------------------------------------------------------------------
                                                                        (in Thousands, except per share amounts)
                                                             2002          2001          2000          1999          1998
                                                         ------------- ------------- ------------- ------------- --------------
                                                              (As
                                                           Restated)
Net sales:
    Natural gas marketing and transmission..........                                                    $50,067        $70,001
    Exploration and production......................           $9,445       $21,144       $17,959        $7,190         $2,603
Gross Margin:
    Natural gas marketing and transmission (gas
      sales less gas purchases).....................                                                    $19,005        $26,747
    Exploration and production (oil and gas sales less
      production expenses)..........................           $6,178       $13,745       $11,765        $4,802         $1,828
Income (loss) before provision for income taxes
   (benefit of)                                                 ($759)       $2,097        $2,778       $11,222        $15,260
Net Income (loss) from continuing operations per
   share outstanding (diluted)......................            ($.28)         $.25          $.71          $.99          $1.22
Dividends declared per common shares outstanding....             $.15          $.20          $.20          $.25           $.15

                                                                                     September 30,
                                                         ----------------------------------------------------------------------
                                                             2002          2001          2000          1999          1998
                                                         ------------- ------------- ------------- ------------- --------------
                                                             (As
                                                           Restated)
Total assets........................................          $51,941       $59,118       $63,295       $60,796        $67,004
Long-term obligations...............................                0             0             0             0              0
Redeemable preferred stock..........................                0             0             0             0              0
Capital leases......................................                0             0             0             0              0


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

                                                                                        Fiscal Year Ended September 30,
                                                                                      ----------------------------------
                                                                                            2002                2001
                                                                                      --------------    ----------------
            Production Volumes:
            -------------------
                  Barrels of crude oil (net).................................              179,000             262,000
                  Mcf (thousand cubic feet) of natural gas (net).............            2,254,000           3,083,000
                  Mcf equivalents (net) (mcfe)*..............................            3,328,000           4,655,000

            Oil/Gas Prices:-
            ---------------
                  Crude Oil/Barrel:
                  -----------------
                  Gross......................................................               $21.51              $27.39
                  Hedging effects............................................
                                                                                            ------              ------
                  Net of hedging.............................................               $21.51              $27.39
                                                                                            ======              ======

                  Natural Gas/Mcf:
                  ----------------
                  Gross......................................................               $ 2.48              $ 4.53
                  Hedging effects............................................
                                                                                            ------              ------
                  Net of hedging.............................................               $ 2.48              $ 4.53
                                                                                            ======              ======

            Oil and Gas Production Expenses/Mcf Equivalent...................               $  .98              $ 1.59
            ----------------------------------------------                                  ======              ======

--------------
      * Barrels of crude oil have been converted to mcf based upon relative energy content of 6 MCF of natural gas per barrel of crude oil.

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

      General and administrative expenses increased $34 or .6% from the year ended September 30, 2001 to the year ended September 30, 2002. General and administrative expenses increased $998 as a result of severance expenses primarily related to employees who were terminated or whose compensation was reduced as a result of the sale of the Company's oil and gas properties to Delta. Legal fees also increased significantly as a result of the Texaco lawsuit (see Item 3 of this Form 10-K). These increases were partially offset by decreased insurance and compensation expenses and by $181 of non-recurring costs incurred during the year ended September 30, 2001 related to a previous effort by the Company to sell its oil and gas properties that terminated in December 2000 without a sale. These offsetting factors resulted in the net increase of $34.

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

      The following operating items for the year ended September 30, 2002 have no counterpart for the year ended September 30, 2001:

         Gain on sale of domestic oil and gas properties         $1,295
                                                                =======
         Loss on sale of unproved Romanian properties           ($  311)
                                                                =======

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


            Impairment provision - marketable securities..................................       ($   388)
            Equity in loss of Delta Petroleum Company before June 1, 2002.................       ($   165)
            Equity in loss of Delta Petroleum Company after May 31, 2002..................       ($   433)
            Decrease in fair value of option granted to Delta Petroleum Corporation.......        $ 2,250

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

        The $1,085 tax provision for the year ended September 30, 2002 results primarily because of changes in the Company's expectations that it will not generate future taxable income. The Company increased its valuation allowance by $1,345 at September 30, 2002, resulting in a deferred tax asset, net of $274 of accrued income taxes on appreciation of marketable securities, of $521. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

        Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

Fiscal 2001 vs Fiscal 2000

OIL AND GAS SALES

        Oil and gas sales increased $3,185 or 17.7% from fiscal 2000 to fiscal 2001. An analysis of the increase is as follows:

                                                                             Fiscal Year Ended September 30,
                                                                           ---------------------------------   Increase
                                                                               2001               2000         (Decrease)
                                                                           ----------          ---------       ----------
       Production (Net):
               Barrels of crude oil............................               262,000            279,000         (17,000)
               Mcf of natural gas..............................             3,083,000          3,547,000        (464,000)
               Equivalent net of natural gas...................             4,655,000          5,221,000        (566,000)

       Oil and Gas Sales:
               Before hedging..................................               $21,144            $19,487          $1,657
               Effect of hedging...............................                                   (1,528)          1,528
                                                                              -------            -------          ------
               Net of hedging..................................               $21,144            $17,959          $3,185
                                                                              =======            =======          ======

       Average Price/MCFE:
          Before hedging.......................................               $  4.54            $  3.73          $  .81
          Effect of hedging....................................                                    (0.29)           0.29
                                                                              -------            -------          ------
          Net..................................................               $  4.54            $  3.44          $ 1.10
                                                                              =======            =======          ======

       Analysis of Increase:
          Price (5,221,000 mcfe x $.81/mcfe)...................                                                   $4,229
          Volume (566,000 mcfe x $4.54/mcfe)...................                                                   (2,570)
          Decrease in hedging losses...........................                                                    1,528
          Rounding.............................................                                                       (2)
                                                                                                                  ------
                                                                                                                  $3,185
                                                                                                                  ======

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

DEPRECIATION, DEPLETION AND AMORTIZATION

        Depreciation, depletion and amortization increased $261 on 8.1% from fiscal 2000 to fiscal 2001. The components of depreciation, depletion and amortization were as follows:

                                                                                            Year Ended September 30,
                                                                                     ----------------------------------------
                                                                                                                 Increase
                                                                                         2001         2000      (Decrease)
                                                                                     ------------- ----------- --------------
       Depreciation and amortization of furniture and fixtures and equipment....        $ 122           $ 219       ($ 97)
       Depreciation, depletion and amortization of oil and gas properties.......        3,348           2,990         358
                                                                                       ------          ------        ----
                                                                                       $3,470          $3,209        $261
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

        The composition of other income (expense) for the years ended September 30, 2001 and 2000 is as follows:

                                                                                                  Year Ended September 30,
                                                                                             --------------------------------
                                                                                                   2001            2000
                                                                                             ---------------- ---------------
       Litigation recovery (costs)......................................................                            ($45)
       Miscellaneous....................................................................             $42              70
                                                                                                     ---             ---
                                                                                                     $42             $25
                                                                                                     ===             ===

PROVISION FOR INCOME TAXES

        The tax provisions (benefit) for the years ended September 30, 2001 and 2000 consist of the following components:

                                                                                                 Year Ended September 30,
                                                                                             --------------------------------
                                                                                                   2001            2000
                                                                                             ---------------- ---------------
       Decrease in net deferred tax asset using 36% Federal and state blended
            tax rate....................................................................           $808           $ 948
       Change in valuation allowance....................................................           (431)         (3,204)
       Other (primarily revisions of previous estimates)................................              4             (35)
                                                                                                   ----         -------
                                                                                                   $381         ($2,291)
                                                                                                   ====         =======

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended September 30, 2002, the Company used $3,639 from operating activities. During the same period the Company invested $810 in oil and gas properties and $150 in Network. At September 30, 2002, the Company had $15,539 of unrestricted cash, $21,537 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002.

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

Valuation Allowance for Deferred Income Tax Asset

        At September 30, 2002, the Company recorded a valuation allowance of $4,904 offsetting its gross deferred tax asset of $5,534 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at September 30, 2002 based on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits including a complaint for environmental indemnification for which the Company has recorded no liability. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

RECENT SALES OF UNREGISTERED SECURITIES:  NOT APPLICABLE

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                       Year Ended September 30,
                                                                           ----------------------------------------------
                                                                                2002            2001             2000
                                                                                ----            ----             ----
                                                                            (As Restated)
Revenues:
    Oil and gas sales..............................................           $     9,445     $    21,144     $    17,959
    Gain on sale of domestic oil and gas properties................                 1,295
                                                                              -----------     -----------     -----------
                                                                                   10,740          21,144          17,959
                                                                              -----------     -----------     -----------

Expenses:
    Oil and gas production.........................................                 3,267           7,399           6,194
    General and administrative.....................................                 6,031           5,997           5,755
    Depreciation, depletion and amortization.......................                 3,151           3,470           3,209
    Impairment of unproved properties (Romania)....................                                 2,765             832
    Loss on sale of unproven Romanian properties...................                   311
                                                                              -----------     -----------     -----------

                                                                                   12,760          19,631          15,990
                                                                              -----------     -----------     -----------

Operating income (loss)............................................                (2,020)          1,513           1,969
                                                                              -----------     -----------     -----------

Other income (expense):
 Interest income...................................................                   157             641             784
 Other income......................................................                    16              42              25
 Impairment provision - marketable securities......................                  (388)
 Decrease in fair value of option granted to Delta
    Petroleum Corporation                                                           2,250
 Equity in loss of Networked Energy LLC............................                  (176)            (99)
 Equity in loss of Delta Petroleum Corporation
    before June 1,2002.............................................                  (165)
 Equity in estimated loss of Delta Petroleum Corporation
    after May 31, 2002.............................................                  (433)
                                                                              -----------     -----------     -----------
                                                                                    1,261             584             809
                                                                              -----------     -----------     -----------

Income (loss) before provision for (benefit of) income taxes.......                  (759)          2,097           2,778
                                                                              -----------     -----------     -----------
Provision for (benefit of) income taxes:
    State..........................................................                    30              11             (64)
    Federal........................................................                 1,055             370          (2,227)
                                                                              -----------     -----------     -----------
                                                                                    1,085             381          (2,291)
                                                                              -----------     -----------     -----------

Net income (loss)..................................................          ($     1,844)    $     1,716     $     5,069
                                                                              ===========     ===========     ===========

Net income (loss) per share:
    Basic..........................................................          ($       .28)    $       .26     $       .73
                                                                              ===========     ===========     ===========
    Diluted........................................................          ($       .28)    $       .25     $       .71
                                                                              ===========     ===========     ===========

 Weighted average number of common and potential dilutive common shares outstanding:
    Basic..........................................................             6,629,376       6,643,724       6,939,350
                                                                              ===========     ===========     ===========
    Diluted........................................................             6,629,376       6,818,855       7,102,803
                                                                              ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                                September 30,
                                                                                      --------------------------------
                                                                                            2002             2001
                                                                                            ----             ----
                                      ASSETS                                            (As Restated)
Current assets:
    Cash and cash equivalents.....................................................          $ 15,539       $  5,844
    Restricted cash...............................................................             4,230            370
    Accounts receivable...........................................................               108          2,787
    Marketable securities.........................................................             3,046          6,722
    Prepaid expenses and other current assets.....................................               197            277
    Estimated realizable value of discontinued net refining assets................                              612
    Deferred income taxes.........................................................               429          1,879
                                                                                            --------       --------
      Total current assets........................................................            23,549         18,491
Estimated realizable value of discontinued net refining assets....................               612
Property, plant and equipment, net:
    Natural gas transmission......................................................                               51
    Furniture, fixtures and equipment.............................................               153            222
    Oil and gas properties, net (full cost method):
      Proved properties (United States)...........................................                           39,843
      Unproved properties not being amortized (Romania)...........................                              110
Investment in Networked Energy LLC................................................               375            401
Investment in Delta Petroleum Corporation.........................................            26,886
Deferred income taxes.............................................................               366
                                                                                            --------       --------
    Total assets..................................................................          $ 51,941       $ 59,118
                                                                                            ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable..............................................................            $  330         $  331
    Accounts payable..............................................................               413          3,543
    Accrued expenses..............................................................               563            292
    Accrued taxes on appreciation of marketable securities........................               274            900
    Fair value of options granted to Delta Petroleum Corporation..................               432
    Net refining liabilities retained.............................................                            3,016
                                                                                            --------       --------
      Total current liabilities...................................................             2,012          8,082
Net refining liabilities retained.................................................             3,016
Long-term liabilities.............................................................                11              9
                                                                                            --------       --------
      Total liabilities...........................................................             5,039          8,091
                                                                                            --------       --------
Commitments and contingencies.....................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00;
      10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
      11,503,904 shares issued at September 30, 2002 and 2001.....................             5,752          5,752
    Additional paid-in capital....................................................            67,365         67,365
    Accumulated other comprehensive income - unrealized gains on marketable
      securities, net of taxes....................................................               487          1,600
    Retained earnings.............................................................            39,965         42,816
                                                                                            --------       --------
                                                                                             113,569        117,533
    Treasury stock at cost - 4,911,020 shares at September 30, 2002 and 4,871,020
      shares at September 30, 2001................................................           (66,667)       (66,506)
                                                                                            --------       --------
      Total stockholders' equity..................................................            46,902         51,027
                                                                                            --------       --------
      Total liabilities and stockholders' equity..................................          $ 51,941       $ 59,118
                                                                                            ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ("$000's" Omitted Except Share and Per Share Amounts)


                                                                                               Year Ended September 30,
                                                                                     --------------------------------------------
                                                                                           2002           2001          2000
                                                                                           ----           ----          ----
                                                                                      (As Restated)
Cash flows from operating activities:
 Net income (loss)..............................................................          ($1,844)      $ 1,716       $ 5,069
                                                                                           ------       -------       -------
 Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation, depletion and amortization....................................            3,151         3,470         3,209
    Decrease in fair value of option granted to Delta Petroleum Corporation.....           (2,250)
    Impairment of foreign unproved properties...................................                          2,765           832
    Deferred income tax expense (benefit).......................................            1,085           377        (2,256)
    Gain on sale of domestic oil and gas properties.............................           (1,295)
    Loss on sale of unproved Romanian properties................................              311
    Impairment of marketable securities.........................................              388
    Equity in loss of Networked Energy LLC......................................              176            99
    Equity in loss of Delta Petroleum Corporation...............................              598
    Changes in assets and liabilities:
       (Increase) decrease in restricted cash...................................           (3,860)        1,372          (972)
       Decrease in accounts receivable..........................................            2,678           971         1,414
       (Increase) decrease in prepaid expenses and other current assets.........               80           (26)          343
       Decrease in other assets.................................................                                           29
       Increase (decrease) in accounts payable..................................           (3,130)        1,110          (436)
       Increase (decrease) in accrued expenses..................................              271            27          (537)
       Increase in other long-term liabilities..................................                2             3             6
                                                                                           ------       -------       -------
          Total adjustments.....................................................           (1,795)       10,168         1,632
                                                                                           ------       -------       -------
          Net cash flow provided by (used in) operating activities..............           (3,639)       11,884         6,701
                                                                                           ------       -------       -------
Cash flows from investment activities:
 Investment in note receivable - Penn Octane Corporation........................                                         (500)
 Investment in marketable securities............................................                            (34)
 Proceeds from sale of oil and gas assets.......................................           15,478            48         1,427
 Investment in other oil and gas properties.....................................             (810)      (15,449)      (11,226)
 Investment in Networked Energy LLC.............................................             (150)         (150)         (350)
 Purchase of furniture, fixtures and equipment..................................               (7)          (82)         (173)
 Other..........................................................................                                          (35)
                                                                                           ------       -------       -------
          Net cash provided by (used in) investing activities...................           14,511       (15,667)      (10,857)
                                                                                           ------       -------       -------


                            (continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("$000's" Omitted)
                         (continued from previous page)

                                                                                             Year Ended September 30,
                                                                                   --------------------------------------------
                                                                                         2002           2001           2000
                                                                                         ----           ----           ----
                                                                                     (As Restated)
Cash flows from financing activities:
 Acquisition of treasury stock ...............................................             (161)         (572)        (5,208)
 Dividends paid to stockholders ..............................................           (1,016)       (1,326)        (1,363)
                                                                                        -------       -------        -------
      Net cash (used in) financing activities.................................           (1,177)       (1,898)        (6,571)
                                                                                        -------       -------        -------
Net increase (decrease) in cash and cash equivalents..........................            9,695        (5,681)       (10,727)
Cash and cash equivalents - beginning of period...............................            5,844        11,525         22,252
                                                                                        -------       -------        -------
Cash and cash equivalents - end of period.....................................          $15,539       $ 5,844        $11,525
                                                                                        =======       =======        =======

Supplemental disclosures of cash flow information are as follows:
 Cash paid during the period:
   Income taxes...............................................................                        $    11        $   188
                                                                                                      =======        =======

   Accrued dividends..........................................................          $   330       $   331        $   333
                                                                                        =======       =======        =======
   Conversion of Penn Octane Corporation note and accrued interest receivable
      to marketable securities................................................                        $   521
                                                                                                      =======
   Unrealized gain (loss) on investment in available-for-sale marketable
       securities.............................................................         ($ 1,113)     ($ 3,071)       $ 2,275
                                                                                        =======       =======        =======
   Exchange of oil and gas properties for Delta Petroleum Corporation
      common stock............................................................          $26,952                      $ 1,937
                                                                                        =======                      =======

Estimated value of Delta option to repurchase 3,188,667 Delta shares..........          $ 2,682
                                                                                        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000's" Omitted Except Per Share Amounts)

                                                               Years Ended September 30, 2002, 2001 and 2000
                                ----------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                    Common Stock     Additional                    Other                 Treasury Stock
                                --------------------   Paid-In  Comprehensive Comprehensive  Retained  -------------------
                                  Shares    Amount     Capital     Income      Income (Loss) Earnings    Shares    Amount    Total
                                ---------- --------- ---------- ------------- -------------- --------  --------- ---------  --------

Balance - October 1, 1999.....   6,828,646    $3,414    $67,365                   $2,396      $41,054  4,282,217  ($60,726) $53,503
Stock split ratio
  retroactively applied.......   4,675,258     2,338                                           (2,338)
                                ----------    ------    -------                   ------      -------  ---------   -------  -------
Balance-September 30, 1999 -    11,503,904     5,752     67,365                    2,396       38,716  4,282,217   (60,726)  53,503
  restated....................
Stock acquired................                                                                           508,803    (5,208)  (5,208)
Dividends declared ($.20 per                                                                   (1,363)                       (1,363)
  share)......................
Comprehensive income:.........
  Net income..................                                     $ 5,069                      5,069                         5,069
  Other comprehensive income:
     Unrealized gain on
      marketable securities,
      net of tax.............                                        2,275         2,275                                      2,275
                                                                   -------
                                                                   $ 7,344
                                ----------    ------    -------    =======        ------      -------  ---------   -------  -------
Balance - September 30, 2000.   11,503,904     5,752     67,365                    4,671       42,422  4,791,020   (65,934)  54,276

Stock acquired...............                                                                             80,000      (572)    (572)
Dividends declared ($.20 per                                                                   (1,322)                       (1,322)
  share).....................
Comprehensive income:........
  Net income.................                                      $ 1,716                      1,716                         1,716
  Other comprehensive income
    (loss):..................
     Unrealized gain (loss)
      on marketable
      securities, net of tax.                                       (3,071)       (3,071)                                    (3,071)
                                                                   -------
                                                                   ($1,355)
                                ----------    ------    -------    =======        ------      -------  ---------   -------  -------
Balance - September 30, 2001.   11,503,904     5,752     67,365                    1,600       42,816  4,871,020   (66,506)  51,027

Stock acquired...............                                                                             40,000      (161)    (161)
Dividends declared ($.15 per                                                                   (1,007)                       (1,007)
  share)......................
Comprehensive income (loss):.
  Net income (loss) (as                                            ($1,844)                    (1,844)                       (1,844)
    restated).................
  Other comprehensive income
    (loss):...................
     Unrealized gain (loss)
      on marketable
      securities, net of tax.                                       (1,113)       (1,113)                                    (1,113)
                                                                   -------
                                                                   ($2,957)
                                ----------    ------    -------    =======        ------      -------  ---------  --------  -------
Balance - September 30, 2002
   (as restated).............   11,503,904    $5,752    $67,365                   $  487      $39,965  4,911,020  ($66,667) $46,902
                                ==========    ======    =======                   ======      =======  =========  ========  =======

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

     Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" (SFAS No. 138), an amendment of SFAS No. 133, was issued. SFAS 133 standardize the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS No. 133 effective October 1, 2000. The Company ceased hedging its oil and gas production in July 2000. At September 30, 2002, Delta held an option to acquire 3,188,667 of its shares held by the Company for $4.50/share until May 31, 2003. Pursuant to SFAS No. 133, the Company accounts for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations.

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

     New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. The Company will be required to perform transitional impairment tests as of October 1, 2002. The Company does not expect that its adoption of SFAS No. 142 will have a material effect on its results of operations or financial position. See Notes 7 and 8.

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

     An analysis of the assets and liabilities related to the refining segment for the period October 1, 1999 to September 30, 2002 is as follows:

                                                                                   Estimated
                                                                               Realizable Value
                                                                                of Discontinued           Net Refining
                                                                             Net Refining Assets      Liabilities Retained
                                                                            ---------------------    ----------------------
      Balance - October 1, 1999.........................................               $800                  $3,205
      Cash transactions.................................................                                       (153)
      Adjustment of vendor liabilities..................................                                        152
                                                                                       ----                  ------
      Balance - September 30, 2000......................................                800                   3,204
      Cash transactions.................................................                                        (80)
      Adjustment of vendor liabilities..................................                                         80
      Adjustments resulting from American Western's Plan of
              Liquidation...............................................               (188)                   (188)
                                                                                       ----                  ------
      Balance - September 30, 2001......................................                612                   3,016
      Adjustment of liabilities.........................................                                       (106)
      Cash transactions.................................................                                        106
                                                                                       ----                  ------
      Balance - September 20, 2002......................................               $612                  $3,016
                                                                                       ====                  ======

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

     For book purposes the Company recorded a gain on the sale of its domestic oil and gas properties to Delta of $1,295 as follows:

         Proceeds received
            Cash price at October 1, 2001, effective date........................            $20,000
            Cash flow received by the Company October 1, 2001-May 31 2002........             (1,764)
            Final purchase price adjustment......................................               (194)
            Estimated production revenue earned by the Company October 1,
               2001 to May 31, 2002 but received by or to be received by Delta...             (2,564)
                                                                                             -------
                                                                                                               15,478
            Value of Delta stock received per appraisal (9,566,000 shares x
               $2.8175/share.....................................................                              26,952
                                                                                                              -------
                                                                                                               42,430
         Net book value of assets sold:
            Oil and gas properties...............................................                             (37,388)
            Pipeline.............................................................                                 (48)
                                                                                                              -------
         Gross gain on sale......................................................                               4,994
         Estimated value of Delta option to repurchase 3,188,667 shares..........                              (2,682)
                                                                                                              -------
         Net gain on sale........................................................                               2,312
         Portion of gain deferred (approximately 44%)............................                              (1,017)
                                                                                                              -------
         Net gain recorded.......................................................                             $ 1,295
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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


      Book value of the Company's initial investment in Delta (382,289 shares) prior
         to May 31, 2002................................................................    $ 1,733
      Reduction of initial investment to market value upon conversion to equity
         method of accounting...........................................................       (184)
      "Catch up" adjustment necessary to convert the Company's initial
         investment in Delta to the equity method retroactively.........................       (165)
      Value of Delta stock received in Delta transaction (9,566,000 shares).............     26,952
      Portion of gain deferred (approximately 44%)......................................     (1,017)
      Estimated share of Delta loss for period June 1, 2002 to September 30, 2002
         (44% x 984)....................................................................       (433)
                                                                                            -------
                                                                                            $26,886
                                                                                            =======

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

     See Note 8.

NOTE 5 - RESTRICTED CASH

     Restricted cash consists of the following:

                                                                                                      September 30,
                                                                                              -----------------------------
                                                                                                   2002          2001
                                                                                                   ----          ----
  Drilling deposits in escrow - Romania..................................................                        $  7
  Funds supporting letters of credit issued for operating bonds..........................         $  210          209
  Funds escrowed for Larry Long litigation settlement....................................                         154
  Funds supporting bond posted for Long Trusts Lawsuit, including $134 of accrued
        interest.........................................................................          4,020
                                                                                                  ------         ----
                                                                                                  $4,230         $370
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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 6 - MARKETABLE SECURITIES

     The Company's investment in marketable securities consists of common shares of Penn Octane Corporation, a public company that sells liquid propane gas into Mexico ("Penn Octane"), Delta and ChevronTexaco Corporation. The Company's investments in Penn Octane, Delta and ChevronTexaco common stock and options to buy Penn Octane stock were as follows:

                                                                     Common Stock
                                                               ------------------------
                                                               Penn Octane        Delta      Chevron/Texaco         Total
                                                               -----------        -----      --------------         -----
      September 30, 2002:
        Cost...........................................             $2,271                         $14              $2,285
        Unrealized gain (loss).........................                763                          (2)                761
                                                                    ------                         ---              ------
        Book value (market value)......................             $3,034                         $12              $3,046
                                                                    ======                         ===              ======

      September 30, 2001:
        Cost...........................................             $2,271       $1,937            $14              $4,222
        Unrealized gain................................              3,308         (808)                             2,500
                                                                    ------       ------            ---              ------
        Book value (market value)......................             $5,579       $1,129            $14              $6,722
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

NOTE 7 - INVESTMENT IN NETWORKED ENERGY LLC

     The Company's investment in Network and its percentage ownership of Network's membership interests were as follows:

                                                                                                        September 30,
                                                                                                    ----------------------
                                                                                                     2002            2001
                                                                                                     ----            ----

  Investment...........................................................................              $650             $500
  Cumulative share of Network's losses.................................................              (256)             (90)
  Accumulated amortization of goodwill.................................................               (19)              (9)
                                                                                                     ----             ----
                                                                                                     $375             $401
                                                                                                     ====             ====

     Percentage of Network's membership units owned....................................               45%              35%
                                                                                                      ===              ===

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


     The Company accounts for its investment in Network using the equity method of accounting (see Note 2). In fiscal 2002 the Company invested an additional $150 in Network, increasing its ownership from 35% to 45%.

     The components of the Company's equity in Network losses are as follows:

                                                                                                   Year Ended September 30,
                                                                                                   ------------------------
                                                                                                     2002            2001
                                                                                                     ----            ----
  Share of Network's losses, excluding amortization of goodwill........................              $167              $90
  Amortization of goodwill.............................................................                 9                9
                                                                                                     ----              ---
                                                                                                     $176              $99
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

     See Notes 2 and 22.

NOTE 8 - INVESTMENT IN DELTA PETROLEUM CORPORATION

        The Company's investment in Delta at September 30, 2002 was as follows:

  Investment...............................................................................                        $27,484
  Cumulative share of Delta's losses.......................................................                           (598)
  Amortization of excess of Company's investment in Delta over its equity in Delta.........
                                                                                                                   -------
                                                                                                                   $26,886
                                                                                                                   =======

     The Company currently accounts for its investment in Delta using the equity method of accounting. Prior to June 1, 2002, the Company accounted for its interest in Delta as available for sale securities. The Company currently owns approximately 44% of Delta's common stock. Prior to June 1, 2002, the Company owned approximately 3.4% of Delta's stock.

     The components of the Company's equity in Delta's loss for the year ended September 30, 2002 are as follows:

  Share of Delta's loss................................................................       $598
     Amortization of excess of Company's investment over its equity in Delta...........
                                                                                              ----
                                                                                              $598
                                                                                              ====

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

        See Notes 2 and 4.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        Condensed financial information concerning Delta is as follows:

                                                                                                        September 30,
                                                                                                 -------------------------
                                                                                                    2002            2001
                                                                                                    ----            ----
                                 Condensed Balance Sheet                                                 (Unaudited)

                                         Assets

  Current assets....................................................................              $ 8,392          $ 3,473
  Oil and gas properties, net.......................................................               66,147           24,399
  Other assets......................................................................                  432            1,197
                                                                                                  -------          -------
                                                                                                  $74,971          $29,069
                                                                                                  =======          =======
                          Liabilities and Stockholders' Equity

  Current liabilities, including current portion of long-term debt..................              $ 7,085          $ 5,413
  Long-term debt....................................................................               23,584            5,728
  Shareholder's equity..............................................................               44,302           17,928
                                                                                                  -------          -------
                                                                                                  $74,971          $29,069
                                                                                                  =======          =======


                                                                                                     For the Year Ended
                                                                                                        September 30,
                                                                                                 -------------------------
                                                                                                    2002            2001
                                                                                                    ----            ----
                                                                                                         (Unaudited)
                            Condensed Statement of Operations

  Revenue:
        Oil and gas sales..............................................................           $11,172          $12,311
        Other..........................................................................               243              596
                                                                                                  -------          -------
                                                                                                   11,415           12,907
                                                                                                  -------          -------
  Expense:
        Lease operating expenses.......................................................             5,877            4,476
        General and administrative.....................................................             3,833            2,665
        Depreciation, depletion and amortization.......................................             4,239            2,861
        Other..........................................................................             1,998            1,380
                                                                                                  -------          -------
                                                                                                   15,947           11,382
                                                                                                  -------          -------
  Other income (loss)..................................................................            (1,360)          (1,694)
                                                                                                  -------          -------
  Income (loss) before taxes...........................................................            (5,892)            (169)
  Income taxes.........................................................................
                                                                                                  -------          -------
  Net income (loss)....................................................................          ($ 5,892)        ($   169)
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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                                                                         September 30,
                                                                                                   -------------------------
                                                                                                     2002             2001
                                                                                                     ----             ----
       Cost:
             Furniture and fixtures....................................................              $700             $693
             Automobile and trucks.....................................................               269              269
                                                                                                     ----             ----
                                                                                                      969              962
       Accumulated depreciation........................................................              (816)            (740)
                                                                                                     ----             ----
                                                                                                     $153             $222
                                                                                                     ====             ====

NOTE 10 - OIL AND GAS PROPERTIES (Unaudited)

        Oil and gas properties consist of the following:

                                                                                             September 30, 2001
                                                                                 -------------------------------------------
                                                                                   United
                                                                                   States         Romania           Total
                                                                                 ----------       -------           -----

      Proved properties..................................................          $56,100                         $56,100
      Less: Accumulated depreciation, depletion and amortization.........          (16,257)                        (16,257)
                                                                                   -------                         -------
      Proved properties..................................................           39,843                          39,843
      Unproved properties not being amortized............................                          $3,707            3,707
      Impairment of unproved properties..................................                          (3,597)          (3,597)
                                                                                   -------         ------          -------
                                                                                   $39,843         $  110          $39,953
                                                                                   =======         ======          =======

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

     The Company's 44% interest in Delta's net capitalized costs at September 30, 2002 was $29,105 (unaudited).

     Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                       Year Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                2002                                 2001
                                                  ------------------------------------------------------------------------
                                                  United                               United
                                                  States       Romania      Total      States       Romania       Total
                                                  ------       -------      -----      ------       -------       -----
         Acquisition of properties:
              Proved properties............                                           $10,002                   $10,002
              Unproved properties..........         $154         $221       $375          346                       346
         Exploration.......................                                             1,560        $1,428       2,988
         Development.......................          434                     434        2,113                     2,113
                                                    ----         ----       ----      -------        ------     -------
                                                    $588         $221       $809      $14,021        $1,428     $15,449
                                                    ====         ====       ====      =======        ======     =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                           Year Ended September 30, 2000
                                                                                       ------------------------------------
                                                                                        United
                                                                                        States       Romania         Total
                                                                                       --------      -------         -----
      Acquisition of properties:
            Proved properties....................................................      $ 3,642                      $ 3,642
            Unproved properties..................................................          678        $  999          1,677
      Exploration................................................................        2,966           346          3,312
      Development................................................................        2,595                        2,595
                                                                                       -------        ------        -------
                                                                                       $ 9,881        $1,345        $11,226
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

     The Company's 44% interest in Delta's costs of property acquisition, exploration and development are as follows:

                                                                                                Year Ended June 30, 2002
                                                                                       -----------------------------------------
                                                                                         Onshore        Offshore         Total
                                                                                       -----------     ----------      ---------
      Acquisition of properties:
            Proved properties....................................................        $16,848                         $16,848
            Unproved properties..................................................          4,011         $ 160             4,171
      Exploration................................................................             48            21                69
      Development................................................................            434           527               961
                                                                                         -------         -----           -------
                                                                                         $21,341         $ 708           $22,049
                                                                                         =======         =====           =======

     All of Delta's offshore properties are located in offshore California.

     The Company's 44% interest in Delta's capital historical costs incurred in oil and gas activities is presented for annual periods ending June 30 because this is Delta's fiscal year end.

     Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                             Year Ended September 30,
                                                                                     --------------------------------------
                                                                                        2002            2001         2000
                                                                                        ----            ----         ----
      Revenues:
         Crude oil, condensate, natural gas liquids and natural gas sales..            $9,445         $21,144       $17,959
                                                                                       ------         -------       -------
      Costs and expenses:
         Production costs..................................................            $3,267          $7,399        $6,194
         Depreciation, depletion and amortization..........................             3,072           3,348         2,990
         Impairment of foreign unproved properties.........................                             2,765           832
                                                                                       ------         -------       -------
         Total costs and expenses..........................................             6,339          13,512        10,016
                                                                                       ------         -------       -------
      Income tax provision (benefit).......................................             3,313           1,387        (6,553)
                                                                                       ------         -------       -------
      Income (loss) from oil and gas producing activities..................           ($  207)         $6,245       $14,496
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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


     The Company's 44% interest in Delta's historical results of operations, excluding corporate overhead and interest expense, from oil and gas producing activities are as follows:

                                                                                                            Year Ended
                                                                                                           June 30, 2002
                                                                                                           -------------

      Loss from oil and gas producing activities..................................................             $673
                                                                                                               ====

     Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                         Year Ended September 30,
                                                                                 ----------------------------------------
                                                                                    2002          2001           2000
                                                                                    ----          ----           ----

        Depletion rate per equivalent MCF of natural gas...................        $0.92         $0.72          $0.57
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

     Based on oil and natural gas cash market prices as September 30, 2001, the Company's costs to be recovered for its domestic reserves exceeded the related ceiling values by $437. However, the cash market prices of natural gas subsequently increased significantly. Based on cash market prices of oil and natural gas as at December 18, 2001, the Company determined that there was no impairment of its domestic oil and gas properties. Accordingly, the Company did not record a reduction in the carrying value of its domestic oil and gas properties at September 30, 2001.

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

     Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                                             ("000's" Omitted)
                                                                                ------------------------------------------
                                                                                 Oil (BBLS)             Natural Gas (MCF)
                                                                                 ----------             -----------------
    Proved developed and undeveloped reserves:
          As of September 30, 1999.....................................               2,030                   28,402
              Acquisitions.............................................               1,063                    6,639
              Divestitures.............................................                (974)                    (236)
              Discoveries..............................................                   1                      317
              Revisions of previous estimates..........................               2,894                   12,728
              Production...............................................                (279)                  (3,547)
                                                                                     ------                  -------
          As of September 30, 2000.....................................               4,735                   44,303
              Acquisitions.............................................                 266                   10,183
              Revisions of previous estimates..........................              (1,730)                 (20,711)
              Production...............................................                (262)                  (3,083)
                                                                                     ------                  -------
          As of September 30, 2001.....................................               3,009                   30,692
              Production...............................................                (179)                  (2,160)
              Divestitures.............................................              (2,830)                 (28,532)
                                                                                     ------                  -------
          As of September 30, 2002.....................................
                                                                                     ======                  =======
    Proved developed reserves:
          September 30, 1999...........................................               1,788                   23,547
                                                                                     ======                  =======
          September 30, 2000...........................................               2,963                   35,815
                                                                                     ======                  =======
          September 30, 2001...........................................               1,890                   26,480
                                                                                     ======                  =======
          September 30, 2002...........................................
                                                                                     ======                  =======

    Company's 44% interest in reserves of Delta (proved
       developed and undeveloped reserves).............................
          June 30, 2002................................................               2,121                   19,340
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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                                         September 30,
                                                                                                   -------------------------
                                                                                                      2001           2000
                                                                                                      ----           ----

        Future cash inflows...........................................................              $130,289       $371,784
        Future production costs.......................................................               (41,193)       (87,162)
        Future development costs......................................................                (8,585)       (12,620)
        Future income tax expense.....................................................               (10,892)       (84,445)
                                                                                                    --------       --------
        Future net cash flows.........................................................                69,619        187,557
        Discount factor of 10% for estimated timing of future cash flows..............               (33,599)       (96,438)
                                                                                                    --------       --------
        Standardized measure of discounted future cash flows..........................              $ 36,020       $ 91,119
                                                                                                    ========       ========

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

     The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                  September 30,
                                                                                   ----------------------------------------
                                                                                       2002            2001          2000
                                                                                       ----            ----          ----
       Standardized measure, beginning of year...........................             $36,020         $91,119       $41,244
       Sale of oil and gas, net of production costs......................              (6,178)        (13,745)      (11,083)
       Net changes in prices.............................................                             (62,271)       45,757
       Sale of reserves in place.........................................             (32,678)                       (1,457)
       Purchase of reserves in place.....................................                               7,662         6,757
       Changes in estimated future development costs.....................                               1,518        (5,039)
       Development costs incurred during the period that reduced future
          development costs..............................................                 434           2,113         2,595
       Revisions in reserve quantity estimates...........................                             (27,596)       76,355
       Discoveries of reserves...........................................                                               963
       Net changes in income taxes.......................................                              31,054       (32,031)
       Accretion of discount.............................................               2,402           9,112         4,286
       Other:
          Change in timing of production.................................                                (944)      (36,168)
          Other factors..................................................                              (2,002)       (1,060)
                                                                                      -------         -------       -------
       Standardized measure, end of year.................................             $               $36,020       $91,119
                                                                                      =======         =======       =======

       The Company's 44% interest in Delta's standardized measure of
          discounted future cash flows at June 30, 2002..................             $27,647
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

NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

     Operating Lease Commitments

     The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2002:

                                                     Lease          Sublease
     Year Ending September 30,                     Commitments       Rentals
     ----------------------------------------- ------------------ --------------

           2003...........................           $470             $74
           2004...........................            240               8
           2005...........................             76               8
                                                     ----             ---
           Total..........................           $786             $90
                                                     ====             ===

     Rent expense for the years ended September 30, 2002, 2001 and 2000 was $517, $456 and $412, respectively.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)



     Severance/Retention Obligations

     At September 30, 2001, the Company had severance agreements with substantially all of its employees, including five of its officers, that provided for severance compensation in the event substantially all of the Company's or its subsidiaries' assets were sold and the employees were terminated as a result of such sale. On May 31, 2002, the Company sold all of its oil and gas assets to Delta (see Note 4). As a result all officers and employees of the Company except one were either severed or had their compensation significantly reduced or had their severance approved by the Company's Compensation Committee. Total severance obligations incurred by the Company with respect to severance of these officers and employees was $898. All such severance obligations were recorded by the Company in the third or fourth quarters of fiscal 2002. At September 30, 2002, $366 of this amount had not yet been paid. At September 30, 2002, the Company still had a severance agreement with the one officer who had not been severed or whose compensation had not been reduced. Such severance obligation aggregated $39 at September 30, 2002.

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

NOTE 16 - STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 2002 are as follows (in whole units):

                                                                       Incentive
                                                                         Plan           Other
                                                                        Options        Options        Total
                                                                       ---------       -------       -------
   Outstanding at September 30, 1999.................................   175,000        20,000        195,000
   Effect of 200% stock dividend (see Note 15).......................   350,000        40,000        390,000
   Issued............................................................   105,000                      105,000
                                                                        -------        ------        -------
   Outstanding at September 30, 2000.................................   630,000        60,000        690,000
   Issued............................................................    60,000                       60,000
                                                                        -------        ------        -------
   Outstanding at September 30, 2001.................................   690,000        60,000        750,000
   Issued............................................................    60,000                       60,000
                                                                        -------        ------        -------
   Outstanding at September 30, 2002.................................   750,000        60,000        810,000
                                                                        =======        ======        =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                       Incentive
                                                                         Plan           Other
                                                                        Options        Options      Total
                                                                       ---------       -------     -------

        Exercisable at September 30, 2002......................         750,000        60,000        810,000
                                                                      =========        ======      =========
        Reserved at September 30, 2002.........................       1,687,500        60,000      1,747,500
                                                                      =========        ======      =========
        Reserved at September 30, 2001.........................       1,687,500        60,000      1,747,500
                                                                      =========        ======      =========
        Reserved at September 30, 2000.........................       1,687,500        60,000      1,747,500
                                                                      =========        ======      =========
        Reserved at September 30, 1999.........................       1,687,500        60,000      1,747,500
                                                                      =========        ======      =========

        Exercise prices at:

                September 30, 2002.............................          $3.42-         $3.79
                                                                         $8.58
                September 30, 2001.............................          $3.42-         $3.79
                                                                         $8.58
                September 30, 2000.............................          $3.42-         $3.79
                                                                         $8.58


                Exercise Termination Dates.....................      5/17/2003-     4/23/2007     5/17/2003-
                                                                     1/02/2012                    1/02/2012

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

         A summary of the Company's stock option and warrant activity from October 1, 1999 to September 30, 2002 is as follows:

                                                                      Weighted
                                                                       Average
                                                          Options       Price
                                                          -------     --------
      Outstanding - October 1, 1998...................    215,000      $12.96
      Issued..........................................     15,000       17.25
      Exercised.......................................    (25,000)      10.25
      Repurchased.....................................    (10,000)      10.75
                                                         --------      ------
      Balance - September 30, 1999....................    195,000       13.75

      Effect of 200% stock dividend (see Note 15).....    390,000       (9.17)
      Issued..........................................    105,000        7.89
                                                         --------      ------
      Outstanding - September 30, 2000................    690,000        5.09
      Issued..........................................     60,000        7.00
                                                         --------      ------
      Outstanding - September 30, 2001................    750,000        5.24
      Issued..........................................     60,000        5.93
                                                         --------      ------
      Outstanding - September 30, 2002................    810,000      $ 5.29
                                                         ========      ======

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

         Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                          Year Ending September 30,
                                                    --------------------------------------
                                                    2002              2001            2000
                                                    ----              ----            ----
                                               (As Restated)
      Net income (loss) as reported.......        ($1,844)           $1,716          $5,069
      Adjustment required by SFAS 123.....            (62)             (145)           (346)
                                                  -------            ------          ------
      Pro-forma net income (loss).........        ($1,906)           $1,571          $4,723
                                                  =======            ======          ======
      Pro-forma net income per share:
         Basic............................        ($ 0.29)            $0.24           $ .68
                                                  =======            ======          ======
         Diluted..........................        ($ 0.29)            $0.23           $ .66
                                                  =======            ======          ======

NOTE 17 - INCOME TAXES

   Provisions for (benefit of) income taxes consist of:

                                                                                    September 30,
                                                                       ------------------------------------
                                                                            2002          2001       2000
                                                                            ----          ----       ----
 Provision for (benefit of) income taxes:                               (As Restated)
      Current:
        Federal..................................................                        $   4     ($   35)
        State....................................................
      Deferred:
        Federal..................................................         ($  252)          786         922
        State....................................................              (8)           22          26
      Adjustment to the valuation allowance for deferred taxes:
        Federal..................................................           1,307         (419)     (3,115)
        State....................................................              38          (12)        (89)
                                                                           ------         ----     -------
                                                                           $1,085         $381     ($2,291)
                                                                           ======         ====     =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


         Deferred tax assets (liabilities) are comprised of the following at September 30, 2002 and 2001:

                                                                                       September 30,
                                                                                    ------------------
                                                                                   2002            2001
                                                                                   ----            ----
                                                                              (As Restated)

         Fair value of option granted to Delta Petroleum Corporation.....        $  155
         Investment in Delta Petroleum Corporation.......................           489
         Operating losses and tax credit carryforwards...................         1,969          $4,715
         Statutory depletion carryovers..................................         2,167           3,903
         Depletion accounting............................................                        (5,341)
         Discontinued net refining operations............................           866             866
         Losses in foreign subsidiaries..................................                         1,295
         Other...........................................................            53
                                                                                 ------          ------
                                                                                  5,699           5,438
         Valuation allowance.............................................        (4,904)         (3,559)
                                                                                 ------          ------
                                                                                 $  795          $1,879
                                                                                 ======          ======
         Deferred tax assets - current...................................        $  429          $1,879
         Deferred tax assets - long-term.................................           366
                                                                                 ------          ------
                                                                                 $  795          $1,879
                                                                                 ======          ======

         At September 30, 2002, the Company increased the valuation allowance by $1,345 based upon its assessment of the amount of gross deferred tax asset that would more likely than not be realized based on an estimate of no future taxable income and accordingly increased the valuation allowance. The net deferred tax asset at September 30, 2002 relates to income that has been recognized for tax purposes and has not been recognized for financial reporting purposes.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                   Year Ended September 30,
                                                             -------------------------------------
                                                                 2002           2001          2000
                                                                 ----           ----          ----
                                                             (As Restated)

        Tax (benefit) at statutory rate....................   ($  265)          $734         $ 972
        State taxes, net of federal benefit................        (8)             7           (42)
        Revision of tax estimates and contingencies........                       50
        Increase (decrease) in valuation allowance.........     1,345           (431)       (3,204)
        Other..............................................        13             21           (17)
                                                               ------           ----       -------
                                                               $1,085           $381       ($2,291)
                                                               ======           ====       =======


         At September 30, 2002, the Company had the following tax carryforwards available:

                                                        Federal Tax
                                             --------------------------------
                                                                  Alternative
                                                                    Minimum
                                               Regular                Tax
                                             ---------------   --------------
       Net operating loss....................       --            $13,633
       Alternative minimum tax credits.......   $1,969                N/A
       Statutory depletion...................   $6,019                 --

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

                                                       Year Ended September 30, 2002 (As Restated)
                                  ------------------------------------------------------------------------------------------
                                   Natural Gas       Oil & Gas                                  Eliminations
                                    Marketing       Exploration                                      and
                                       and              and           Refining         Power      Corporate
                                  Transmission      Production     (Discontinued)    Business       Items       Consolidated
                                  ------------      -----------    --------------    --------   -------------   ------------
Revenues....................                          $ 9,445                                                      $ 9,445
Equity in net (loss) of equity
   method investees.........                         ($   598)                        ($176)                      ($   774)
Operating income (loss).....                          $   676                                    ($ 2,696)        ($ 2,020)
Identifiable assets.........        $66,973*          $82,832                                    ($97,864)         $51,941
Investment in equity method
   investees................                          $26,886                                     $   375          $27,261
Capital expenditures........                          $   816                                                      $   816
Depreciation, depletion and
   amortization.............                          $ 3,149                                     $     2          $ 3,151



                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                Year Ended September 30, 2001
                                  ------------------------------------------------------------------------------------------
                                   Natural Gas       Oil & Gas                                  Eliminations
                                    Marketing       Exploration                                      and
                                       and              and           Refining         Power      Corporate
                                  Transmission      Production     (Discontinued)    Business       Items       Consolidated
                                  ------------      -----------    --------------    --------   -------------   ------------
Revenues....................                         $ 21,144                                                       $21,144
Equity in net (loss) of equity
   method investees.........                                                            ($99)                      ($    99)
Operating income (loss).....                         $  5,682                                    ($  4,169)         $ 1,513
Identifiable assets.........        $67,702*         $105,238                                    ($113,822)         $59,118
Investment in equity method
   investees................                                                                      $    401          $   401
Capital expenditures........                         $ 15,531                                                       $15,531
Depreciation, depletion and
   amortization.............                         $  3,468                                     $      2          $ 3,470


                                                                Year Ended September 30, 2000
                                  ------------------------------------------------------------------------------------------
                                   Natural Gas       Oil & Gas                     Eliminations
                                    Marketing       Exploration                         and
                                       and              and           Refining       Corporate
                                  Transmission      Production     (Discontinued)      Items       Consolidated
                                  ------------      -----------    --------------  -------------   ------------
Revenues........................                      $17,959                                         $17,959
Operating income (loss).........                      $ 5,686                         ($ 3,717)       $ 1,969
Identifiable assets.............    $67,727*          $92,229                         ($96,661)       $63,295
Capital expenditures............                      $11,399                                         $11,399
Depreciation, depletion and
   amortization.................                      $ 3,207                          $     2        $ 3,209


         * Consists primarily of intracompany receivables.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First             Second           Third            Fourth
                                                          Quarter            Quarter         Quarter           Quarter
                                                       (December 31)       (March 31)       (June 30)      (September 30)
                                                       -------------       ----------       ---------      --------------
                                                                                                           (As Restated)
     Year Ended September 30, 2002:
        Revenues...............................            $3,441           $3,258           $2,525             $  221
        Operating income (loss)................           ($  426)         ($  500)          $  359            ($1,453)
        Net income (loss)......................           ($  327)         ($  529)          $  632            ($1,620)
        Net income (loss) per share (diluted)..           ($  .05)         ($  .08)          $  .09            ($  .24)


                                                           First             Second           Third            Fourth
                                                          Quarter            Quarter         Quarter           Quarter
                                                       (December 31)       (March 31)       (June 30)      (September 30)
                                                       -------------       ----------       ---------      --------------
     Year Ended September 30, 2001:
        Revenues...............................            $5,394           $6,316           $5,347             $4,087
        Operating income (loss)................            $1,533           $2,174           $  511            ($2,705)
        Net income (loss)......................            $1,110           $1,531           $  397            ($1,322)
        Net income (loss) per share (diluted)..            $  .16           $  .22           $  .06            ($  .20)

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

NOTE 22 - SUBSEQUENT EVENTS

     In December 2002, the Company loaned $125 to Network. (See Note 7.)


NOTE 23 - SUBSEQUENT EVENTS

     Restatement of September 30, 2002 Financial Statements

     The Company has restated its September 30, 2002 financial statements to correct a journal entry recorded at September 30, 2002. The restatement corrected a $258 charge to corporate general and administrative expense that should have been charged to accrued expenses during the fourth quarter of fiscal 2002. The restatement decreased the reported net loss by $258 ($.04 per share) for the quarter and year ended September 30, 2002. (See Note 21.)

     The significant effects of the restatement on the accompanying consolidated financial statements from amounts previously reported are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                   Year Ended September 30, 2002
                                                                                  -------------------------------
                                                                                   Previously
                                                                                    Reported          As Restated
                                                                                  ------------       -------------
      General and administrative expenses.................................         $ 6,289             $ 6,031


      Operating income (loss).............................................        ($ 2,020)             (2,278)


      Net income (loss) before provision for (benefit of) income taxes....        ($ 1,017)               (759)
      Net income (loss)...................................................        ($ 2,102)           ($ 1,844)
      Net income (loss) per share
           Basic..........................................................        ($   .32)           ($   .28)

           Diluted........................................................        ($   .32)           ($   .28)

      Accrued expenses....................................................         $   821             $   563
      Current liabilities.................................................         $ 2,270             $ 2,012
      Total liabilities...................................................         $ 5,297             $ 5,039
      Total stockholders' equity..........................................         $46,644             $46,902

     The restatement did not impact the net cash flow used in operations for the year ended September 30, 2002.

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

As discussed in Note 23 to the consolidated financial statements, the consolidated financial statements as of and for the year ended September 30, 2002, have been restated.

                  KPMG LLP

Houston, Texas
December 10, 2002, except as to Note 23 which is as of December 11, 2003

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

     The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of September 30, 2002 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures were effective in promptly identifying items that should be included in our reports required under the Exchange Act except as indicated below.

        b) There have not been any significant changes in our internal controls or in other factors that could affect such controls subsequent to September 30, 2002 except as indicated below.

     As noted in Note 23 to the consolidated financial statements included in Item #8 to this Form 10-K, the Company was required to restate its September 30, 2002 financial statements because of a charge to general and administrative expenses that should have been recorded as a reduction to accrued expenses. As a result of this restatement, the Company instituted an additional internal control procedure whereby the Company's Chief Financial Officer will review all quarterly closing journal entries in excess of $25,000. The Company's management believes that this new procedure will preclude future restatements arising from charges to incorrect account(s).

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

          10.127 Agreement to Exchange $.9 Million Secured Notes Into Senior Preferred Stock of Penn Octane Corporation dated March 3, 1999 (23)

          10.128 Credit Agreement by and among Castle Exploration Company, Inc. and Comerica Bank-Texas, effective May 28, 1999 (24)

     Exhibit Number      Description of Document
     --------------      -----------------------

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

_________________

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

                            CASTLE ENERGY CORPORATION


Date:   January 2, 2004             By:/s/JOSEPH L. CASTLE II
                                       -----------------------
                                          Joseph L. Castle II
                                          Chairman of the Board
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/JOSEPH L. CASTLE II        Chairman  of the  Board  and Chief    January 2, 2004
----------------------
   Joseph L. Castle II        Executive Officer
                              Director


/s/MARTIN R. HOFFMANN         Director                              January 2, 2004
---------------------
   Martin R. Hoffmann


/s/JOHN P. KELLER             Director                              January 2, 2004
-----------------
   John P. Keller


/S/RUSSELL S. LEWIS           Director                              January 2, 2004
-------------------
   Russell S. Lewis


/s/RICHARD E. STAEDTLER       Senior Vice President                 January 2, 2004
-----------------------
   Richard E. Staedtler       Chief Financial Officer
                              Chief Accounting Officer
                              Director

/s/SIDNEY F. WENTZ            Director                              January 2, 2004
------------------
   Sidney F. Wentz

                   DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND
                                  PROFESSIONALS
                               (December 19, 2002)

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

WILLIAM C. LIEDTKE III
Vice President and General Counsel

                                         PRINCIPAL OFFICES

One Radnor Corporate Center                                               512 Township Line Road
Suite 250                                                                 Three Valley Square, Suite 100
100 Matsonford Road                                                       Blue Bell, PA 19422
Radnor, PA 19087

5623 North Western Avenue, Suite A
Oklahoma City, OK 73118

                                          PROFESSIONALS

Counsel                                                                   Registrar and Transfer Agent

Duane, Morris LLP                                                         American Stock Transfer & Trust Company
One Liberty Place, 42nd Floor                                             40 Wall Street, 46th Floor
Philadelphia, PA 19103-7396                                               New York, New York 10005

Independent Accountants

KPMG LLP
700 Louisiana
Houston, Texas 77002