Form 10-K
period 2003-09-30
CASTLE ENERGY CORP
filed 2004-01-07
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K




            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________



--------------------------------------------------------------------------------
                         Commission file number: 0-10990

                            CASTLE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                                     76-0035225
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

           357 South Gulph Road
                 Suite 260
           King of Prussia, PA                                  19406
 (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number:                        (610) 992-9900

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

         Indicate by check mark whether Registrant is an accelerated filer as
defined in Rule 12b-2 of the Act. Yes     No X .
                                      ---   ---

         As of December 1, 2003, there were 6,592,884 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $29,188,522 (5,015,210 shares at $5.82 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 and 13

                            CASTLE ENERGY CORPORATION
                                 2003 FORM 10-K
                                TABLE OF CONTENTS

        Item                                                                                                    Page
        ----                                                                                                    ----

                                     PART I
                                     ------

      1. and 2.      Business and Properties...........................................................           1
             3.      Legal Proceedings.................................................................           5
             4.      Submission of Matters to a Vote of Security Holders...............................          10

                                     PART II
                                     -------

             5.      Market for the Registrant's Common Equity and Related Stockholder Matters.........          11
             6.      Selected Financial Data...........................................................          12
             7.      Management's Discussion and Analysis of Financial Condition and Results of
                     Operations........................................................................          13
             8.      Financial Statements and Supplementary Data.......................................          23
             9.      Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure........................................................................          60

                                    PART III
                                    --------

            10.     Directors and Executive Officers of the Registrant.................................          61
            11.     Executive Compensation.............................................................          61
            12.     Security Ownership of Certain Beneficial Owners and Management and Related
                    Shareholder Matters................................................................          61
            13.     Certain Relationships and Related Transactions.....................................          61
            14.     Controls and Procedures............................................................          61
            15.     Principal Accountant Fees and Services.............................................          61



                                     PART IV
                                     -------

            16.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................          62


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

        From inception (February 1981) until September 2002, the Company operated in the exploration and production segment of the energy business. During this period the Company owned interests in oil and gas wells in fourteen states in the United States and participated in the drilling of five wildcat wells in Romania. For the periods from inception until August 1989 and from June 1999 to September 6, 2002, the exploration and production segment of the energy business was the only business in which the Company operated. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public company engaged in oil and gas exploration and production ("Delta"). On September 6, 2002, the Company sold all of its interests in Romania to the operator of its Romanian concession. Prior to these sales the Company owned interests in approximately 525 oil and gas wells in the United States and a fifty percent interest in several drilling concessions in Romania. Although, as a result of these sales, the Company does not directly own any operating assets and is not directly involved in any business, it continues to review potential oil and gas acquisitions and its executive officers are actively involved with Delta.

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

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500,000. Network is a private company engaged in the planning, installation and operation of natural gas fueled energy generating facilities that supply power, heating and cooling services directly to retail customers with significant energy consumption to reduce their energy costs - especially during peak usage periods. In March 2002, the Company invested an additional $150,000 in Network, increasing its membership interest to 45%. The Company also made a loan to Network of $125,000 at that time. Network is a start up company which has not yet earned any revenues but is actively pursuing potential customers with the Company's assistance.

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. As of December 1, 2003, 4,911,020 shares, representing approximately 69% of previously outstanding shares, had been repurchased and the Company's Board of Directors has authorized the purchase of up to 356,946 additional shares.

        As of December 1, 2003, the Company's primary assets are as follows:

         a.  Approximately $10,000,000 of unrestricted cash.
         b.  Approximately $4,300,000 of restricted cash.
         c. 1,343,600 shares of common stock of Penn Octane Corporation, a public company engaged in the transportation and sale of liquid propane gas to Mexico ("Penn Octane").
         d. 9,948,289 common shares of Delta, representing approximately 41% of Delta's outstanding common shares.
         e.  A 45% membership interest in Network.

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

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation, a public oil and gas exploration and production company ("Costilla"), by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. As of September 30, 2001, the Company had participated in the drilling of five wildcat wells in Romania. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company was not able to obtain a sufficiently high gas price to justify future production. The Company subsequently agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002. The drilling of the Black Sea well was postponed several times because of the lack of suitable drilling rigs. On September 6, 2002, the Company's subsidiary, which owned a 50% interest in the Romanian drilling concessions, sold all of its interests in Romania to the operator of the concessions for $1.

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

        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236,000 cash plus 9,566,000 shares of Delta's common stock. The $18,236,000 cash represented a $20,000,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764,000 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. In September 2002, the Company paid Delta $194,000 as a final purchase price adjustment, effectively reducing the cash portion of the sale to $18,042,000. Pursuant to the governing purchase and sale agreement the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share through May 31, 2003. Delta's option expired unexercised on May 31, 2003.

        As a result of the sales to Delta and the operator of the Romanian concessions, the Company no longer directly owns any oil and gas properties. The Company's only oil and gas interests at September 30, 2003 and December 1, 2003 are those derived from its ownership of Delta, which was approximately 41% at September 30, 2003.

Properties

        Proved Oil and Gas Reserves

        Since the Company sold all of its oil and gas properties by September 30, 2002, the Company does not directly own any proved oil and gas reserves at September 30, 2003. Nevertheless, proven oil and gas reserves can indirectly be attributed to the Company by virtue of the Company's ownership of Delta, which was approximately 41% at September 30, 2003. Such reserves are included in the unaudited reserve disclosures in Note 11 to the consolidated financial statement included in Item 8 of this Form 10-K.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2003, including production from acquired properties since the date of acquisition.

                                                                                       Fiscal Year Ended September 30,
                                                                                ------------------------------------------
                                                                                     2003          2002           2001
                                                                                     ----          ----           ----

        Oil -- Bbls (barrels).................................................          0         179,000        262,000

        Gas -- MCF (thousand cubic feet)......................................          0       2,254,000      3,083,000

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

                                                                                    Fiscal Year Ended September 30,
                                                                                    --------------------------------
                                                                                    2003         2002         2001
                                                                                    ----         ----         ----
       Average Sales Price per Barrel of Oil..................................       N/A         $21.51       $27.39

       Average Sales Price per MCF of Gas.....................................       N/A         $ 2.48       $ 4.53

       Average Production Cost per Equivalent MCF(1)..........................       N/A         $  .98       $ 1.59

       --------------------
       (1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        No production was hedged in fiscal 2001 or fiscal 2002.

        No sale price or production cost data are included in the above data for the period June 1, 2002 to September 30, 2003 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

        Productive Wells and Acreage

        The Company did not directly own any productive wells or acreage at September 30, 2003, having sold all its interests in wells and acreage to Delta on May 31, 2002.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 2003 the number of gross and net productive and dry developmental and exploratory wells drilled, including wells drilled on acquired properties since the dates of acquisition.

                                                        Fiscal Year Ended September 30,
                  --------------------------------------------------------------------------------------------------------
                                 2003                                 2002                             2001
                  ------------------------------------  -------------------------------- ---------------------------------
                    United States         Romania        United States     Romania        United States      Romania
                  -----------------  -----------------  ---------------  --------------  --------------- -----------------
                   Productive  Dry   Productive   Dry   Productive  Dry  Productive Dry  Productive  Dry Productive    Dry
                   ----------  ---   ----------   ---   ----------  ---  ---------- ---  ----------  --- ----------    ---
 Developmental:

    Gross........       --       --      --        --       --       2       --      --       17       4      --        --

    Net..........       --       --      --        --       --       1       --      --        4       1.3    --        --

 Exploratory:

    Gross........       --       --      --        --       --      --       --      --       --       --     --         3*

    Net..........       --       --      --        --       --      --       --      --       --       --     --       1.5*

        * One well, in which the Company had a fifty percent (50%) interest, produced some volumes of natural gas when tested but the Company was not able to obtain a price for its production that made future operations economical.

        The Company participated in no drilling after May 30, 2002.

                                   REGULATIONS

        The oil and gas exploration and production operations of the Company were subject to a number of local, state and federal environmental laws and regulations. Compliance with such regulation did not result in material expenditures.

        Most states in which the Company conducted oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas between owners of interests in a common reservoir. Most states also have regulations requiring permits for the drilling of wells and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. In recent years there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation resulted in increased legal and compliance costs to the Company.

        The Company was also subject to various state and Federal laws regarding environmental and ecological matters because it acquired, drilled and operated oil and gas properties. To alleviate the environmental risk, the Company carried $25,000,000 of liability insurance and $3,000,000 of special operator's extra expense (blowout) insurance for wells it drilled. Since the Company does not currently directly own oil and gas properties, the Company does not carry operations expense insurance and has reduced its liability coverage to $1,000,000.

        As a result of the sale of all of its oil and gas properties to Delta on May 31, 2002, the Company is currently no longer directly subject to regulations governing oil and gas production and exploration.

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

                         EMPLOYEES AND OFFICE FACILITIES

        As of December 1, 2003, the Company and one of its subsidiaries employed six personnel.

       The Company leases certain offices as follows:

       Office Location                            Function
       ---------------                            --------
       King of Prussia, PA                        Corporate Headquarters
       Blue Bell, PA                              Accounting and Administration
       Oklahoma City, Oklahoma                    Legal

       The leases governing the Company's offices include standard provisions for fixed rentals plus reimbursement of allocated shares of utility costs (minor) and the right to sublease subject to landlord approval. The last office lease expires in December 2008. The lease commitments of the Company are set forth in Notes 13 and 22 to the Consolidated Financial Statements in Item 8 to this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

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

         History

         In December 1995, IRLP sold its refinery, the Indian Refinery, to American Western Refining Limited Partnership ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently ChevronTexaco. American Western's Liquidation Plan was confirmed in April 2003. In the plan, IRLP reduced a $5,400,000 secured claim against American Western to $800,000. In exchange the EPA and Illinois EPA entered into an Agreement and Covenant Not to Sue with IRLP, which extinguished all CERCLA claims against IRLP. Under the American Western Liquidation Plan, IRLP received $599,000 which it is currently distributing to its creditors.

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

        Litigation

        On August 13, 2002, ChevronTexaco filed the above litigation in federal court. By letter dated August 28, 2002, ChevronTexaco tendered the Illinois state court litigation to the Company for indemnification, but the Company promptly responded, denying responsibility. Following the initiation of litigation the Company retained Bryan Cave LLP as trial counsel.

        On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The Federal District Court has set a presumptive trial date for this matter for December 13, 2004, but the actual trial date could be in 2005 or later due to a crowded docket in the district. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

        The central argument to both ChevronTexaco's contractual and statutory claims is that the Company should be treated as a "successor" and "alter ego" of certain of its present and former subsidiaries, and thereby should be held directly liable for ChevronTexaco's claims against those entities. ChevronTexaco makes this argument notwithstanding the fact that the Company never directly owned the refinery and never was a party to any of the disputed contracts. ChevronTexaco has also claimed that the Company itself directly operated the refinery. The leading opinion in this area of the law, as issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), supports the Company's positions.

        Estimated gross undiscounted clean-up costs for this refinery are at least $80,000,000-$150,000,000 according to public statements by Texaco to the Company and third parties. In January 2003, the United States and the State of Illinois filed a motion in the American Western bankruptcy case which stated that the estimated total response costs for one portion of the site alone could range from $109,000,000 to $205,000,000. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and/or OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy-five years, the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and/or its subsidiaries might be further reduced.

        The Company and its special counsel, Reed Smith LLP, do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against the Company.

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

    Other Litigation

         Long Trusts Lawsuit

         On July 31, 2003, the 12th Court of Appeals in Tyler, Texas reversed and remanded the trial court's judgment against the Company in this matter, while affirming the award on the counterclaim made by one of the Company's subsidiaries.

         In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in certain wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The Long Trusts sought actual damages, exemplary damages, prejudgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150,000 of unpaid joint interests billings plus interest, attorneys' fees and court costs.

         After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered the claims and counterclaim in the lawsuit. Based upon the jury's answers, the District Court entered judgment on some of the Long Trusts' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the Long Trusts. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700,000.

        The Company and its subsidiaries and the Long Trusts subsequently filed notices of appeal, submitted legal briefs in April 2002, reply briefs in June and July 2002, and ultimately argued the case before the 12th Court of Appeals in Tyler, Texas in October 2002. On July 31, 2003, that court reversed and remanded in part the trial court's judgment against the Company and its subsidiaries while affirming the judgment against the Long Trusts which had awarded damages on the counterclaim asserted by CTPLP. In its decision, the appellate court held that the trial court had submitted erroneous theories to the jury, expressly rejecting the Long Trusts' claims for breach of fiduciary duty, conversion, implied covenants and exemplary damages. It also remanded the Long Trusts' claims for breach of contract to the district court for retrial. The appellate court upheld the trial court's award to CTPLP on its counterclaim for approximately $150,000 of unpaid joint interests billings, $450,000 in attorneys' fees, plus interest and court costs. Both the Company and its subsidiaries and the Long Trusts thereafter submitted motions for rehearing on certain rulings to the 12th Court of Appeals. That Court denied both motions for rehearing.

         To pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorney's fees, and to maintain that bond until the resolution of the appeals. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886,000 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,075,000 as of September 30, 2003. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender, and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until all appeals have been completed. Having sold all of its domestic oil and gas properties, the Company no longer directly owns any oil and gas assets with which to collateralize the bond.

         The Long Trusts have filed a petition for review with the Supreme Court of Texas. The Texas Supreme Court grants only a small percentage of petitions for review that are filed. Should the Long Trusts' petition for retrial for review be denied and their breach of contract claims be retried, the Company will vigorously defend against them. Based on the evidence presented at the initial trial, the Company believes such claims, even if decided adversely to the Company, will not result in a material loss to the Company. Because the Long Trusts have filed a petition for review with the Supreme Court of Texas, the Company will be required to maintain its appeal bond until 30 days following a decision by the Supreme Court, which could be in the spring or summer of 2004 if the petition is denied or longer if the petition is granted. When all appeals are completed and if there are no changes to the decision by the Court of Appeals decision by the Supreme Court of Texas, CTPLP will be permitted to enforce its judgment against the Long Trusts.

         The Company has not accrued any recoveries for this litigation but will record recoveries, if any, when realized.

         Pilgreen Litigation

         As part of the oil and gas properties acquired from AmBrit in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282,000 was released to the Company of which $249,000 was recorded as income by the Company and the remaining $33,000 paid to Delta. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120,000 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

         CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66,000.

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

         On or about July 19, 2003, Dominion filed a motion for partial summary judgement concerning the Company's claim that it had assumed the liabilities of its predecessor in interest. On July 28, 2003, CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgement. In September 2003, the District Court of Lavaca County granted Dominion's motion for partial summary judgement.

         The Company is contesting this matter vigorously and believes that Dominion's claims are without merit and has accordingly made no provision for Dominion's claim in its September 30, 2003 financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2003.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Principal Market

         The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX."

Stock Price and Dividend Information

         Stock Price:

         The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the three fiscal years ended September 30, 2003.

                                                                      2003                2002                 2001
                                                                ----------------    ----------------      ---------------
                                                                 High      Low       High       Low        High     Low
                                                                 ----      ---       ----       ---        ----     ---
        First Quarter (December 31).........................     $4.35     $3.65     $7.24      $4.46      $7.73    $5.92
        Second Quarter (March 31)...........................     $4.00     $2.98     $6.99      $5.20      $6.94    $5.60
        Third Quarter (June 30).............................     $4.95     $3.10     $6.85      $5.59      $6.92    $5.67
        Fourth Quarter (September 30).......................     $5.95     $4.50     $6.82      $3.64      $6.47    $4.21

         The final sale of the Company's Common Stock as reported by the NNM on December 1, 2003 was at $5.82.

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

Approximate Number of Holders of Common Stock

        As of December 1, 2003, the Company's Common Stock was held by approximately 3,000 stockholders.

        Equity Compensation Plans of the Company

        Information with respect to outstanding options to acquire the Company's stock pursuant to equity compensation plans of the Company as of September 30, 2003 is as follows:

                                                                                             Weighted          Number of
                                                                            Number of         Average         Securities
                                                                            Securities       Exercise          Remaining
                                                                           to be Issued      Price of          Available
                                                                           Upon Exercise    Outstanding           for
                                                                          of Outstanding     Options,          Issuance
                                                                             Warrants        Warrants            Under
                                                                            and Rights      and Rights      Equity Plan (1)
                                                                          --------------    ----------      ---------------

       Equity compensation plans approved by security holders.....              652,500       $5.61             1,035,000
       Equity compensation plans not approved by security
          holders.................................................               60,000       $3.79
                                                                                -------                         ---------
       Total......................................................              712,500       $5.46             1,035,000
                                                                                =======                         =========

       (1) Excludes shares subject to outstanding options, warrants and rights.

        The Company's 1992 Equity Incentive Plan was approved by shareholders and adopted by the Company in 1993. The other options issued were not pursuant to any plan. (See Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K.)

ITEM 6.  SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2003, the Company consummated a number of transactions affecting the comparability of the financial information set forth below. See Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

   The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2003. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.

                                                                       For the Fiscal Year Ended September 30,
                                                         ----------------------------------------------------------------------
                                                                       (in Thousands, except per share amounts)
                                                             2003          2002          2001          2000          1999
                                                         ------------- ------------- ------------- ------------- --------------
Net sales:
    Natural gas marketing and transmission..........                                                                   $50,067
    Exploration and production......................                         $9,445       $21,144       $17,959         $7,190
Gross Margin:
    Natural gas marketing and transmission (gas
      sales less gas purchases).....................                                                                   $19,005
    Exploration and production (oil and gas sales less
      production expenses)..........................                         $6,178       $13,745       $11,765         $4,802
Income (Loss) before Provision for (Benefit of)
   Income Taxes                                              ($2,350)       ($ 759)        $2,097        $2,778        $11,222
Net Income (Loss) from Continuing Operations per
   Share Outstanding (Diluted)......................           ($.30)        ($.28)          $.25          $.71           $.99
Dividends Declared per Common Share
    Outstanding.....................................             $.20          $.15          $.20          $.20           $.25


                                                                                    September 30,
                                                         ----------------------------------------------------------------------
                                                             2003          2002          2001          2000          1999
                                                         ------------- ------------- ------------- ------------- --------------
Total assets........................................          $49,808       $51,941       $59,118       $63,295        $60,796
Long-term obligations...............................                0             0             0             0              0
Redeemable preferred stock..........................                0             0             0             0              0
Capital leases......................................                0             0             0             0              0

      Share data have been retroactively restated to reflect the 200% stock dividend that was effective January 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   ("$000's" Omitted Except Per Unit Amounts)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

General

         All statements other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are discussed below. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

Fiscal 2003 versus Fiscal 2002

      As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, on September 6, 2002, the Company sold all of its oil and gas interests in Romania to the operator of the Romanian concessions. As a result of these sales, the Company does not directly own any operating assets. Furthermore, after May 31, 2002, the Company reduced the number of its employees from 27 to 5. As a result of these asset sales and the reduction in the Company's employees, comparison of fiscal 2003 and fiscal 2002 operations by revenue and expense category is not meaningful. Discussion will, therefore, be limited to analysis of operations for the year ended September 30, 2003 with comparisons to prior year's operations only where warranted.

      The Company earned no oil and gas sales and incurred no oil and gas production expenses during the period from October 1, 2002 to September 30, 2003 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

      General and administrative expenses decreased $2,466 or 40.9% from the year ended September 30, 2002 to the year ended September 30, 2003 primarily because of the reduction of employees from twenty-seven to five. The decrease was, however, partially offset by increased legal expenses related to the ChevronTexaco litigation (see Note 4 to the consolidated financial statements). Legal expenses for the year ended September 30, 2003 were approximately $1,500. Although the Company has significantly reduced its personnel costs, its public company costs (audit, printing, legal compliance, stock transfer fees, stock exchange costs, etc.) continue and significant legal costs related to the ChevronTexaco litigation continue and are expected in the future.

      Depreciation, depletion and amortization decreased $3,095 from fiscal 2002 to fiscal 2003 because the Company sold all its producing oil and gas properties to Delta in May 2002 and thus incurred no depletion expense during fiscal 2003. The $56 of depreciation, depletion and amortization for fiscal 2003 consists of depreciation of the Company's office equipment and furniture.

      The following other income items for the year ended September 30, 2003 relate to and result from the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002:

                                                                                            Year Ended September 30,
                                                                                         --------------------------------
                                                                                               2003             2002
                                                                                         ------------------ -------------

            Decrease in fair value of option granted to Delta........................               $  432       $2,250
                                                                                                    ======       ======
            Equity in income (loss) of Delta.........................................               $1,067      ($  598)
                                                                                                    ======       ======

      The $ 2,250 and $432 decreases in the value of the option granted to Delta relates to decreases in the fair value of the option that the Company granted to Delta to acquire 3,188,667 of its shares back from the Company at $4.50 per share through May 31, 2003. That option expired unexercised on May 31, 2003. The fair market value of Delta's option decreased primarily because of a decrease in Delta's share price from May 31, 2002 to March 31, 2003 and the passage of time. The equity in the income of Delta represents the Company's share of Delta's estimated net income for the period from October 1, 2002 to September 30, 2003. The Company currently owns approximately 41% of Delta. Prior to May 31, 2002 the Company owned only 3.4% of Delta and accounted for its investment in Delta as available-for-sale securities. Commencing June 1, 2002, the Company accounted for its investment in Delta using the equity method. See "Critical Accounting Policies" below. Since the Company includes 41% of Delta's income (loss) in its own net income (loss), the Company's future net income (losses) are significantly impacted by oil and gas prices and other factors affecting Delta's operations.

      The Company's equity in the loss of Network decreased $156 from $176 for the year ended September 30, 2002 to $20 for the year ended September 30, 2003. The decrease results from decreased expenses incurred by Network and the fact that the Company provided a 100% impairment provision for its investment in and loan to Network at March 31, 2003. As a result of such provisions, which reduced the book value of the Company's investment in and loan to Network to zero as of March 31, 2003, the Company ceased recording any further equity in Network's losses subsequent to March 31, 2003. For the six months ended September 30, 2003, Network recorded a net loss of $11, no portion of which was recorded by the Company.

      The impairment provision for the Company's investment in Network consists of a $354 provision related to the Company's 45% equity invested in Network and a $126 reserve provision for the Company's loan receivable from Network. The Company recorded the impairment provision at March 31, 2003 because Network had not then obtained contracts for the services it offers. Network, nevertheless, continues to solicit such contracts. If Network enters into any joint venture, the Company has the right but not the obligation to convert its investment in and loan receivable from Network into an investment in such joint venture.

      The $349 tax benefit for the year ended September 30, 2003 results primarily from changes in the Company's expectations concerning future taxable income. The Company increased its valuation allowance at September 30, 2002 by $1,512 during the year ended September 30, 2003 resulting in a deferred tax asset, net of $649 of accrued income taxes on appreciation of marketable securities, of $366. The net deferred tax asset at September 30, 2003 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

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


                                                                                     Fiscal Year Ended September 30,
                                                                                 --------------------------------------
                                                                                        2002               2001
                                                                                 ------------------ -------------------
            Production Volumes:
            -------------------
                  Barrels of crude oil (net).................................              179,000             262,000
                  Mcf (thousand cubic feet) of natural gas (net).............            2,254,000           3,083,000
                  Mcf equivalents (net) (mcfe) *.............................            3,328,000           4,655,000

            Oil/Gas Prices:-
            ----------------
                  Crude Oil/Barrel:
                  -----------------
                  Gross......................................................               $21.51              $27.39
                  Hedging effects............................................
                                                                                            ------              ------
                  Net of hedging.............................................               $21.51              $27.39
                                                                                            ======              ======


                  Natural Gas/Mcf:
                  ----------------
                  Gross......................................................                $2.48              $ 4.53
                  Hedging effects............................................
                                                                                            ------              ------
                  Net of hedging.............................................                $2.48              $ 4.53
                                                                                            ======              ======

            Oil and Gas Production Expenses/Mcf Equivalent...................                $ .98              $ 1.59
                                                                                            ======              ======

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

      Depreciation, depletion and amortization decreased $319 or 9.2% from fiscal 2001 to fiscal 2002. This net decrease consists of a decrease of $43 in depreciation of equipment and furniture and fixtures from $122 to $79 and a $276 decrease in depletion of oil and gas properties from $3,348 to $3,072. For the year ended September 30, 2002, the depletion rate was $.92 per mcfe versus $.72 per mcfe for the year ended September 30, 2001. The increase in the depletion rate is indirectly attributable to the significant decreases in oil and gas prices that occurred between the two periods being compared. The reserve reports used to compute depletion rates are prepared annually as of September 30, the Company's fiscal year end. As a result of lower oil and gas prices at September 30, 2001 as compared to those at September 30, 2000, the Company's economic oil and gas reserves decreased significantly and the resultant cost per mcfe and depletion rate per mcfe increased significantly. The Company did not cause its reserves to be evaluated at September 30, 2002, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4 to the consolidated financial statements).

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
                                                                 ======

      The $1,295 gain recorded on the Delta sale is analyzed in Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K. The $311 loss on the sale of the unproved Romanian properties results from the Company's sale of its remaining interest in Romania. The Company had originally intended to participate in a wildcat well in the Black Sea but instead sold its interest before drilling commenced. The Company has been informed that such drilling subsequently resulted in a dry hole.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended September 30, 2003, the Company used $3,480 in operating activities. During the same period the Company invested $125 in Network and paid $1,321 for dividends to stockholders. At September 30, 2003, the Company had $10,615 of unrestricted cash, $18,139 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Delta on May 31, 2002 and its Romanian oil and gas concessions to the operator of those concessions in September 2002.

      At the present time the two most likely alternative courses of future action for the Company are liquidation and continuing to operate. As noted in previous public filings, the most likely course of action appears to be liquidation given the Company's lack of operating assets and the ever-increasing regulatory, legal, accounting and administrative costs of being a public company. The Company's Board of Directors has not, however, adopted a plan of liquidation given the lawsuit filed by ChevronTexaco. (See Note 4 to the consolidated financial statements.) The Company's general counsel, management and special counsel believe ChevronTexaco's claims are without merit and that ChevronTexaco is using the legal system to disrupt the Company's business activities and to coerce the Company to pay ChevronTexaco a settlement in order to allow the Company to liquidate or conduct future operations. The Company expects that it will incur significant legal costs to defend itself against ChevronTexaco's lawsuit. The Company's management and Board of Directors are continuously monitoring the legal situation. Since the Company's Board of Directors has discussed but not yet adopted a plan of liquidation, the future impacts of both liquidation and continuing operations are discussed below.

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

         b. Tax Risks - As a result of the Delta transaction, the Company received 9,566,000 shares of Delta's common stock in addition to the 382,289 shares of Delta common stock it previously owned. If Delta's stock price increases significantly before any distribution to stockholders, the Company could be subject to federal and state income tax at the corporate level on the interim appreciation of Delta's stock if the Company's remaining tax carryforwards are not sufficient to offset income taxes on such appreciation. Under such circumstances the tax treatment would be the same as if the Company had sold its Delta shares for their fair market value and then distributed the proceeds to its stockholders. Such could be the case if there are delays in making distributions to stockholders and Delta's stock price increases in the interim. Any resulting gain would essentially constitute phantom income to the Company since the Company would realize a taxable gain without receiving any related proceeds.

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

         d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade after the plan of liquidation is approved. In either case, stockholders would not be able to trade their stock. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company's stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim.

         e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investments in Penn Octane Corporation (1,343,600 shares) and Delta (9,948,289 shares). Although most of the Company's shares of Penn Octane are already registered, Penn Octane is a thinly capitalized company with small trading volumes and the Company may not be able to sell its Penn Octane stock for its listed market prices if the Company needs cash to distribute to its stockholders or to liquidate liabilities. In addition, the Company owns 45% of Network. Network is a private development stage limited liability company with no public market for its membership units. As a result, the Company expects that it would be difficult at the present time to sell its interest in Network if liquidation is required.

CONTINUING TO OPERATE

        If the Company does not liquidate but instead continues to operate, the Company would still be subject to several of the risks noted above, including litigation risk, the continuing public company administrative burden and the lack of liquidity. The Company estimates that its annual general and administrative costs, if it continues to exist as a public company, would be at least $700-$900, excluding litigation - related legal costs. In addition, the Company would lack operating assets and a business to operate. In addition, the Company may not be able to hire sufficient experienced staff to operate such assets, having severed most of its personnel in fiscal 2002. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. For example, few analysts believe it is possible to acquire oil and gas properties at favorable prices at the present time or in the near future given current high prices for oil and gas production and reserves. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Furthermore, the Company must be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities to avoid becoming subject to federal regulation under the Investment Company Act of 1940 ("Investment Act"). Although the Company and its general counsel do not believe the Company is an investment company within the meaning of the Investment Act, a future determination that the Company is subject to the Investment Act would result in even more significant regulatory compliance costs and obligations.

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

      Although the Company has reviewed and sought to acquire oil and gas assets during fiscal 2003, the Company has not been successful in such acquisitions. The prices paid by successful bidders has been higher than that the Company would be willing to pay. Nevertheless, since the resolution of the ChevronTexaco litigation appears more distant, the Company is increasing its effort to acquire oil and gas or other energy-related assets if such assets can be acquired on favorable terms.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company currently owns no oil or gas reserves and is thus no longer directly subject to market risks with respect to oil and gas prices.

      At September 30, 2003 and December 1, 2003, the Company owned 9,948,289 shares of Delta and 1,343,600 shares of Penn Octane. Penn Octane is a thinly traded public company with a small market capitalization. The stock price of Penn Octane has fluctuated significantly in the last three years and thus the Company's investment in Penn Octane remains subject to significant changes in the market prices of these stocks and limited liquidity.

INFLATION AND CHANGING PRICES

      The Company currently has no active business and thus does not expect inflation and changing prices to affect its future results of operations in a material manner.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. Amortization of goodwill for the years ended September 30, 2003 and 2002 was $0 and $9, respectively.

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

      Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company adopted SFAS No. 145 on October 1, 2003. The Company does not expect at this time that adoption of this statement will have a material effect on its future financial position or results of operations.

      Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. SFAS No. 146 has not had any impact on the Company's financial condition or results of operations to date and the Company does not presently expect SFAS No. 146 to have any affect on its future financial position or results of operations.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34" ("Interpretation No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The provisions of Interpretation No. 45 have not had an effect on the Company's financial position or results of operations to date and the Company does not presently expect Interpretation No. 45 to have a material effect on the Company's future financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interests Entities, an Interpretation of ARB No. 51" ("Interpretation No. 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The provisions of Interpretation No. 46 have not had an effect on the Company's financial position and results of operations to date, and the Company does not presently expect Interpretation No. 46 to have any effect on the Company's future financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ( "SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003 and SFAS No. 149 has not had any impact on the Company's financial position or results of operations to date and SFAS No. 149 is not presently expected to have any impact on the Company's future financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have a material impact on the Company's future financial position and results of operations.

CRITICAL ACCOUNTING POLICIES:

      The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

      The Company currently owns approximately 41% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $6,900 at May 31, 2002 and September 30, 2003. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

      At September 30, 2003, the Company had recorded net refining liabilities retained of $2,404. As noted in Item 3 to the this Form 10-K, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

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

Valuation Allowance for Deferred Income Tax Asset

      At September 30, 2003, the Company recorded a valuation allowance of $6,416, substantially offsetting its gross deferred tax asset of $7,431 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at September 30, 2003 based primarily on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits, including a complaint for environmental indemnification, for which the Company has recorded no liabilities except for $2,404 of net refining liabilities retained. The net deferred tax asset at September 30, 2003 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Investment in Network

      At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by May 9, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                   Page
                                                                                                               ------------

 CONSOLIDATED FINANCIAL STATEMENTS:

 Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001...............        24
 Consolidated Balance Sheets as of September 30, 2003 and 2002.............................................        25
 Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001...............        26
 Consolidated Statements of Stockholders' Equity  and Other Comprehensive Income for the Years
    Ended September 30, 2003, 2002 and 2001................................................................        28
 Notes to the Consolidated Financial Statements............................................................        29

 INDEPENDENT AUDITORS' REPORT..............................................................................        59

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                     Year Ended September 30,
                                                                           -----------------------------------------------
                                                                                2003             2002            2001
                                                                           ----------------  -------------  --------------

 Revenues:
     Oil and gas sales...............................................                          $    9,445      $   21,144
                                                                                               ----------      ----------
                                                                                                    9,445          21,144
                                                                                               ----------      ----------
 Expenses:
     Oil and gas production..........................................                               3,267           7,399
     General and administrative......................................           $    3,565          6,031           5,997
     Depreciation, depletion and amortization........................                   56          3,151           3,470
     Impairment of unproved Romanian properties......................                                               2,765
     Loss on sale of unproved Romanian properties....................                                 311
                                                                                ----------     ----------      ----------
                                                                                     3,621         12,760          19,631
                                                                                ----------     ----------      ----------

 Operating income (loss).............................................               (3,621)        (3,315)          1,513
                                                                                ----------     ----------      ----------

 Other income (expense):
  Gain on sale of oil and gas properties.............................                               1,295
  Interest income....................................................                  255            157             641
  Other income.......................................................                   17             16              42
  Impairment provision - marketable securities.......................                                (388)
  Impairment provision - investment in Network Energy
     LLC                                                                              (480)
  Decrease in fair value of option granted to Delta
     Petroleum Corporation                                                             432          2,250
  Equity in loss of Network Energy LLC...............................                  (20)          (176)            (99)
  Equity in income of Delta Petroleum Corporation....................                1,067           (598)
                                                                                ----------     ----------      ----------
                                                                                     1,271          2,556             584
                                                                                ----------     ----------      ----------

 Income (loss) before provision for (benefit of) income taxes........               (2,350)          (759)          2,097
                                                                                ----------     ----------      ----------

 Provision for (benefit of) income taxes:
     State...........................................................                  (10)            30              11
     Federal.........................................................                 (339)         1,055             370
                                                                                ----------     ----------      ----------
                                                                                      (349)         1,085             381
                                                                                ----------     ----------      ----------

 Net income (loss)...................................................          ($    2,001)       ($1,844)     $    1,716
                                                                                ==========     ==========      ==========

 Net income (loss) per share:
     Basic...........................................................          ($      .30)   ($      .28)     $      .26
                                                                                ==========     ==========      ==========
     Diluted.........................................................          ($      .30)   ($      .28)     $      .25
                                                                                ==========     ==========      ==========

 Weighted average number of common and potential dilutive common shares outstanding:
     Basic...........................................................            6,592,884      6,629,376       6,643,724
                                                                                ==========     ==========      ==========
     Diluted.........................................................            6,592,884      6,629,376       6,818,855
                                                                                ==========     ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                                    September 30,
                                                                                            ------------------------------
                                                                                                 2003           2002
                                                                                            --------------- --------------
                                          ASSETS
   Current assets:
       Cash and cash equivalents......................................................           $10,615       $ 15,539
       Restricted cash................................................................             4,285          4,230
       Accounts receivable............................................................               152            108
       Marketable securities..........................................................             4,088          3,046
       Prepaid expenses and other current assets......................................               112            197
       Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126
       Deferred income taxes..........................................................               648            429
                                                                                                 -------       --------
         Total current assets.........................................................            19,900         23,549
   Estimated realizable value of discontinued net refining assets.....................                              612
   Property, plant and equipment, net:
       Furniture, fixtures and equipment..............................................                65            153
   Investment in Network Energy LLC, net of impairment reserve of $354 at
       September 30, 2003.............................................................                              375
   Investment in Delta Petroleum Corporation..........................................            29,477         26,886
   Deferred income taxes..............................................................               366            366
                                                                                                 -------       --------
         Total assets.................................................................           $49,808       $ 51,941
                                                                                                 =======       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Dividend payable...............................................................             $ 330         $  330
       Accounts payable...............................................................               541            413
       Accrued expenses...............................................................               241            563
       Accrued taxes on appreciation of marketable securities.........................               649            274
       Fair value of options granted to Delta Petroleum Corporation...................                              432
                                                                                                 -------       --------
         Total current liabilities....................................................             1,761          2,012
   Net refining liabilities retained..................................................             2,404          3,016
   Long-term liabilities..............................................................                               11
                                                                                                 -------       --------
         Total liabilities............................................................             4,165          5,039
                                                                                                 -------       --------
   Commitments and contingencies......................................................
   Stockholders' equity:
       Series B participating preferred stock; par value - $1.00;
         10,000,000 shares authorized; no shares issued
       Common stock; par value - $0.50; 25,000,000 shares authorized;
         11,503,904 shares issued at September 30, 2003 and 2002......................             5,752          5,752
       Additional paid-in capital.....................................................            68,532         67,365
       Accumulated other comprehensive income, net of taxes...........................             1,383            487
       Retained earnings..............................................................            36,643         39,965
                                                                                                 -------       --------
                                                                                                 112,310        113,569
       Treasury stock at cost - 4,911,020 shares at September 30, 2003 and 2002.......           (66,667)       (66,667)
                                                                                                 -------       --------
         Total stockholders' equity...................................................            45,643         46,902
                                                                                                 -------       --------
         Total liabilities and stockholders' equity...................................           $49,808       $ 51,941
                                                                                                 =======       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ("$000's" Omitted Except Share and Per Share Amounts)

                                                                                             Year Ended September 30,
                                                                                      -------------------------------------------
                                                                                           2003          2002          2001
                                                                                      -------------- ------------- --------------
Cash flows from operating activities:
 Net income (loss).............................................................           ($2,001)      ($1,844)       $ 1,716
                                                                                           ------        ------        -------
 Adjustments to reconcile net income (loss) to cash provided by (used in)
    operating activities:
    Depreciation, depletion and amortization...................................                56         3,151          3,470
    Write offs - property, plant and equipment.................................                32
    Decrease in fair value of option granted to Delta Petroleum Corporation....              (432)       (2,250)
    Impairment of foreign unproved properties..................................                                          2,765
    Deferred income tax expense (benefit)......................................              (349)        1,085            377
    Gain on sale of domestic oil and gas properties............................                          (1,295)
    Loss on sale of unproved Romanian properties...............................                             311
    Impairment of investment in Network Energy LLC.............................               480
    Impairment of marketable securities........................................                             388
    Equity in (income) loss of Network Energy LLC..............................                20           176             99
    Equity in (income) loss of Delta Petroleum Corporation.....................            (1,067)          598
    Changes in assets and liabilities:
       (Increase) decrease in restricted cash..................................               (55)       (3,860)         1,372
       (Increase) decrease in accounts receivable..............................               (44)        2,678            971
       (Increase) decrease in prepaid expenses and other current assets........                85            80            (26)
       Increase (decrease) in accounts payable.................................               128        (3,130)         1,110
       Increase (decrease) in accrued expenses.................................              (322)          271             27
       Increase in other long-term liabilities.................................               (11)            2              3
                                                                                           ------        ------        -------
          Total adjustments....................................................            (1,479)       (1,795)        10,168
                                                                                           ------        ------        -------
          Net cash flow provided by (used in) operating activities.............            (3,480)       (3,639)        11,884
                                                                                           ------        ------        -------
Cash flows from investment activities:
 Investment in marketable securities...........................................                                            (34)
 Proceeds from sale of oil and gas assets......................................                          15,478             48
 Investment in other oil and gas properties....................................                            (810)       (15,449)
 Investment in Network Energy LLC..............................................              (125)         (150)          (150)
 Purchase of furniture, fixtures and equipment.................................                              (7)           (82)
 Other.........................................................................                 2
                                                                                           ------        ------        -------
          Net cash provided by (used in) investing activities..................              (123)       14,511        (15,667)
                                                                                           ------        ------        -------

                            (continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("$000's" Omitted)
                         (continued from previous page)

                                                                                            Year Ended September 30,
                                                                                    ------------------------------------------
                                                                                         2003          2002         2001
                                                                                    -------------- ------------ --------------
Cash flows from financing activities:
 Acquisition of treasury stock ................................................                           (161)          (572)
 Dividends paid to stockholders ...............................................            (1,321)      (1,016)        (1,326)
                                                                                          -------      -------        -------
       Net cash provided by (used in) financing activities.....................            (1,321)      (1,177)        (1,898)
                                                                                          -------      -------        -------
Net increase (decrease) in cash and cash equivalents...........................            (4,924)       9,695         (5,681)
Cash and cash equivalents - beginning of period................................            15,539        5,844         11,525
                                                                                          -------      -------        -------
Cash and cash equivalents - end of period......................................           $10,615      $15,539        $ 5,844
                                                                                          =======      =======        =======

Supplemental disclosures of cash flow information are as follows:
 Cash paid during the period:
   Income taxes................................................................           $    13                     $    11
                                                                                          =======                     =======

 Accrued dividends.............................................................           $   330      $   330        $   331
                                                                                          =======      =======        =======
 Conversion of Penn Octane Corporation note and accrued interest receivable
    to marketable securities...................................................                                       $   521
                                                                                                                      =======
 Unrealized gain (loss) on investment in available-for-sale marketable
     securities................................................................           $   666     ($ 1,113)      ($ 3,071)
                                                                                          =======      =======        =======
 Exchange of oil and gas properties for Delta Petroleum Corporation
    common stock...............................................................                        $26,952
                                                                                                       =======
 Estimated value of Delta option to repurchase 3,188,667 Delta shares..........                        $ 2,682
                                                                                                       =======
 Issuance of additional equity by Delta Petroleum Corporation and
    option expense credited directly to Paid-In-Capital by Delta...............           $ 1,167
                                                                                          =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000's" Omitted Except Per Share Amounts)

                                                           Years Ended September 30, 2003, 2002 and 2001
                                --------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                   Common Stock      Additional                    Other                   Treasury Stock
                                --------------------   Paid-In   Comprehensive Comprehensive   Retained   ------------------
                                  Shares    Amount     Capital      Income      Income (Loss)  Earnings   Shares    Amount    Total
                                ---------- --------- ---------- --------------- ------------- ---------- --------- --------- ------

Balance -October 1, 2000.....   11,503,904   $5,752   $ 67,365                       $4,671    $42,422  4,791,020 ($65,934) $54,276

Stock acquired...............                                                                              80,000     (572)    (572)
Dividends declared ($.20 per
 share)......................                                                                   (1,322)                      (1,322)
Comprehensive income:
  Net income.................                                          $1,716                    1,716                        1,716
  Other comprehensive income
  (loss):
     Unrealized gain (loss) on
      marketable securities,
      net of $1,728 tax benefit                                        (3,071)       (3,071)                                 (3,071)
                                                                      --------
                                                                      ($1,355)
                                ----------   ------    -------        ========       ------    -------  --------- --------  -------
Balance - September 30, 2001.   11,503,904    5,752     67,365                        1,600     42,816  4,871,020  (66,506)  51,027

Stock acquired...............                                                                              40,000     (161)    (161)
Dividends declared ($.15 per
 share)......................                                                                   (1,007)                      (1,007)
Comprehensive income (loss):
  Net income (loss)..........                                         ($1,844)                  (1,844)                      (1,844)
  Other comprehensive income
  (loss):
     Unrealized gain (loss) on
      marketable securities,
      net of $626 tax benefit                                          (1,113)      (1,113)                                  (1,113)
                                                                      -------
                                                                       $2,957
                                ----------   ------    -------        ========       ------    -------  --------- --------  -------
Balance - September 30, 2002.   11,503,904    5,752     67,365                          487     39,965  4,911,020  (66,667)  46,902

Issuance of additional stock by
 Delta Petroleum Corporation...                          1,167                                                                1,167
Dividends declared ($.20 per
 share)......................                                                                   (1,321)                      (1,321)
Comprehensive income (loss):
  Net income (loss)..........                                         ($2,001)                  (2,001)                      (2,001)
  Other comprehensive income
  (loss):
    Unrealized gain (loss) on
     marketable securities,
     net of $375 of income
     taxes..................                                              666           666                                     666
    Equity in other comprehensive
     income (loss) of Delta
     Petroleum Corporation, net
     of $129 tax benefit.......                                           230           230                                     230
                                                                      -------
                                                                      ($1,105)
                                ----------   ------    -------        =======        ------    -------  ---------  -------  -------
Balance - September 30, 2003    11,503,904   $5,752    $68,532                       $1,383    $36,643  4,911,020 ($66,667) $45,643
                                ==========   ======    =======                       ======    =======  =========  =======  =======



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

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mr. Joseph L. Castle II, Chairman of the Board and Chief Executive Officer, and his wife owned approximately twenty-three percent (23%) of the Company's outstanding common stock at September 30, 2003 and December 1, 2003.

        Exploration and Production

        From inception until May 31, 2002, the Company was engaged in the exploration and production segment of the energy business. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public exploration and production company engaged in exploration and production ("Delta"). On September 6, 2002, a subsidiary of the Company sold all of its interests in oil and gas concessions in Romania to the operator of the Romanian concessions. As a result of these sales, the Company does not directly own any operating assets and is not currently directly engaged in any active business. Nevertheless, as the result of its 41% ownership of Delta, the Company is still indirectly involved in the exploration and production business - see Note 4.

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

        Refining

        IRLP

        The Company indirectly entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by one of the Company's subsidiaries, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, IRLP sold the Indian Refinery assets to American Western Refining, L.P. ("American Western"). American Western subsequently filed for bankruptcy and sold the Indian Refinery to an outside party which has substantially dismantled it. American Western subsequently filed a Plan of Liquidation. In April 2003, American Western's Plan of Liquidation was confirmed by the bankruptcy court and IRLP subsequently received $599 which it is distributing to its creditors.

        In August 2002, ChevronTexaco sued the Company and two of its inactive subsidiaries, including IRLP, concerning environmental liabilities related to the Indian Refinery (see Note 12).

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        As a result of the transactions with American Western, Kenyen and EMC, the Company's refining subsidiaries disposed of their interests in the refining business. The results of refining operations were shown as discontinued operations in the Consolidated Statement of Operations for the year ended September 30, 1995 and retroactively. Discontinued refining operations have not impacted operations since fiscal 1995. Amounts on the consolidated balance sheet reflect the remaining liabilities from discontinued refining operations. Such amounts remain on the consolidated balance sheet pending final resolution.

        Network Energy LLC

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Network Energy LLC ("Network") for $500. Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers. In March 2002, the Company invested an additional $150 in Network's equity and made a $125 loan to Network, increasing its interest to 45%. In March 2003, the Company recorded a $480 impairment reserve with respect to its investment in and loan to Network, reducing the value of same to zero. Network is a start up company and which has not yet earned any revenue.

        Future of the Company

        After the sale of all of the Company's domestic oil and gas properties to Delta, the Company's management and Board of Directors were leaning toward liquidation of the Company and distribution of the Company's assets to its stockholders. Such liquidation has been suspended as a result of the lawsuit filed against the Company by ChevronTexaco (see Note 12). As a result of this lawsuit, the Company has sought acquisitions in the energy industry but has not yet completed any such acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General

        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 2003, 2002 and 2001 - during which time the Company and its subsidiaries operated only in the exploration and production segment of the energy business. References should be made to Forms 10-K for prior periods for summaries of accounting principles applicable to the Company's discontinued refining operations and the Company's previous natural gas marketing business.

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

        Furniture, Fixtures and Equipment

        Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over four to five years. Such periods are the estimated useful lives of such furniture, fixtures and equipment.

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

        Contingent environmental liabilities are recorded at their estimated settlement values, including estimated legal costs to contest such liabilities.

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


        Hedging Activities

        The Company has not used hedges during the periods reported.

        Gas Balancing

        Gas balancing activities have been immaterial during the periods reported.

        Investments In Network and Delta

        The Company's investments in Network and Delta (the Company owned 45% of Network and approximately 41% of Delta at September 30, 2003) are recorded on the equity method. Under this method, the Company records its share of Network's and Delta's income or loss and other comprehensive income (loss) with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as reductions in the carrying value of the Company's investment. If Network or Delta issues additional equity at prices different than that of the Company's investment, the Company records such difference as a charge or credit to the Company's investment with the offsetting entry to "Paid-In-Capital."

        The Company's investment in Network exceeded the fair value of the Company's share of Network's assets. Such excess was allocated to goodwill and amortized on a straight-line method over forty (40) years until September 30, 2002. Commencing October 1, 2002, amortization of goodwill was replaced with periodic tests for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"). Per SFAS No. 142 the Company was required to perform a transitional impairment test by March 31, 2003 (See Note 7).

        The Company's investment in Delta exceeded the Company's proportional share of Delta's equity. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The ownership interests are considered an intangible asset and the Company is required to evaluate the recoverability of such asset periodically and write them off or reduce them to the extent they are not deemed recoverable. (See Note 8.)

        If Delta incurs significant recurring losses in the future and/or the market value of either of its stock declines significantly, the Company's investments may be impaired and the Company will then be required to recognize such impairment.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109 "). SFAS No. 109 is an accounting approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS 109 also requires that deferred tax assets, if any, be reduced by a valuation allowance based upon whether realization of such deferred tax asset is or is not more likely than not. (See Note 17)

        Derivative Instruments

         Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments" (SFAS No. 138), an amendment of SFAS No. 133, was issued. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS No. 133 effective October 1, 2000. In May 2002, the Company assigned to Delta an option to acquire 3,188,667 of its shares held by the Company for $4.50/share until May 31, 2003. Pursuant to SFAS No. 133, the Company accounted for changes in the value of this option by recording gains or losses, as applicable, in its Statement of Operations until the option expired unexercised on May 31, 2003.

        Reclassifications

       Certain reclassifications have been made to make the periods presented comparable.

       Use of Estimates

       The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued in July 2001. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 be accounted for under the purchase method of accounting and that certain acquired intangible assets in a business combination be recognized and reported as assets apart from goodwill. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill's impairment at least annually in accordance with the provisions of SFAS No. 142 and that intangible assets other than goodwill be amortized over their useful lives. The Company adopted SFAS No. 141 in July 2001 and adopted SFAS No. 142 on October 1, 2002. Amortization of goodwill for the years ended September 30, 2003 and 2002 was $0 and $8, respectively.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective October 1, 2002. The Company's adoption of this statement has not had any effect on its financial position or results of operations and the Company does not anticipate that adoption of this statement will have any future effect on its financial position or results of operations.

       Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company adopted SFAS No. 145 on October 1, 2003. The Company does not expect at this time that adoption of this statement will have a material effect on its future financial position or results of operations.

       Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 has not had any impact on the Company's financial condition or results of operations to date and the Company does not presently expect SFAS No. 146 to have any affect on its future financial position or results of operations.

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

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34" ("Interpretation No. 45"). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The provisions of Interpretation No. 45 have not had an effect on the Company's financial position or results of operations to date and the Company does not presently expect Interpretation No. 45 to have a material effect on the Company's future financial position or results of operations.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


       In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("Interpretation No. 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The provisions of Interpretation No. 46 have not had an effect on the Company's financial position or results of operations to date and the Company does not presently expect Interpretation No. 46 to have any effect on the Company's future financial position or results of operations.

       In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). "SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. SFAS No. 149 has not had any impact on the Company's financial position or results of operations to date and SFAS No. 149 is not presently expected to have any impact on future financial position or results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on June 15, 2003. SFAS No. 150 has not had any impact on the Company's financial position or results of operations to date and is not presently expected to have a material impact on the Company's future financial condition and results of operations.

NOTE 3 - DISCONTINUED REFINING OPERATIONS

       Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 2000 to September 30, 2003 is as follows:

                                                                                   Estimated
                                                                               Realizable Value
                                                                                of Discontinued           Net Refining
                                                                             Net Refining Assets      Liabilities Retained
                                                                            ------------------------ -----------------------
      Balance - October 1, 2000.........................................               $800                  $3,204
      Cash transactions.................................................                                        (80)
      Adjustment of vendor liabilities..................................                                         80
      Adjustments resulting from American Western's Plan of
              Liquidation...............................................               (188)                   (188)
                                                                                       ----                  ------
      Balance - October 1, 2001.........................................                612                   3,016
      Adjustment of liabilities.........................................                                       (106)
      Cash transactions.................................................                                        106
                                                                                       ----                  ------
      Balance - September 20, 2002......................................                612                   3,016
      Adjustment of liabilities.........................................                (13)                   (151)
      Cash transactions.................................................               (599)                   (461)
                                                                                       ----                  ------
      Balance - September 20, 2003......................................               $  0                  $2,404
                                                                                       ====                  ======

        As of September 30, 2003, the estimated value of net refining liabilities retained consisted of net vendor liabilities of $1,031 and accrued costs related to discontinued refining operations of $1,831, offset by cash of $458.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and transactions consummated by American Western and IRLP subsequently with others and includes management's best estimates of the amounts expected to be realized upon the complete disposal of the refining segment. "Net refining liabilities retained" includes management's best estimate of amounts expected to be paid and amounts expected to be realized upon the settlement of this net liability. The actual amounts the Company ultimately realizes or pays could differ materially from such estimated amounts.

        See Note 12.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS


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


        On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a definitive purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236 cash plus 9,566,000 shares of Delta's common stock. The $18,236 cash represented a $20,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. It did not include an estimated $2,564 of net production revenue (oil and gas sales less oil and gas production expenses) applicable to production subsequent to October 1, 2001 that the Company did not receive but has been or will be received by Delta. In September 2002, the Company paid Delta an additional $194, as the final purchase price adjustment, resulting in net cash proceeds of $18,042. Pursuant to the governing purchase and sale agreement, the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares at $4.50/share for a period of one year after closing. That option was valued at $2,682 at May 31, 2002 using the Black Scholes method. The Delta stock received by the Company was valued at $26,952 based upon an evaluation by an independent appraiser, excluding the value of the option granted to Delta. The value of the 9,566,000 shares of Delta stock was based upon a share price of $4.025, the average price on the closing date, May 31, 2002, discounted by 30%. The Company believes that the 30% discount to the traded price is reasonable due to the illiquidity of Delta's stock and other factors. As a result of the sale, the Company owned approximately 44% of Delta, which was accounted for under the equity method effective May 31, 2002.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)



        For book purposes the Company recorded a gain on the sale of its domestic oil and gas properties to Delta of $1,295 as follows:

         Proceeds received
            Cash price at October 1, 2001, effective date........................            $20,000
            Cash flow received by the Company October 1, 2001-May 31 2002........             (1,764)
            Final purchase price adjustment......................................               (194)
            Estimated production revenue earned by the Company October 1,
               2001 to May 31, 2002 but received by or to be received by Delta...             (2,564)
                                                                                             -------
                                                                                                               15,478
            Value of Delta stock received per appraisal (9,566,000 shares x
               $2.8175/share)....................................................                              26,952
                                                                                                              -------
                                                                                                               42,430
         Net book value of assets sold:
            Oil and gas properties...............................................                             (37,388)
            Pipeline.............................................................                                 (48)
                                                                                                              -------
         Gross gain on sale......................................................                               4,994
         Estimated value of Delta option to repurchase 3,188,667 shares..........                              (2,682)
                                                                                                              -------
         Net gain on sale........................................................                               2,312
         Portion of gain deferred (approximately 44%)............................                              (1,017)
                                                                                                              -------
         Net gain recorded.......................................................                             $ 1,295
                                                                                                              =======

        Under generally accepted accounting principles, the Company's gross gain on the sale is reduced by the fair value of Delta's option, which was computed using the Black Scholes method. In addition, a portion of the net gain on the sale, equal to the Company's ownership interest in Delta after the transaction, was deferred and offset against the Company's investment in Delta in accordance with generally accepted accounting principles in the United States. The Company's investment in Delta at May 31, 2002, the closing date, was as follows:

      Book value of the Company's initial investment in Delta (382,289 shares) prior
         to May 31, 2002................................................................                       $1,733
      Reduction of initial investment to market value upon conversion to equity
         method of accounting...........................................................                         (184)
      "Catch up" adjustment necessary to convert the Company's initial
         investment in Delta to the equity method retroactively.........................                         (165)
      Value of Delta stock received in Delta transaction (9,566,000 shares).............                       26,952
      Portion of gain deferred (approximately 44%)......................................                       (1,017)
                                                                                                              -------
                                                                                                              $27,319
                                                                                                              =======

       Prior to May 31, 2002, the Company owned 382,289 shares of Delta, which represented approximately 3.4% of Delta. At May 31, 2002, the Company was required to account for its initial investments under the equity method.

       Under generally accepted accounting principles in the United States an adjustment was first made to reduce the Company's cost of Delta's stock to its market value before such market value was added to the Company's equity investment in Delta. Next, an adjustment was made to record the Company's share of Delta's net income (loss) under the equity method retroactively ("catch up" adjustment).

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

       See Note 8.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                                      September 30,
                                                                                              -----------------------------
                                                                                                   2003          2002
                                                                                              -------------- --------------

     Funds supporting letters of credit issued for operating bonds.......................          $ 210          $ 210
     Funds supporting bond posted for Long Trusts Lawsuit, including accrued
        interest of $189 and $134 of September 30, 2003 and 2002, respectively...........          4,075          4,020
                                                                                                  ------         ------
                                                                                                  $4,285         $4,230
                                                                                                  ======         ======

        The funds supporting letters of credit issued for operating bonds are being replaced by Delta and it is expected that these funds will no longer be restricted by March 31, 2004.

        See Note 13 concerning the funds supporting the bond posted for the Long Trusts Lawsuits.

NOTE 6 - MARKETABLE SECURITIES

        The Company's investment in marketable securities consists of common shares of Penn Octane Corporation, a public company that sells liquid propane gas into Mexico ("Penn Octane"), and ChevronTexaco Corporation ("ChevronTexaco"). The Company's investments in Penn Octane and ChevronTexaco common stocks and options to buy Penn Octane common stock were as follows:

                                                                        Common Stock
                                                            ------------------------------------
                                                               Penn Octane        ChevronTexaco    Total
                                                            --------------- -------------------- -----------
      September 30, 2003:
        Cost..........................................              $2,271             $14           $2,285
        Unrealized gain (loss)........................               1,804              (1)           1,803
                                                                    ------             ---           ------
        Book value (market value).....................              $4,075             $13           $4,088
                                                                    ======             ===           ======

      September 30, 2002:
        Cost..........................................              $2,271             $14           $2,285
        Unrealized gain...............................                 763              (2)             761
                                                                    ------             ---           ------
        Book value (market value).....................              $3,034             $12           $3,046
                                                                    ======             ===           ======

        The fair market values of Penn Octane and ChevronTexaco common stocks were based on one hundred percent (100%) of the closing price on the last trading day in the Company's fiscal year.

        At September 30, 2003 and 2002, the fair market values of the Penn Octane shares include $45 and $38, respectively, related to options to acquire Penn Octane common stock held by the Company. The value of such options was computed using the Black-Scholes method (see Note 16).

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        The Company owned 1,343,600 shares of Penn Octane and 177 shares of ChevronTexaco at September 30, 2003. Of these, 1,067,667 shares of Penn Octane and the 177 shares of ChevronTexaco were registered. The remaining Penn Octane shares are either in the process of being registered or the Company has registration rights with respect to such shares. At September 30, 2003, the Company also owned options to purchase 74,067 common shares of Penn Octane common stock at $2.50 per share. These options expire on December 15, 2003.

NOTE 7 - INVESTMENT IN NETWORKED ENERGY LLC/ NOTE RECEIVABLE DUE FROM NETWORK ENERGY LLC


        The Company accounts for its investment in Network using the equity method of accounting (see Note 2). In fiscal 2002 the Company invested an additional $150 in Network Equity, increasing its ownership from 35% to 45%. In addition, the Company loaned Network $125 in fiscal 2003. The Company's investment in Network and its percentage ownership of Network's membership interests were as follows:

                                                                                                  September 30,
                                                                                       ---------------------------------
                                                                                              2003              2002
                                                                                       ------------------  -------------

      Investment in Network's Equity........................................            $650                       $650
      Note receivable - Network.............................................                        $125
      Accumulated amortization of goodwill..................................             (23)                       (19)
      Accumulated share of Network's losses.................................            (273)                      (256)
      Impairment provision..................................................            (354)
      Accrued interest receivable...........................................                           1
      Allowance for doubtful account........................................                        (126)
                                                                                        ----        ----           ----
                                                                                                                   $375
                                                                                        ====        ====           ====

        The components of the Company's equity in Network losses are as follows:

                                                                                          Year Ended September 30,
                                                                                ------------------------------------------
                                                                                       2003         2002          2001
                                                                                --------------- ------------ -------------

         Share of Network's losses, excluding amortization of goodwill.....             $20         $167           $90
         Amortization of goodwill..........................................                            9             9
                                                                                        ---         ----           ---
                                                                                        $20         $176           $99
                                                                                        ===         ====           ===

        The Company recorded a $354 impairment provision on its investment in Network's equity and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003 because Network had not obtained any contracts for the services its offers. For the period from April 1, 2003 to September 30, 2003, Network recorded a loss of $13, no portion of which was recorded by the Company.

        Network's membership units are held by the Company and one other member who owns 55% of Network. The membership interests are not publicly traded.

        See Notes 1 and 2.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 8 - INVESTMENT IN DELTA PETROLEUM CORPORATION

        Changes in the Company's investment in Delta were as follows:

                                                                                            Year Ended September 30,
                                                                                          ------------------------------
                                                                                               2003            2002
                                                                                          --------------- --------------

      Investment - beginning of period...............................................            $26,886
      Investment during the period...................................................                           $27,319
      Share of Delta's income (losses)...............................................              1,067           (433)
      Share of Delta's other comprehensive income (loss).............................                359
      Issuance of additional Delta shares to outsiders at a price different than
         the Company's book value....................................................              1,074
      Share of option expense credited to Delta's paid-in capital                                     91
                                                                                                 -------       -------
      Investment - end of period.....................................................            $29,477       $26,886
                                                                                                 =======       =======

        The Company currently accounts for its investment in Delta using the equity method of accounting. Prior to June 1, 2002, the Company accounted for its interest in Delta as available for sale securities. At September 30, 2003, the Company owned approximately 41% of Delta's common stock, consisting of 9,948,289 shares. Prior to June 1, 2002, the Company owned approximately 3.4% of Delta.

        The difference between the Company's investment in Delta and its proportional share of Delta's equity was approximately $6,900 at May 31, 2002 and September 30, 2003. The Company has allocated the excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from Delta's offshore California oil and gas leases.

        See Notes 2 and 4.

        Condensed financial information concerning Delta is as follows:

                                                                                                    September 30,
                                                                                            -------------------------------
                                                                                                 2003           2002
                                                                                            -------------- ----------------

                                Condensed Balance Sheets                                             (Unaudited)

                                         Assets

      Current assets...................................................................          $  7,456         $  8,392
      Oil and gas properties, net......................................................            93,198           66,147
      Other assets.....................................................................               195              432
                                                                                                 --------          -------
                                                                                                 $100,849          $74,971
                                                                                                 ========          =======
                          Liabilities and Stockholders' Equity

      Current liabilities, including current portion of long-term debt.................           $18,029           $7,085
      Long-term liabilities............................................................            27,555           23,584
      Shareholder's equity.............................................................            55,265           44,302
                                                                                                 --------          -------
                                                                                                 $100,849          $74,971
                                                                                                 ========          =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


                                                                                                 For the Year Ended
                                                                                                   September 30,
                                                                                            -------------------------------
                                                                                                 2003           2002
                                                                                            -------------- ----------------
                                                                                                     (Unaudited)
                           Condensed Statements of Operations

   Revenue:
        Oil and gas sales..............................................................         $27,850          $11,172
        Other..........................................................................          (2,074)             243
                                                                                                -------          -------
                                                                                                 25,776           11,415
                                                                                                -------          -------
   Expense:
        Lease operating expenses.......................................................           9,579            5,877
        General and administrative.....................................................           5,368            3,833
        Depreciation, depletion and amortization.......................................           5,797            4,239
        Other..........................................................................             800            1,998
                                                                                                -------          -------
                                                                                                 21,544           15,947
                                                                                                -------          -------
   Other income (loss).................................................................          (1,728)          (1,360)
                                                                                                -------          -------
   Income (loss) before taxes..........................................................           2,504           (5,892)
   Income taxes........................................................................
                                                                                                -------          -------
   Net income (loss)...................................................................         $ 2,504         ($ 5,892)
                                                                                                =======          =======

        The above condensed financial information has been compiled using Delta's audited financial statements for the years ended June 30, 2003 and 2002 and its unaudited quarterly financial statements for the quarters ended September 30, 2001, 2002 and 2003.

        Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At September 30, 2003, the closing price of Delta's common stock was $5.15.

        At September 30, 2003, there were 5,631,987 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at September 30, 2003, the Company's percentage ownership of Delta would decrease to approximately 33%.

NOTE 9 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                                                                      September 30,
                                                                                            -------------------------------
                                                                                                 2003           2002
                                                                                            -------------- ----------------
        Cost:
             Furniture and fixtures....................................................           $668             $700
             Automobiles and trucks....................................................            269              269
                                                                                                  ----             ----
                                                                                                   937              969
        Accumulated depreciation.......................................................           (872)            (816)
                                                                                                  ----             ----
                                                                                                  $ 65             $153
                                                                                                  ====             ====

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)



NOTE 10 - OIL AND GAS PROPERTIES (Unaudited)

        The Company sold all of its domestic oil and gas properties to Delta on May 31, 2002 and sold all of its oil and gas interests in Romania to the operator of the Romanian concession on September 6, 2002 (see Note 4) and thus had no oil and gas properties at September 30, 2003. As required by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities," ("SFAS No. 69") the Company has presented its interest in Delta's results of operations from oil and gas operations.

        The Company's 41% interest in Delta's net capitalized costs at September 30, 2003 was $38,211 (unaudited).

        Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                   Year Ended September 30,
                                          -----------------------------------------------------------------------------
                                                            2002                                  2001
                                          -------------------------------------- --------------------------------------
                                            United                                 United
                                            States        Romania      Total       States       Romania       Total
                                          ------------- ------------ ----------- ------------ ------------ ------------
        Acquisition of properties:
              Proved properties......                                              $10,002                   $10,002
              Unproved properties....           $154         $221        $375          346                       346
        Exploration..................                                                1,560       $1,428        2,988
        Development..................            434                      434        2,113                     2,113
                                                ----         ----        ----      -------       ------      -------
                                                $588         $221        $809      $14,021       $1,428      $15,449
                                                ====         ====        ====      =======       ======      =======

        No capital costs were incurred by the Company for the year ended September 30, 2003.

        For the years ended September 30, 2003 2002 and 2001 the Company incurred development costs related to booked proved undeveloped reserves of $0, $434, and $773, respectively.

        The Company's 41% interest in Delta's costs of property acquisition, exploration and development are as follows:

                                                                  Year Ended September 30,
                                          -----------------------------------------------------------------------------
                                                      2003                                   2002
                                          -------------------------------------- --------------------------------------
                                            Onshore      Offshore      Total       Onshore     Offshore       Total
                                          ------------- ------------ ----------- ------------ ------------ ------------
        Acquisition of properties:
           Proved properties..........          $4,421                   $4,421      $16,848                   $16,848
           Unproved properties........             285         $181         466        4,011        $ 160        4,171
        Exploration...................              58                       58           48           21           69
        Development...................           2,112          404       2,516          434          527          961
                                                ------         ----      ------      -------        -----      -------
                                                $6,876         $585      $7,461      $21,341        $ 708      $22,049
                                                ======         ====      ======      =======        =====      =======

        All of Delta's offshore properties are located in offshore California.

        The Company's 41% interest in Delta's historical capital costs incurred in oil and gas activities is presented for annual periods ending June 30 because this is Delta's fiscal year end.

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                                                                Year Ended September 30,
                                                                                            -------------------------------
                                                                                                 2002            2001
                                                                                            --------------- ---------------
       Revenues:
         Crude oil, condensate, natural gas liquids and natural gas sales..............           $9,445         $21,144
                                                                                                 -------         -------
       Costs and expenses:
         Production costs..............................................................           $3,267          $7,399
         Depreciation, depletion and amortization......................................            3,072           3,348
         Impairment of foreign unproved properties.....................................                            2,765
                                                                                                 -------         -------
         Total costs and expenses......................................................            6,339          13,512
                                                                                                 -------         -------
       Income tax provision (benefit)..................................................            3,313           1,387
                                                                                                 -------         -------
       Income (loss) from oil and gas producing activities.............................          ($  207)        $ 6,245
                                                                                                 =======         =======

        The income tax provision was computed at the effective tax rate for the related fiscal year.

        The Company had no oil and gas producing activities for the year ended September 30, 2003.

        The Company's 41% interest in Delta's historical results of operations, excluding corporate overhead and interest expense, from oil and gas producing activities are as follows:

                                                                                                   Year Ended June 30
                                                                                             ------------------------------
                                                                                                  2003           2002
                                                                                             --------------- --------------
      Income (loss) from oil and gas producing activities...............................          $4,241         ($673)
                                                                                                  ======         =====

        The Company's 41% interest in Delta's historical results of operations is presented for annual periods ended June 30 because this is Delta's fiscal year end.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                               Year Ended September 30,
                                                                                            -------------------------------
                                                                                                  2002           2001
                                                                                            ---------------- --------------
        Depletion rate per equivalent MCF of natural gas...............................           $0.92            $0.72
                                                                                                  =====            =====

        No depletion was incurred for the fiscal year ended September 30, 2003 because the Company did not directly own any oil and gas properties.

        The increase in the depletion rate in fiscal 2002 resulted primarily because the Company's reserves decreased significantly as a result of lower oil and gas prices at September 30, 2001. The decrease in reserve quantities without a similar decrease in related costs resulted in a higher depletion rate. The decreased reserves affected only the last quarter of fiscal 2001 but affected the first three quarters of fiscal 2002. Since the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002, the Company did not incur depletion costs for the last quarter of fiscal 2002 and did not have any oil and gas reserves to be evaluated at September 30, 2002. In addition, in fiscal 2001, the Company acquired significant East Texas reserves at a higher cost per mcfe than the cost for the Company's existing reserves at the time of the acquisition.

        See Note 4.

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

      Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                                         ("000's" Omitted)
                                                                           -------------------------------------------------
                                                                                 Oil (BBLS)             Natural Gas (MCF)
                                                                           ------------------------ ------------------------
    Proved developed and undeveloped reserves:
          As of October 1, 2000........................................                4,735                   44,303
              Acquisitions.............................................                  266                   10,183
              Revisions of previous estimates..........................               (1,730)                 (20,711)
              Production...............................................                 (262)                  (3,083)
                                                                                      ------                   ------
          As of September 30, 2001.....................................                3,009                   30,692
              Production...............................................                 (179)                  (2,160)
              Divestitures.............................................               (2,830)                 (28,532)
                                                                                      ------                   ------
          As of September 30, 2002 and 2003............................
                                                                                      ======                   ======
    Proved developed reserves:
          September 30, 2000...........................................                2,963                   35,815
                                                                                      ======                   ======
          September 30, 2001...........................................                1,890                   26,480
                                                                                      ======                   ======
          September 30, 2002 and 2003..................................
                                                                                      ======                   ======

    Company's 41% interest in reserves of Delta (proved
       developed and undeveloped reserves).............................
          June 30, 2003................................................               22,632                    2,357
                                                                                      ======                   ======

        The Company did not directly own any oil and gas properties at September 30, 2003 having sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4).

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

        The following is a standardized measure of discounted future net cash flows and changes therein relating to estimated proved oil and gas reserves, as prescribed in SFAS No. 69. The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas properties. An estimate of fair value would also take into account, among other factors, the likelihood of future recoveries of oil and gas in excess of proved reserves, anticipated future changes in prices of oil and gas and related development and production costs, a discount factor based on market interest rates in effect at the date of valuation and the risks inherent in reserve estimates:

                                                                                                              September 30,
                                                                                                                  2001
                                                                                                            ------------------
        Future cash inflows...........................................................................           $130,289
        Future production costs.......................................................................            (41,193)
        Future development costs......................................................................             (8,585)
        Future income tax expense.....................................................................            (10,892)
                                                                                                                 --------
        Future net cash flows.........................................................................             69,619
        Discount factor of 10% for estimated timing of future cash flows..............................            (33,599)
                                                                                                                 --------
        Standardized measure of discounted future cash flows..........................................            $36,020
                                                                                                                 ========

        No standardized measure of discounted future cash flows existed at September 30, 2003 or 2002 because the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4).

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense were computed at the blended rate (Federal and state combined) of 36%.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                    September 30,
                                                                                          ----------------------------------
                                                                                               2002              2001
                                                                                          ---------------- -----------------

       Standardized measure, beginning of year.......................................          $36,020           $91,119
       Sale of oil and gas, net of production costs..................................           (6,178)          (13,745)
       Net changes in prices.........................................................                            (62,271)
       Sale of reserves in place.....................................................          (32,678)
       Purchase of reserves in place.................................................                              7,662
       Changes in estimated future development costs.................................                              1,518
       Development costs incurred during the period that reduced future development
         costs.......................................................................              434             2,113
       Revisions in reserve quantity estimates.......................................                            (27,596)
       Discoveries of reserves.......................................................
       Net changes in income taxes...................................................                             31,054
       Accretion of discount.........................................................            2,402             9,112
       Other:
          Change in timing of production.............................................                              (944)
          Other factors..............................................................                            (2,002)
                                                                                               -------          -------
       Standardized measure, end of year.............................................          $                $36,020
                                                                                               =======          =======

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        No presentation of changes in the standardized measure of discounted future net cash flows was prepared for the year ended September 30, 2003 because the Company had disposed of all of its oil and gas properties by September 30, 2002.

                                                                                                        June 30,
                                                                                              ------------------------------
                                                                                                   2003           2002
                                                                                              -------------- ---------------
        The Company's 41% interest in Delta's standardized measure of
           discounted future cash flows was as follows...................................         $43,957         $27,647
                                                                                                  =======         =======

        The Company's share of Delta's standardized measure of discounted future cash flow was computed as of June 30 because this is Delta's fiscal year end.

NOTE 12 - CONTINGENT ENVIRONMENTAL LIABILITY

        ChevronTexaco Litigation

        On August 13, 2002, three subsidiaries of ChevronTexaco filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others, that ChevronTexaco has or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA").

        History

        In December 1995, IRLP sold its refinery, the Indian Refinery, to American Western, an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently ChevronTexaco. American Western's Liquidation Plan was confirmed in April 2003. In the plan, IRLP reduced a $5,400,000 secured claim against American Western to $800,000. In exchange the EPA and Illinois EPA entered into an Agreement and Covenant Not to Sue with IRLP, which extinguished all CERCLA claims against IRLP. Under the American Western Liquidation Plan, IRLP received $599,000 which it is currently distributing to its creditors.


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

        Litigation

        On August 13, 2002, ChevronTexaco filed the above litigation in federal court. By letter dated August 28, 2002, ChevronTexaco tendered the Illinois state court litigation to the Company for indemnification, but the Company promptly responded, denying responsibility. Following the initiation of litigation the Company retained Bryan Cave LLP as trial counsel.

        On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The Federal District Court has set a presumptive trial date for this matter for December 13, 2004, but the actual trial date could be later due to a crowded docket in the district. The Company does intend to pursue all available opportunities for early dismissal of this matter, including requests for summary judgement prior to trial.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


        The central argument to both ChevronTexaco's contractual and statutory claims is that the Company should be treated as a "successor" and "alter ego" of certain of its present and former subsidiaries, and thereby should be held directly liable for ChevronTexaco's claims against those entities. ChevronTexaco makes this argument notwithstanding the fact that the Company never directly owned the refinery and never was a party to any of the disputed contracts. ChevronTexaco has also claimed that the Company itself directly operated the refinery. The leading opinion in this area of the law, as issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), supports the Company's positions.

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

        The Company and its special counsel, Reed Smith LLP, do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against the Company.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


NOTE 13 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

        Operating Lease Commitments

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2003:

                                                                                   Lease           Sublease
        Year Ending September 30,                                               Commitments         Rentals
        -------------------------                                               -----------        --------
              2004.....................................................             $240               $19
              2005.....................................................               76                 3
                                                                                    ----               ---
              Total....................................................             $316               $22
                                                                                    ====               ===

        Rent expense for the years ended September 30, 2003, 2002 and 2001 was $449, $517 and $456, respectively.

        See Note 22.

        Severance/Retention Obligations

        At September 30, 2001, the Company had severance agreements with substantially all of its employees, including five of its officers, that provided for severance compensation in the event substantially all of the Company's or its subsidiaries' assets were sold and the employees were terminated as a result of such sale. On May 31, 2002, the Company sold all of its oil and gas assets to Delta (see Note 4). As a result all officers and employees of the Company except one were either severed or had their compensation significantly reduced or had their severance approved by the Company's Compensation Committee. Total severance obligations incurred by the Company with respect to severance of these officers and employees was $898. All such severance obligations were recorded by the Company in the third or fourth quarters of fiscal 2002. At September 30, 2003, the Company still had a severance agreement with the one officer who has not been severed or whose compensation had not been reduced. Such severance obligation, if the officer is severed, aggregated $52 at September 30, 2003.

        Line of Credit

        At September 30, 2003, a $4,075 (consisting of $3,886 principal and $189 accrued interest) letter of credit supporting a bond for the Long Trusts Lawsuit litigation was outstanding. The letter of credit expires February 1, 2005. The Company has secured this letter of credit with a certificate of deposit at an energy bank. This letter of credit accrues interest at 2.25% annually. The letter of credit was issued by the energy bank pursuant to a $40,000 line of credit facility with that energy bank. The Company allowed that facility to terminate except for the letter of credit after it sold all of its oil and gas properties to Delta in May 2002 (see Note 4). There are currently no restrictions on payment of dividends by the Company so long as the Company secures outstanding letters of credit with its own funds as is currently the case.

        If the Texas Supreme Court denies the Long Trusts petition for review to that court (see below), the Company expects the bond and related letter of credit to be released shortly thereafter.

        Legal Proceedings

            Contingent Environmental Liabilities

            See Note 12.

            Other Litigation

            Long Trusts Lawsuit

            On July 31, 2003, the 12th Court of Appeals in Tyler, Texas reversed and remanded the trial court's judgment against the Company in this matter, while affirming the award on the counterclaim made by one of the Company's subsidiaries.

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


            In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in certain wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The Long Trusts sought actual damages, exemplary damages, prejudgment and post-judgment interest, attorney's fees and court costs. CTPLP's counterclaim for approximately $150 of unpaid joint interest billings plus interest, attorney's fees and court costs.

            After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered the claims and counterclaim in the lawsuit. Based upon the jury's answers, the District Court entered judgment on some of the Long Trusts' claims against the Company and its subsidiaries, as well as CTPLP's counterclaim against the Long Trusts. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700.

            The Company and its subsidiaries and the Long Trusts subsequently filed notices of appeal, submitted legal briefs in April 2002, reply briefs in June and July 2002, and ultimately argued the case before the 12th Court of Appeals in Tyler, Texas in October 2002. On July 31, 2003, that court reversed and remanded in part the trial court's judgment against the Company and its subsidiaries while affirming the judgment against the Long Trusts which had awarded damages on the counterclaim asserted by CTPLP. In its decision, the appellate court held that the trial court had submitted erroneous theories to the jury, expressly rejecting the Long Trusts' claims for breach of fiduciary duty, conversion, implied covenants and exemplary damages. It also remanded the Long Trusts' claims for breach of contract to the district court for retrial. The appellate court upheld the trial court's award to CTPLP on its counterclaim for approximately $150 of unpaid joint interests billings, $450 in attorneys' fees, plus interest and court costs. Both the Company and its subsidiaries and the Long Trusts thereafter submitted motions for a rehearing on certain rulings to the 12th Court of Appeals. That court denied both motions for a rehearing.

            To pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,075 as of September 30, 2003. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender, and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until all appeals have been completed. Having sold all of its domestic oil and gas properties, the Company no longer directly owns any oil and gas assets with which to collateralize the bond.

            The Long Trusts have filed a petition for review with the Supreme Court of Texas. The Texas Supreme Court grants only a small percentage of petitions for review that are filed. Should the Long Trusts' petition for retrial for review be denied and their breach of contract claims be retried, the Company will vigorously defend against them. Based on the evidence presented at the initial trial, the Company believes such claims, even if decided adversely to the Company, will not result in a material loss to the Company. Because the Long Trusts have filed a petition for review with the Supreme Court of Texas, the Company will be required to maintain its appeal bond until 30 days following a decision by the Supreme Court, which could be in the spring or summer of 2004 if the petition is denied or longer if the petition is granted. When all appeals are completed and if there are no changes to the court of appeals decision by the Supreme Court of Texas, CTPLP will be permitted to enforce its judgment against the Long Trusts.

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

            CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP has a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66.

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

            On or about July 19, 2003, Dominion filed a motion for partial summary judgement concerning the Company's claim that it had assumed the liabilities of its predecessor in interest. On July 28, 2003, CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgement. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgement. No date has been set for trial.

            The Company is contesting this matter vigorously and believes that Dominion's claims are without merit and has accordingly made no provision for Dominion's claim in its September 30, 2003 financial statements.

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

            Pursuant to the terms of the GAMXX Agreement, the Company was to receive $1,000 cash in settlement for its loans when GAMXX closed on its financing. GAMXX expected such closing not later than May 31, 1998 but failed to close. As a result, the Company elected to terminate the GAMXX Agreement. Pursuant to the agreement, GAMXX agreed to assist the Company in selling GAMXX's assets or the Company's investment in GAMXX. The Company is currently seeking to dispose of its lender's interest in GAMXX and recover some of the loan to GAMXX.

        The Company has carried its loans to GAMXX at zero for the last ten years. The Company will record any proceeds as "other income" if and when it collects such amount.

NOTE 14 - EMPLOYEE BENEFIT PLAN

        401(K)  PLAN

        On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2003, 2002 and 2001, the Company's contributions to the Plan aggregated $18, $46, and $50, respectively.

        Post-Retirement Benefits

        Neither the Company nor its subsidiaries provide any other post-retirement plans for employees.

NOTE 15 - STOCKHOLDERS' EQUITY

         From November 1996 until September 30, 2003, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2003, 4,911,020 shares had been repurchased at a cost of $66,667. The repurchased shares are held in treasury.

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

         At September 30, 2003, the Company's investment in Delta aggregated $29,477. Since Delta's current loan covenants with its lenders do not permit the payment of dividends, the Company currently expects no distributions from Delta.

NOTE 16 - STOCK OPTIONS AND WARRANTS

         Option and warrant activities during each of the three years ended September 30, 2003 are as follows (in whole units):

                                                                                  Incentive
                                                                                    Plan          Other
                                                                                   Options       Options          Total
                                                                              --------------- ------------- ---------------
        Outstanding at October 1, 2000....................................           630,000        60,000         690,000
        Issued............................................................            60,000                        60,000
                                                                                   ---------        ------       ---------
        Outstanding at September 30, 2001.................................           690,000        60,000         750,000
        Issued............................................................            60,000                        60,000
                                                                                   ---------        ------       ---------
        Outstanding at September 30, 2002.................................           750,000        60,000         810,000
        Expired...........................................................           (97,500)                      (97,500)
                                                                                   ---------        ------       ---------
        Outstanding at September 30, 2003.................................           652,500        60,000         712,500
                                                                                   =========        ======       =========

        Exercisable at September 30, 2003.................................           652,500        60,000         712,500
                                                                                   =========        ======       =========

        Reserved at September 30, 2003....................................         1,687,500        60,000       1,747,500
                                                                                   =========        ======       =========
        Reserved at September 30, 2002....................................         1,687,500        60,000       1,747,500
                                                                                   =========        ======       =========
        Reserved at September 30, 2001....................................         1,687,500        60,000       1,747,500
                                                                                   =========        ======       =========
        Reserved at September 30, 2000....................................         1,687,500        60,000       1,747,500
                                                                                   =========        ======       =========

        Exercise prices at:

                September 30, 2003........................................          $3.42-           $3.79
                                                                                    $8.58
                September 30, 2002........................................          $3.42-           $3.79
                                                                                    $8.58
                September 30, 2001........................................          $3.42-           $3.79
                                                                                    $8.58

                Exercise Termination Dates................................     12/19/2004-       4/23/2007     12/19/2004-
                                                                                01/02/2012                      01/02/2012

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

        The Incentive Plan provided that an aggregate of 1,687,500 shares of common stock of the Company will be available for awards in the form of stock options, including incentive stock options and non-qualified stock options generally at prices at or in excess of market prices at the date of grant.

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

        A summary of the Company's stock option and warrant activity from October 1, 2000 through September 30, 2003 is as follows:

                                                                                          Weighted
                                                                                           Average
                                                                        Options             Price
                                                                        -------           ---------
      Outstanding - October 1, 2000...........................           690,000              $5.09
      Issued..................................................            60,000               7.00
                                                                         -------              -----
      Outstanding - September 30, 2001........................           750,000               5.24
      Issued..................................................            60,000               5.93
                                                                         -------              -----
      Outstanding - September 30, 2002........................           810,000               5.29
      Expired.................................................           (97,500)              4.08
                                                                         -------              -----
      Outstanding - September 30, 2003........................           712,500              $5.46
                                                                         =======              =====

        At September 30, 2003, exercise prices for outstanding options ranged from $3.42 to $8.58. The weighted average remaining contractual life of such options was 4.53 years.

        The per share weighted average fair values of stock options issued during fiscal 2002 and fiscal 2001 were $1.03 and $2.41, respectively, on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: average expected dividend yield - 2.7% in 2002 and 3.0% in 2001; risk free interest rate - 2.64% in 2002, and 3.50% in 2001; expected life of 10 years in 2002 and 2001 and volatility factor of .40 in 2002, and .38 in 2001. No stock options were issued in fiscal 2003.

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                                     Year Ending September 30,
                                                                            ------------------------------------------------
                                                                                 2003             2002            2001
                                                                            --------------- ---------------- ---------------

      Net income (loss) as reported.....................................       ($2,001)         ($1,844)          $1,716
      Adjustment required by SFAS 123...................................                            (62)            (145)
                                                                                ------          -------           ------
      Pro-forma net income (loss).......................................       ($2,001)         ($1,906)          $1,571
                                                                                ======          =======           ======
      Pro-forma net income (loss) per share:
         Basic..........................................................       ($ 0.30)         ($ 0.29)          $ 0.24
                                                                                ======          =======           ======
         Diluted........................................................       ($ 0.30)         ($ 0.29)          $ 0.23
                                                                                ======          =======           ======


NOTE 17 - INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                                         Year Ended September 30,
                                                                              ------------------------------------------------
                                                                                   2003             2002            2001
                                                                              ---------------- --------------- ---------------
         Provision for (benefit of) income taxes:
            Current:
              Federal....................................................                                                 $ 4
              State......................................................
            Deferred:
              Federal....................................................             ($1,809)        ($  252)            786
              State......................................................                 (52)             (8)             22
            Adjustment to the valuation allowance for deferred taxes:
              Federal....................................................               1,470           1,308            (419)
              State......................................................                  42              37             (12)
                                                                                      -------          ------            ----
                                                                                      ($  349)         $1,085            $381
                                                                                      =======          ======            ====

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


         Deferred tax assets (liabilities) are comprised of the following at September 30, 2003 and 2002:

                                                                                                       September 30,
                                                                                               -------------------------------
                                                                                                    2003           2002
                                                                                               --------------- ---------------

        Fair value of option granted to Delta Petroleum Corporation......................                          $  155
        Investment in Delta Petroleum Corporation........................................         ($   80)            489
        Operating losses and tax credit carryforwards....................................           4,384           1,969
        Statutory depletion carryovers...................................................           2,037           2,167
        Discontinued net refining operations.............................................             866             866
        Investment in Network Energy LLC.................................................             173
        Other............................................................................              51              53
                                                                                                   ------          ------
                                                                                                    7,431           5,699
        Valuation allowance..............................................................          (6,416)         (4,904)
                                                                                                   ------          ------
                                                                                                   $1,015          $  795
                                                                                                   ======          ======

        Deferred tax assets - current....................................................          $  649          $  429
        Deferred tax assets - long-term..................................................             366             366
                                                                                                   ------          ------
                                                                                                   $1,015          $  795
                                                                                                   ======          ======

         At September 30, 2003, the Company increased its valuation allowance by $1,512 based upon its assessment of the amount of gross deferred tax asset that would more likely than not be realized based on an estimate of no future taxable income. The net deferred tax asset at September 30, 2003 relates to income that has been recognized for tax purposes and has not been recognized for financial reporting purposes.

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                             Year Ended September 30,
                                                                                    ------------------------------------------
                                                                                         2003           2002          2001
                                                                                    ------------- -------------- -------------
       Tax (benefit) at statutory rate.......................................            ($ 823)        ($  265)         $734
       State taxes, net of federal benefit...................................               (15)             (8)            7
       Revision of tax estimates related to oil and gas tax credits..........              (427)
       Revision of tax estimates related to statutory depletion..............              (130)
       Revision of tax estimates - other.....................................              (466)                           50
       Increase (decrease) in valuation allowance............................             1,512           1,345          (431)
       Other.................................................................                                13            21
                                                                                         ------          ------          ----
                                                                                         ($ 349)         $1,085          $381
                                                                                         ======          ======          ====

         At September 30, 2003, the Company had the following tax carryforwards available:

                                                                                                    Federal Tax
                                                                                    ------------------------------------------
                                                                                                           Alternative
                                                                                                             Minimum
                                                                                        Regular                Tax
                                                                                    ------------------ -----------------------
      Net operating loss.....................................................            $3,369                 $19,378
      Alternative minimum tax credits........................................            $3,171                     N/A
      Statutory depletion....................................................            $5,397                      --

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)


         The net operating loss carryforwards expire from 2004 through 2010.

         The Company also estimates that it has approximately $53,000 in individual state tax loss carryforwards available at September 30, 2003. All of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company has no operations. As a result, it is probable at the present time that most of such state tax carryforwards will expire unused.

NOTE 18 - RELATED PARTIES

         An officer of the Company was a 10% shareholder in an unaffiliated company that was entitled to receive 12.5% of the Company's share of net cash flow from its Romanian joint venture after the Company had recovered its investment in Romania. In August 2002, the Company purchased the 12.5% net cash interest from the unaffiliated company for $8 and in September 2002, the Company sold all of its oil and gas interests in Romania without realizing any revenue. (See Note 4.)

         During the years ended September 30, 2003 and 2002, Delta paid two officers of the Company $420 and $105, respectively, for consulting compensation. As a result of the Company's sale of all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4), the Company had reduced the salaries of the two officers by approximately 65%.

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

                                                                Year Ended September 30, 2003
                                 ---------------------------------------------------------------------------------------------
                                   Natural Gas       Oil & Gas                                  Eliminations
                                    Marketing       Exploration                                      and
                                       and              and           Refining         Power      Corporate
                                  Transmission      Production     (Discontinued)    Business       Items       Consolidated
                                 ---------------- --------------- ----------------- ---------- --------------- ---------------
Revenues....................
Equity in net (loss) of equity
   method investees.........                             $ 1,067                        ($20)                         $ 1,047
Operating income (loss).....                                                                        ($ 3,621)        ($ 3,621)
Identifiable assets.........             $66,971         $78,486                                    ($95,649)         $49,808
Investment in equity method
   investees................                             $29,477                                                      $29,477
Capital expenditures........
Depreciation, depletion and
   amortization.............                                                                         $    56          $    56

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)

                                                              Year Ended September 30, 2002
                                 ---------------------------------------------------------------------------------------------
                                   Natural Gas       Oil & Gas                                  Eliminations
                                    Marketing       Exploration                                      and
                                       and              and           Refining         Power      Corporate
                                  Transmission      Production     (Discontinued)    Business       Items       Consolidated
                                 ---------------- --------------- ----------------- ---------- --------------- ---------------

Revenues....................                            $ 9,445                                                     $ 9,445
Equity in net (loss) of equity
   method investees.........                           ($   598)                      ($176)                       ($   774)
Operating income (loss).....                            $   676                                    ($ 2,696)       ($ 2,020)
Identifiable assets.........           $66,973 *        $82,832                                    ($97,864)        $51,941
Investment in equity method
   investees................                            $26,886                                     $   375         $27,261
Capital expenditures........                            $   816                                                     $   816
Depreciation, depletion and
   amortization.............                            $ 3,149                                     $     2         $ 3,151

                                                              Year Ended September 30, 2001
                                 ---------------------------------------------------------------------------------------------
                                 Natural Gas       Oil & Gas                                   Eliminations
                                  Marketing       Exploration                                      and
                                     and              and            Refining         Power      Corporate
                                 Transmission      Production      (Discontinued)    Business      Items        Consolidated
                                 ---------------- --------------- ----------------- ---------- --------------- ---------------
Revenues...................                            $ 21,144                                                      $21,144
Equity in net (loss) of equity
  method investees.........                                                            ($99)                        ($    99)
Operating income (loss)....                            $  5,682                                   ($  4,169)         $ 1,513
Identifiable assets........            $67,702*        $105,238                                   ($113,822)         $59,118
Investment in equity method
  investees................                                                                        $    401          $   401
Capital expenditures.......                            $ 15,531                                                      $15,531
Depreciation, depletion and
  amortization.............                            $  3,468                                    $      2          $ 3,470

     * Consists primarily of intracompany receivables.

       No purchaser of the Company's oil and gas production accounted for ten percent or more of the Company's oil and gas sales for the year ended September 30, 2002. The Company had no oil and gas sales for the year ended September 30, 2003.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash and Cash Equivalents -- the carrying amount is a reasonable estimate of fair value.

       Marketable securities are related solely to the Company's investment in Penn Octane and ChevronTexaco common stock and options to buy Penn Octane stock and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company. Fair market value for options is computed using the Black - Scholes option valuation model.

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

                            Castle Energy Corporation
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Per Share Amounts)



NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           First             Second           Third            Fourth
                                                          Quarter            Quarter         Quarter           Quarter
                                                       (December 31)       (March 31)       (June 30)      (September 30)
                                                       -------------       ----------       ---------      --------------
     Year Ended September 30, 2003:
        Revenues...............................
        Operating income (loss)................                 ($626)           ($710)          ($762)            ($1,523)
        Net income (loss)......................                  $245            ($656)          ($728)            ($  862)
        Net income (loss) per share (diluted)..                  $.04            ($.10)          ($.11)            ($  .13)

                                                           First             Second           Third            Fourth
                                                          Quarter            Quarter         Quarter           Quarter
                                                       (December 31)       (March 31)       (June 30)      (September 30)
                                                       -------------       ----------       ---------      --------------
     Year Ended September 30, 2002:
        Revenues...............................                $3,441           $3,258          $2,525              $  221
        Operating income (loss)................               ($  426)         ($  500)          $ 359             ($1,453)
        Net income (loss)......................               ($  327)         ($  529)          $ 632             ($1,620)
        Net income (loss) per share (diluted)..               ($  .05)         ($  .08)          $ .09             ($  .24)


        The quarterly financial information for the 2002 quarters differs from that filed on Forms 10-Q by the Company for these periods because the above quarterly financial information retroactively includes the Company's share of Delta's losses for these periods on the equity method and a reclassification whereas the corresponding Forms 10-Q do not.

NOTE 22 - SUBSEQUENT EVENTS

        In October 2003, the Company entered into an office lease for five years at an annual fixed rental of approximately $54 plus allocated operating and utility costs. The lease includes a termination option after three years. The lease for the Company's current office building expired on November 30, 2003.

                          Independent Auditors' Report


The Board of Directors
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheets of Castle Energy Corporation and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                       KPMG LLP

Houston, Texas
December 12, 2003

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

ITEM 14. CONTROLS AND PROCEDURES

        The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of September 30, 2003 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in our reports required under the Exchange Act except as indicated below.

        b) There have not been any significant changes in our internal controls or in other factors that could affect such controls subsequent to September 30, 2003 except as indicated below.

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

        See Exhibits 31.1 and 31.2 to this Form 10-K.

ITEM 15. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        Fees billed to the Company by the Company's independent accountants, KPMG LLP, were as follows:

                                                                                   Year Ended September 30,
                                                                                    ----------------------
                                                                                     2003           2002
                                                                                    -------       --------
         Audit fees.............................................................    $96,000       $111,500
         Audit - related fees...................................................
         Tax fees...............................................................                     7,285
         All other fees.........................................................    -------       --------
                                                                                    $96,000       $118,785
                                                                                    =======       ========

       The policy of the Audit Committee of the Company is to pre-approve all professional services performed by the Company's independent accountants. The Audit Committee pre-approved all such professional services for the year ended September 30, 2003.

______________
** The information required by Items 10, 11 and 12 is incorporated by reference to the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders.

                                     PART IV


ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          10.132         Castle Energy Corporation Severance Benefit Plan (26)

          10.140         Agreement to Transfer a Membership  Interest In Networked  Energy LLC to CEC, Inc., dated August
                         31, 2000 (31)

          10.141         Second Amendment - Promissary Note of Penn Octane Corporation (29)

          10.142         Purchase  and  Sale  Agreement,  dated  April 1,  2001,  between  Strand  Energy  LC and  Castle
                         Exploration Company, Inc. (30)

          10.143         Credit  Agreement  as of November  26, 2001 among Castle  Exploration  Company,  Inc. and Castle
                         Energy Corporation and Bank of Texas National Association (37)

          10.144         Purchase and Sale Agreement between Castle Energy  Corporation and Delta Petroleum  Corporation,
                         executed January 15, 2002 (32)

          10.145         Amendment Number One to Purchase and Sale Agreement between Castle Energy  Corporation and Delta
                         Petroleum Corporation, March 2002 (33)

          10.146         Purchase and Sale Agreement  between Redeco Petroleum Company Limited and Hemco Romania Limited,
                         dated September 6, 2002 (35)

          10.147         Amendment of Rights  Agreements  between Castle Energy  Corporation  and American Stock Transfer
                         Company as Rights Agent, dated December 31, 2002 (36)

          11.1           Statement re: Computation of Earnings Per Share

          21             List of subsidiaries of Registrant

          21.1           Separate financial statements of Delta Petroleum Corporation - year ended June 30, 2003 (34)

          31.1           Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

          31.2           Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)

          32.1           Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)

          32.2           Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

   (b) Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended September 30, 2003.

------------------
(8) Incorporated by reference to the Registrant's Form S-1 (Registration Statement), dated September 29, 1993 (File 33-69626)
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994 (File 0-10990)
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994 (File 0-10990)
(23) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1998 (File 0-10990)
(26) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999 (File 0-10990)
(29) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2000 (File 0-10990)
(30) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2001 (File 0-10990)
(31) Incorporated by reference to the Registrant's Form 10-K for year ended September 30, 2000 (File 0-10990)
(32) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2001 (File 0-10990)
(33) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2002 (File 0-10990)
(35) Incorporated by reference to the Registrant's Form 10-Q for quarter ended September 30, 2002 (File 0-10990)
(36) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2002 (File 0-10990)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASTLE ENERGY CORPORATION


Date:   January 2, 2004                 By: /s/JOSEPH L. CASTLE II
                                           -------------------------------
                                               Joseph L. Castle II
                                               Chairman of the Board
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/JOSEPH L. CASTLE II                          Chairman of the Board and Chief                     January 2, 2004
-----------------------                         Executive Officer
   Joseph L. Castle II                          Director


/s/MARTIN R. HOFFMANN                           Director                                            January 2, 2004
-----------------------
   Martin R. Hoffmann



/s/JOHN P. KELLER                               Director                                            January 2, 2004
-----------------------
   John P. Keller

/S/RUSSELL S. LEWIS                             Director                                            January 2, 2004
-----------------------
   Russell S. Lewis


/s/RICHARD E. STAEDTLER                         Senior Vice President                               January 2, 2004
-----------------------                         Chief Financial Officer
   Richard E. Staedtler                         Chief Accounting Officer
                                                Director

/s/SIDNEY F. WENTZ                              Director                                            January 2, 2004
-----------------------
   Sidney F. Wentz

                                     DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND
                                                    PROFESSIONALS
                                                  (January 2, 2004)
JOSEPH L. CASTLE II                                                               RICHARD E. STAEDTLER
Chairman & Chief Executive Officer                                                Chief Financial Officer and Chief
                                                                                     Accounting Officer

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

                                                  OPERATING OFFICERS

JOSEPH L. CASTLE II                                                               RICHARD E. STAEDTLER
Chief Executive Officer                                                           Chief Financial Officer
                                                                                  Chief Accounting Officer

MARY A. CADE
Company Controller and Treasurer

WILLIAM C. LIEDTKE III
Vice President and General Counsel

                                                  PRINCIPAL OFFICES

357 South Gulph Road                                                        512 Township Line Road
Suite 260                                                                   Three Valley Square, Suite 100
King of Prussia, PA 19406                                                   Blue Bell, PA 19422


5623 North Western Avenue, Suite A
Oklahoma City, OK 73118

                                                    PROFESSIONALS

Counsel                                                                     Registrar and Transfer Agent

Duane Morris LLP                                                            American Stock Transfer & Trust Company
One Liberty Place, 42nd Floor                                               40 Wall Street, 46th Floor
Philadelphia, PA 19103-7396                                                 New York, New York 10005

Independent Accountants

KPMG LLP
700 Louisiana
Houston, Texas 77002