Form 10-Q
period 2003-12-31
CASTLE ENERGY CORP
filed 2004-02-17
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

                                       or

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

                 357 South Gulph Road, Suite 260, King of Prussia, Pennsylvania 19406
--------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                      (Zip Code)

Registrant's Telephone Number, Including Area Code                  (610) 992-9900
                                                                    ------------------------------------


          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
---------------------------------------------------------------------------------------------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ___ No ___.

    Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No ___.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,652,784 shares of Common Stock, $.50 par value, outstanding as of February 6, 2004.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                               Page #
                                                                                               ------

Part I.  Financial Information

         Item 1.  Financial Statements:

                 Consolidated Balance Sheets - December 31, 2003 (Unaudited) and
                 September 30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .           2

                 Consolidated Statements of Operations - Three Months Ended December 31,
                 2003 and 2002 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .           3

                 Condensed Consolidated Statements of Cash Flows - Three Months Ended
                 December 31, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . . . . .           4

                 Consolidated Statements of Stockholders' Equity and Other Comprehensive
                 Income - Year Ended September 30, 2003 and Three Months Ended
                 December 31, 2003 (Unaudited). . . . . . . . . . . . . . . . . . . . . .           5

                 Notes to the Consolidated Financial Statements (Unaudited) . . . . . . .           6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .          17

         Item 3. Qualitative and Quantitative Disclosures About Market Risk . . . . . . .          22

         Item 4. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . .          22


Part II. Other Information

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          23

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .          23

Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000's" Omitted Except Share Amounts)


                                                                                                       December 31,    September 30,
                                                                                                              2003              2003
                                                                                                       -----------     -------------
                                                                                                        Unaudited


                                     ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   9,112           $ 10,615
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,283              4,285
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68                152
     Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,240              4,088
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           81                112
     Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          342                648
                                                                                                       -----------     -------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,126            19,900
Property, plant and equipment, net:
     Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52                65
Investment in Network Energy LLC, net of impairment reserve of $354
Investment in Delta Petroleum Corporation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,575            29,477
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           366               366
                                                                                                       -----------     -------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  48,119          $ 49,808
                                                                                                       ===========     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Dividend payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     329          $    330
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           505               541
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           190               241
     Accrued taxes on appreciation of marketable securities. . . . . . . . . . . . . . . . . . . . .           343               649
                                                                                                       -----------     -------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,367             1,761
Net refining liabilities retained. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,404             2,404
                                                                                                       -----------     -------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,771             4,165
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Stockholders' equity:
     Series B participating preferred stock; par value - $1.00;
          10,000,000 shares authorized; no shares issued
     Common stock; par value - $0.50; 25,000,000 shares authorized;
          11,503,904 shares issued at December 31, 2003 and September 30,  2003 . . . . . . . . . . .        5,752             5,752
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       69,338            68,532
     Accumulated other comprehensive income, net of taxes . . . . . . . . . . . . . . . . . . . . . .          859             1,383
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,066            36,643
                                                                                                       -----------     -------------
                                                                                                           111,015           112,310
     Treasury stock at cost - 4,911,020 shares at December 31, 2003 and
          September 30,  2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (66,667)          (66,667)
                                                                                                       -----------     -------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,348            45,643
                                                                                                       -----------     -------------
          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .     $ 48,119          $ 49,808
                                                                                                       ===========     =============



   The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)





                                                                                                     Three Months Ended December 31,
                                                                                                     -------------------------------
                                                                                                        2003                 2002
                                                                                                     ==========           ==========
                                                                                                                          (Restated)
Revenues:

Expenses:
     General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    1,239           $      869
     Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .             12                   15
                                                                                                     ----------           ----------
                                                                                                          1,251                  884
                                                                                                     ----------           ----------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,251)                (884)
                                                                                                     ----------           ----------
Other income (expense):
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36                   63
     Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  14
     Decrease in fair value of option granted to Delta Petroleum
       Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                 198
     Equity in loss of Networked Energy LLC  . . . . . . . . . . . . . . . . . . . . . . . . . .                                (20)
     Equity in income of Delta Petroleum Corporation . . . . . . . . . . . . . . . . . . . . . .            260                  188
                                                                                                     ----------           ----------
                                                                                                            296                  443
                                                                                                     ----------           ----------

Income (loss) before provision for (benefit of) income taxes . . . . . . . . . . . . . . . . . .          (955)                (441)
                                                                                                     ----------           ----------
Provision for (benefit of) income taxes:
     State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9                 (12)
     Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            284                (416)
                                                                                                     ----------           ----------
                                                                                                            293                (428)
                                                                                                     ----------           ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($   1,248)         ($      13)
                                                                                                     ==========           ==========
Net income (loss) per share:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($     .19)          $      .00
                                                                                                     ==========           ==========
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($     .19)          $      .00
                                                                                                     ==========           ==========

Weighted average number of common and potential dilutive common shares outstanding:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,592,884            6,592,884
                                                                                                     ==========           ==========
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,592,884            6,592,884
                                                                                                     ==========           ==========




   The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)



                                                                                                     Three Months Ended December 31,
                                                                                                     -------------------------------
                                                                                                        2003                 2002
                                                                                                     ==========           ==========
                                                                                                                          (Restated)
Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ($ 1,173)           ($ 1,241)
                                                                                                     ----------           ----------

Cash flows from investing activities:
   Investment in note to Networked Energy LLC  . . . . . . . . . . . . . . . . . . . . . . . . . .                             (125)
                                                                                                     ----------           ----------
      Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                             (125)
                                                                                                     ----------           ----------

Cash flows from financing activities:
   Dividends paid to stockholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (330)               (330)
                                                                                                     ----------           ----------
      Net cash used in financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (330)               (330)
                                                                                                     ----------           ----------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,503)             (1,696)
Cash and cash equivalents - beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .       10,615               15,539
                                                                                                     ----------           ----------
Cash and cash equivalents - end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,112              $13,843
                                                                                                     ==========           ==========




   The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("$000's" Omitted Except Share Amounts)




                                  Year Ended September 30, 2003 and Three Months Ended December 31, 2003 (Unaudited)
                              -----------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                               Additional                       Other
                                   Common Stock      Paid-In   Comprehensive Comprehensive  Retained          Treasury Stock
                                 Shares    Amount    Capital      Income     Income (Loss)  Earnings    Shares     Amount    Total
                              ---------- ---------- ---------- ------------- ------------- ---------- ---------- ----------  -------
Balance - October 1, 2002. .  11,503,904     $5,752    $67,365                     $   487    $39,965  4,911,020   ($66,667) $46,902

Issuance of additional stock
  by Delta Petroleum
  Corporation. . . . . . . .                             1,167                                                                 1,167
Dividends declared
  ($.20 per share). . . . .                                                                    (1,321)                       (1,321)
Comprehensive income (loss):
  Net income (loss). . . . .                                         ($2,001)                  (2,001)                       (2,001)
  Other comprehensive income
    (loss):
    Unrealized gain (loss) on
      marketable securities,
      net of $375 of income
      taxes. . . . . . . . .                                             666                      666                            666
    Equity in other
      comprehensive income
      (loss) of Delta
      Petroleum Corporation,
      net of $129 tax benefit                                            230                      230                            230
                                                               --------------
                                                                     ($1,105)
                              ---------- ---------- ---------- ============= ------------- ---------- ---------- ----------  -------
Balance - September 30,. 2003 11,503,904      5,752     68,532                       1,383     36,643  4,911,020    (66,667)  45,643

Issuance of additional stock by
  Delta Petroleum Corporation                              806                                                                   806
Dividends declared ($05
  per share). . . . . . . .                                                                      (329)                         (329)
Comprehensive income (loss):
  Net income (loss) . . . .                                          ($1,248)                  (1,248)                       (1,248)
  Other comprehensive income
    (loss):
    Unrealized gain (loss) on
      marketable securities,
      net of $306 of income
      taxes . . . . . . . .                                             (543)                    (543)                         (543)
    Equity in other
      comprehensive income
      (loss) of Delta
      Petroleum Corporation,
      net of $13 tax benefit                                              19                       19                             19
                                                               -------------
                                                                     ($1,772)
                              ---------- ---------- ---------- ============= ------------- ---------- ---------- ----------  -------
Balance - December 31, 2003   11,503,904     $5,752    $69,338                        $859    $35,066 4,911,020    ($66,667) $44,348
                              ========== ========== ==========               ============= ========== =========  ==========  =======













   The accompanying notes are an integral part of these financial statements

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


Note 1 - Basis of Preparation

     The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

     In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month periods ended December 31, 2003 and 2002 and for a fair statement of financial position at December 31, 2003.

Note 2 - September 30, 2003 Balance Sheet

     The amounts presented in the balance sheet as of September 30, 2003 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Note 3 - Discontinued Operations

     From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. In addition, in 1996, Powerine Oil Company ("Powerine"), one of the Company's former refining subsidiaries, merged into a subsidiary of the purchaser of the refining assets sold by Powerine and is no longer a subsidiary of the Company. The Company's remaining refining subsidiaries own no refining assets, have been inactive for over eight years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations.

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

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


     History

     In December 1995, Indian Refining Limited Partnership, an inactive refining subsidiary of the Company ("IRLP") sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a Liquidation Plan in 2001. American Western anticipated that the Liquidation Plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently ChevronTexaco. American Western's Liquidation Plan was confirmed in April 2003. In the plan, IRLP reduced a $5,400 secured claim against American Western to $800. In exchange the EPA and Illinois EPA entered into an Agreement and Covenant Not to Sue with IRLP, which extinguished all CERCLA claims against IRLP. Under the American Western Liquidation Plan, IRLP received $599 which it is currently distributing to its creditors.

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

     The Company subsequently corresponded with ChevronTexaco and voluntarily provided a number of documents requested by ChevronTexaco. In June 2002, ChevronTexaco indicated to the Company that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company,

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


which the Company promptly and voluntarily again supplied to ChevronTexaco.

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

Other Litigation

    Long Trusts Lawsuit

  In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in certain wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to Union Pacific Resources Corporation ("UPRC") in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The Long Trusts sought actual damages, exemplary damages, prejudgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150 of unpaid joint interest billings plus interest, attorney's fees and court costs.

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

  To pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,088 as of December 31, 2003. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender, and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until all appeals have been completed. Having sold all of its domestic oil and gas properties, the Company no longer directly owns any oil and gas assets with which to collateralize the bond.

  The Long Trusts have filed a petition for review with the Supreme Court of Texas. The Texas Supreme Court grants only a small percentage of petitions for review that are filed. Should the Long Trusts' petition for retrial for review be denied and their breach of contract claims be retried, the Company will vigorously defend against them. Based on the evidence presented at the initial trial, the Company believes such claims, even if decided adversely to the Company, will not result in a material loss to the Company. Because the Long Trusts have filed a petition for review with the Supreme Court of Texas, the Company will be required to maintain its appeal bond until 30 days following a decision by the Supreme Court, which could be in the spring or summer of 2004 if the Long Trusts' petition is denied or longer if the petition is granted. When all appeals are completed and if there are no changes to the court of appeals decision by the Supreme Court of Texas, CTPLP will be permitted to enforce its judgment against the Long Trusts.

  The Company has not accrued any recoveries for this litigation but will record recoveries, if any, when realized.

  Pilgreen Litigation

  As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta Petroleum Corporation ("Delta"). Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

  CTOGLP has also been informed that production proceeds from an additional well on the Simpson lease in which CTOGLP had a 5.325% overriding royalty interest have been suspended by the court because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66.

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

  In July 2003, Dominion filed a motion for partial summary judgement concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgement. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgement. In January 2004, Dominion filed a Motion for Final Summary Judgement on this matter to which CTOGLP and the other defendants filed a response to be heard in February 2004. No date has been set for trial.

  The Company is contesting this matter vigorously and believes that Dominion's claims are without merit and has accordingly made no provision for Dominion's claim in its December 31, 2003 financial statements.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have any material effect on the Company's financial position or results of operations since the Company disposed of its long-lived assets, its oil and gas properties, to which SFAS No. 143 would have applied, in May 2002.

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

     Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement are effective for fiscal years beginning after January 1, 2003 and the Company adopted SFAS No. 145 on October 1, 2003. The Company's adoption of this statement has not had any effect on its financial position or results of operations to date and the Company does not expect at this time that adoption of this statement will have a material effect on its future financial position or results of operations.

     Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of disposal activities, including restructuring activities that are currently accounted in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Activity." The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. SFAS No. 146 has not had any impact on the Company's financial condition or results of operations to date and the Company does not presently expect SFAS No. 146 to have any affect on its financial position or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 had not had and is not expected to have a material impact on the Company's financial position and results of operations.

Note 6 - Income Taxes

     The Company's deferred taxes are comprised of the following:


                                        December 31, 2003     September 30, 2003
                                        -----------------     ------------------
                                           (Unaudited)
Deferred tax assets - gross. . . . . .             $7,478                $7,431
Valuation allowance. . . . . . . . . .             (6,770)               (6,417)
                                        -----------------     ------------------
Deferred tax assets - net. . . . . . .           $    708                $1,014
                                        =================     ==================



     At December 31, 2003, the Company determined that $6,770 of its gross deferred tax asset more likely than not would not be realized because of changes in the Company's expectations concerning future taxable income and thus increased its valuation allowance from $6,417 at September 30, 2003 to $6,770 at December 31, 2003. If future taxable income (loss) estimates change, the Company will change its valuation allowance. The net deferred tax asset relates to income that has been recognized for tax purposes and has not been recognized for financial reporting purposes.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)

Note 7 - Restricted Cash

     Restricted cash consists of the following:

                                                                  December 31, 2003     September 30, 2003
                                                                  -----------------     ------------------
                                                                     (Unaudited)
Funds supporting bond for Long Trusts Lawsuit. . . . . . . . . .             $4,088                 $4,075
Funds supporting letters of credit for operating bonds . . . . .               195                     210
                                                                  -----------------     ------------------
                                                                             $4,283                 $4,285
                                                                  =================     ==================

     The Company anticipates that the funds supporting letters of credit for operating bonds will be replaced by Delta before March 31, 2004.

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


Note 8 - Investment in Delta Petroleum Corporation

     Condensed financial information concerning Delta is as follows:


                             Condensed Balance Sheet

                                                                         December 31,     September 30,
                                                                             2003             2003
                                                                         ------------     -------------
                                                                            (Unaudited)
                                     Assets
     Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .   $    8,021        $    7,456
     Oil and gas properties, net  . . . . . . . . . . . . . . . . . . .        96,379            93,198
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,354               195
                                                                         ------------     -------------
                                                                             $105,754          $100,849
                                                                         ============     =============

               Liabilities and Stockholders' Equity

     Current liabilities, including current portion of long-term debt       $  15,765         $  18,029
     Long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .       29,060            27,555
     Stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .       60,929            55,265
                                                                         ------------     -------------
                                                                             $105,754          $100,849
                                                                         ============     =============




                                                                           For the Three Months Ended
                                                                                  December 31,
                                                                         ------------------------------
                                                                             2003             2002
                                                                         ------------     -------------
                                                                                  (Unaudited)
                        Condensed Statement of Operations
Revenue:
     Oil and gas sales. . . . . . . . . . . . . . . . . . . . . . . . .        $8,074            $5,808
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (68)             (387)
                                                                         ------------     -------------
                                                                                8,006             5,421
                                                                         ------------     -------------
Expense:
     Lease operating expenses . . . . . . . . . . . . . . . . . . . . .         2,341             2,303
     General and administrative . . . . . . . . . . . . . . . . . . . .         1,836             1,013
     Depreciation, depletion and amortization . . . . . . . . . . . . .         2,306             1,101
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           315                83
                                                                         ------------     -------------
                                                                                6,798             4,500
                                                                         ------------     -------------
Other (expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (561)             (422)
                                                                         ------------     -------------
Discontinued operations - income (loss) . . . . . . . . . . . . . . . .             5               (71)
                                                                         ------------     -------------
Income (loss) before income taxes . . . . . . . . . . . . . . . . . . .           652               428
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                         ------------     -------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .          $652              $428
                                                                         ============     =============


     The Company currently owns 9,948,289 shares of Delta. Of these, 9,566,000 shares were acquired on May 31, 2002 when the Company sold all of its domestic oil and gas properties to Delta.

     The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended December 31, 2003 and 2002and September 30, 2003.

     Delta's stock is traded on the Nasdaq stock market under the symbol "DPTR." At December 31, 2003 the closing price of Delta's common stock was $6.07. Subsequent to December 31, 2003 the closing price of Delta's

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)


common stock increased significantly and closed at $8.74/share on February 11, 2004.

     At December 31, 2003, there were approximately 5,805,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The average exercise price for such options and warrants was $3.78. The Company holds none of these options and warrants. If all such options and warrants had been exercised at December 31, 2003, the Company's percentage ownership of Delta would have decreased from approximately 39% to approximately 32%.

Note 9 - Amendment of Stockholder Rights Plan

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

Note 10 - Subsequent Events

     Subsequent to December 31, 2003, officers of the Company and one of its subsidiaries exercised options for 59,900 shares of the Company's common stock, increasing the number of outstanding shares to 6,652,784. Proceeds from such option exercise were $325.

   Subsequent to December 31, 2003, the Company sold 60,297 shares of Penn Octane Corporation common stock, reducing its share holding of Penn Octane Corporation to 1,283,303 shares. Proceeds were $152.

Note 11 - Restatement

     As previously discussed on Form 10-K/A, the Company has restated its September 30, 2002 financial statements. The restatement reflects an adjustment to general and administrative expenses to correct overaccrued severance recorded in the year ended September 30, 2002 for approximately $258 which was also incorrectly reversed during the quarter ended December 31, 2002. The following table reflects the impact of restating the amounts previously reported in the income statement for the quarter ended December 31, 2002:

                   Castle Energy Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ("$000's" Omitted Except Share Amounts)
                                  (Unaudited)




                                                                             Quarter Ended December
                                                                                    31, 2002
                                                                         ------------------------------
                                                                          Previously
                                                                           Reported        As Restated
                                                                         ------------     -------------
     General and administrative expenses . . . . . . . . . . . . . . .           $611              $869
     Operating income (loss) . . . . . . . . . . . . . . . . . . . . .          ($626)            ($884)
     Net income (loss) before provision for (benefit of) income taxes.          ($183)            ($441)
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .           $245              ($13)
     Net income (loss) per share:
        Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ .04            ($.002)

        Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ .04            ($.002)


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

     General and administrative expenses increased $370 or 43% from the quarter ended December 31, 2002 to the quarter ended December 31, 2003. The increase resulted from increased legal costs related to the ChevronTexaco lawsuit. In addition, the Company recorded a bad debt provision of $86 for the quarter ended December 31, 2003 because of delays and uncertainties in the collection of estimated accounts receivable that are over eighteen months old. No similar bad debt provision was recorded for the quarter ended December 31, 2002.

     The Company recorded no gain or loss in the value of the option it granted to Delta for the quarter ended December 31, 2003 because that option expired unexercised on May 31, 2003. The Company had granted Delta an option to repurchase 3,188,667 of the Delta shares held by the Company at $4.50/share until May 31, 2003 as part of the sale of its domestic oil and gas properties to Delta on May 31, 2003. The Company currently owns approximately 39% of Delta.

     The Company recorded no portion of the loss of Networked Energy LLC ("Network") for the quarter ended December 31, 2003 because the Company had recorded a $354 impairment provision on its equity investment in Network's and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003, reducing both amounts to zero. The Company has no obligation to and has not funded Network's losses. For the quarter ended December 31, 2003, Network's loss was $9. The Company owns 45% of Network.

     The Company's equity in Delta's net income increased $72 or 38% from the quarter ended December 31, 2002 to the quarter ended December 31, 2003 although the Company's percentage ownership of Delta decreased from approximately 43% to 39%. The increase was caused by Delta's increased net income.

     The $293 tax provision for the quarter ended December 31, 2003 results primarily because of changes in the Company's expectations that it will generate future taxable income. The Company increased its valuation allowance by $353 from September 30, 2003 to December 31, 2003, resulting in a deferred tax asset, net of $343 of accrued income taxes on appreciation of marketable securities, of $366. The net deferred tax asset at December 31, 2003 relates to income that has been recognized for tax purposes but not yet been recognized for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 2003, the Company used $1,173 in operating activities. During the same period the Company paid $330 for dividends to stockholders. At December 31, 2003, the Company had $9,112 of unrestricted cash, $15,759 of working capital, no long-term debt and no operating assets or operating revenues, having sold all of its domestic oil and gas properties to Petroleum Corporation on May 31, 2002 and its Romanian oil and gas concessions to the operator of those concessions in September 2002.

     At the present time the three most likely alternative courses of action available for the Company are liquidation, merger with another company or continuing to operate. Factors supporting possible liquidation or merger include the Company's previous disposition of its direct operating assets, its reduction in personnel to five employees and the ever- increasing regulatory, legal, accounting and administrative costs of remaining a public company. The Company's Board of Directors has not, however, adopted any plan of liquidation or merger. Since a settlement of the lawsuit filed by ChevronTexaco (see Note 4 to the consolidated financial statements) in the near term appears unlikely, the Company has been reviewing potential acquisitions with a view to continuing to operate. At the present time, however, oil and gas prices are at or near record highs and the Company has not been able to make any acquisitions on favorable terms. Although the Company's general counsel, management and special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company expects that it will incur significant legal costs to continue to defend itself in the lawsuit.

     A brief discussion of alternatives available to the company follows:

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

          Subsequent to December 31, 2003, Delta's stock price increased significantly and is currently trading in excess of $8.00/share. If the Company were to distribute Delta stock to its shareholders at the present time or at a time when such stock was trading at similar or higher prices, the Company would incur a significant tax liability because the gain from Delta's stock appreciation would not be completely offset by the Company's existing tax carryforwards. For this reason, merger with another company has become a third option for the Company and is discussed below. Obviously, if Delta's stock price decreases, the tax impact of liquidation may be lessened or eliminated and the tax burden associated with liquidation would decrease.

     c. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would continue incurring the costs of being a public company while having no operating revenues to absorb such costs. Such costs are significant and probably will increase in the future given the myriad of new regulatory requirements. The result would be a diminution of assets available for distribution to stockholders.

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

     e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investments in Penn Octane Corporation (1,283,303 shares) and Delta (9,948,289 shares). Although most of the Company's shares of Penn Octane are already registered, Penn Octane is a thinly capitalized company with small trading volumes and the Company may not be able to sell its Penn Octane stock for its listed market prices if the Company needs cash to distribute to its stockholders or to liquidate liabilities. In addition, the Company owns 45% of Network. Network is a private development stage limited liability company with no public market for its membership units. As a result, the Company expects that it would be difficult at the present time to sell its interest in Network if liquidation is required.

MERGER

     If Delta's stock price remains high, the Company's management and general counsel believe that merger of the Company into another company could substantially avoid the tax burden of liquidation and the Company's shareholders would receive stock in that company for their Castle Energy Corporation stock. At the present time, finding a merger partner would be difficult because of the reluctance of any potential merger partner to assume the Company's current litigation risks. Before the Company sold its assets to Delta, discussions regarding potential mergers of the Company with two other exploration and production companies were terminated primarily for this reason. Even if concerns about the Company's litigation issues were resolved, a merger would have to be approved by the Company's shareholders and probably also by the shareholders of the company into which the Company would merge.

     If the Company ultimately merged with another company it would avoid many of the risks associated with the liquidation. Some of these risks, however, such as those associated with liquidation of assets and litigation, to the extent such risks are not resolved before any such merger, would continue in the surviving company. If such a merger were structured as a tax-free reorganization, stockholders' bases in their Castle Energy Corporation stock and relating holding periods would probably carryover to the new stock of the surviving corporation although the precise tax consequences cannot be evaluated until any related merger is negotiated. Whatever the case, it is probable that any merger would require a significant amount of regulatory filings and take several months or longer to complete.

CONTINUING TO OPERATE

     If the Company does not liquidate but instead continues to operate, the Company would still be subject to several of the risks noted above, including litigation risk, the continuing public company administrative burden and the lack of liquidity. The Company estimates that its annual general and administrative costs, if it continues to exist as a public company, would be at least $700-$900, excluding litigation - related legal costs. In addition, the Company would lack direct operating assets and a business to operate. In addition, the Company may not be able to hire sufficient experienced staff to operate such assets, having severed most of its personnel in fiscal 2002. Under such circumstances, the Company would be subject to many competitive disadvantages if it again decides to acquire energy assets or other assets and businesses. For example, few analysts believe it is possible to acquire oil and gas properties at favorable prices at the present time or in the near future given current high prices for oil and gas production and reserves. Many energy companies have more financial resources than the Company and could easily outbid the Company in such an acquisition scenario. Furthermore, the Company must be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities to avoid becoming an investment company subject to federal regulation under the Investment Company Act of 1940 ("Investment Act"). Although the Company does not believe the Company is an investment company within the meaning of the Investment Act, a future determination that the Company is an investment company subject to the Investment Act would result in even more significant regulatory compliance costs and obligations.

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

     Although the Company has reviewed and sought to acquire oil and gas assets during fiscal 2003 and for the first quarter of fiscal 2004, the Company has not been successful in such acquisitions. The prices paid by successful bidders has been higher than that the Company would be willing to pay. Nevertheless, no resolution of the ChevronTexaco litigation appears imminent in the near term and the Company is increasing its effort to acquire oil and gas or other energy-related assets if such assets can be acquired on favorable terms.

CRITICAL ACCOUNTING POLICIES:

     The accounting policies critical to the Company in the future, are as follows:

Equity Method of Accounting

     The Company currently owns approximately 39% of Delta and accounts for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $6,900 at May 31, 2002 and December 31, 2003. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

Discontinued Refining Operations

     At December 31, 2003, the Company had recorded net refining liabilities retained of $2,404. As noted in Note 4 to the consolidated financial statements in this Form 10-Q, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville

Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

Future Distributions to Stockholders, If Any

     If the Company's Board of Directors decides to liquidate the Company, it is possible that the related plan of liquidation would contemplate distributions to stockholders of shares of Delta common stock and perhaps of other assets of the Company. If the Company distributes Delta stock or other assets to stockholders, the Company will first adjust the book value of the assets to be distributed to their fair market values and, if appropriate, for an indicated impairment of value, recognizing the resultant loss. The Company would then record the distribution as a charge to retained earnings equal to the book value of the assets being distributed.

Valuation Allowance for Deferred Income Tax Asset

     At December 31, 2003, the Company recorded a valuation allowance of $6,770, substantially offsetting its gross deferred tax asset of $7,478 at that date. That valuation allowance is based upon the Company's assessment that the Company will not generate future taxable income to utilize all of its gross deferred tax assets at December 31, 2003 based primarily on the Company's expectations that it will incur significant general and administrative expenses liquidating its assets without earning offsetting revenue. In addition, the Company is a party to several lawsuits, including a complaint for environmental indemnification, for which the Company has recorded no liabilities except for $2,404 of net refining liabilities retained. The net deferred tax asset at December 31, 2003 relates to income that has been recognized for tax purposes but has not yet been recognized for financial reporting purposes. If circumstances change such that the Company expects future taxable income, the Company will revise its valuation allowance, resulting in tax recoveries.

Investment in Network

     At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions the Company's investment in Network was reduced to zero. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by May 9, 2003. Network still has not entered into any revenue- generating contracts. If Network is able to enter into revenue-generating contracts and generate future net income, the Company may record its share of such income under the equity method of accounting.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has sold all of its direct oil and gas production and currently is not subject to market risk on the prices received for oil and gas production as in the past.

Item 4. Controls and Procedures

   The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of December 31, 2003 are as follows:

     a) They have concluded that the Company's disclosure controls and procedures are effective in promptly identifying items that should be included in the Company's reports required under the Exchange Act.

     b) There have not been any significant changes in the Company's internal controls or in other factors that could affect such controls subsequent to December 31, 2003.

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

     See Exhibits 31.1 and 31.2 to this Form 10-Q.

                   PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2003. Also see Note 4 to the December 31, 2003 consolidated financial statements included in Part I.

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


     Date: February 13, 2004            CASTLE ENERGY CORPORATION



                                        /s/Richard E. Staedtler
                                        --------------------------------------
                                        Richard E. Staedtler
                                        Chief Financial Officer
                                        Chief Accounting Officer