Form 10-Q
period 2004-03-31
CASTLE ENERGY CORP
filed 2004-05-20
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   (Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2004
                                ------------------------------------------------

                                       or


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period ended

                        Commission file number: 0-10990
                                                -------


                           CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                          Delaware                                              76-0035225
------------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

      357 South Gulph Road, Suite 260, King of Prussia, Pennsylvania 19406
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


        Registrant's Telephone Number, Including Area Code (610) 992-9900
                                                           --------------


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

        Indicate by check X whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes       No  X  .
                                               ---      ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,717,384 shares of Common Stock, $.50 par value, outstanding as of May 6, 2004.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                           PAGE #
                                                                                           ------
Part I.      Financial Information
             ---------------------

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - March 31, 2004 (Unaudited) and
                     September 30, 2003....................................................... 2

                     Consolidated Statements of Operations - Three Months Ended March 31,
                     2004 and 2003 (Unaudited)................................................ 3

                     Consolidated Statements of Operations - Six Months Ended March 31,
                     2004 and 2003 (Unaudited)................................................ 4

                     Condensed Consolidated Statements of Cash Flows - Six Months Ended
                     March 31, 2004 and 2003 (Unaudited)...................................... 5

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2003 and Six Months Ended
                     March 31, 2004 (Unaudited)............................................... 6

                     Notes to the Consolidated Financial Statements (Unaudited)............... 7

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations........................................................... 19


             Item 3. Qualitative and Quantitative Disclosures About Market Risk.............. 23

             Item 4. Controls and Procedures................................................. 23

Part II.     Other Information
             -----------------

             Item 1. Legal Proceedings....................................................... 24

             Item 4. Submission of Matters to a Vote of Security Holders..................... 24

             Item 6. Exhibits and Reports on Form 8-K........................................ 24

Signature    ................................................................................ 25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000's" Omitted Except Share Amounts)

                                                                                                 MARCH 31,        SEPTEMBER 30,
                                                                                                  2004                2003
                                                                                               ------------       ------------
                                                                                                 UNAUDITED
                                       ASSETS
Current assets:
    Cash and cash equivalents........................................................            $ 22,443           $ 10,615
    Restricted cash..................................................................               4,194              4,285
    Accounts receivable - sale of marketable securities..............................
    Accounts receivable..............................................................                 886                152
    Marketable securities............................................................                  15              4,088
    Prepaid expenses and other current assets........................................                  93                112
    Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126.........................................................................
    Deferred income taxes............................................................                                    648
                                                                                                 --------           --------
      Total current assets...........................................................              27,631             19,900
Property, plant and equipment, net:
    Furniture, fixtures, equipment and vehicles......................................                  83                 65
    Oil and gas properties, net (full cost method)...................................
     Proved properties...............................................................               9,208
     Unproved properties not being amortized.........................................
Investment in Network Energy LLC, net of impairment reserve of $354..................
Investment in Delta Petroleum Corporation............................................              28,759             29,477
Deferred income taxes................................................................               2,072                366
                                                                                                 --------           --------
     Total assets....................................................................            $ 67,753           $ 49,808
                                                                                                 ========           ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable.................................................................            $    334           $    330
    Accounts payable.................................................................                 394                541
    Accrued expenses.................................................................                 190                241
    Accrued taxes on appreciation of marketable securities...........................                                    649
    Income taxes payable.............................................................                 258
                                                                                                 --------           --------
      Total current liabilities......................................................               1,176              1,761
Net refining liabilities retained....................................................               2,406              2,404
Asset retirement obligation..........................................................                 222
Deferred income taxes................................................................               1,483
                                                                                                 --------           --------
      Total liabilities..............................................................               5,287              4,165
                                                                                                 --------           --------
Commitments and contingencies........................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 11,596,404 shares issued at March 31, 2004 and 11,503,904 shares issued at
      September 30, 2003.............................................................               5,799              5,752
    Additional paid-in capital.......................................................              76,187             68,532
    Accumulated other comprehensive income, net of taxes.............................                 248              1,383
    Retained earnings................................................................              46,899             36,643
                                                                                                 --------           --------
                                                                                                  129,133            112,310
    Treasury stock at cost - 4,911,020 shares at March 31, 2004 and
       September 30,  2003...........................................................             (66,667)           (66,667)
                                                                                                 --------           --------
      Total stockholders' equity.....................................................              62,466             45,643
                                                                                                 --------           --------
      Total liabilities and stockholders' equity.....................................            $ 67,753           $ 49,808
                                                                                                 ========           ========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("$000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                   2004              2003
                                                                                ----------        ----------
Expenses:
    General and administrative...............................................   $    1,185        $      696
    Depreciation, depletion and amortization.................................           13                14
                                                                                ----------        ----------
                                                                                     1,198               710
                                                                                ----------        ----------

Operating income (loss)......................................................       (1,198)             (710)
                                                                                ----------        ----------

Other income (expense):
        Gain on sale of marketable securities................................          538
        Gain on sale of Delta Petroleum Corporation investment...............       12,547
        Interest income......................................................           36                88
        Other income (expense)...............................................          448               (12)
        Equity in income of Delta Petroleum Corporation......................          246               562
        Equity in loss of Networked Energy LLC...............................
        Impairment provision - investment in Networked Energy LLC............                           (480)
      Decrease in market value of option granted to Delta Petroleum
          Corporation........................................................                            217
                                                                                ----------        ----------
                                                                                    13,815               375
                                                                                ----------        ----------

Income (loss) before provision for income taxes..............................       12,617              (335)
                                                                                ----------        ----------

    Provision for (benefit of) income taxes:
      State..................................................................           12                 9
      Federal................................................................          437               312
                                                                                ----------        ----------
                                                                                       449               321
                                                                                ----------        ----------
Net income (loss)............................................................   $   12,168             ($656)
                                                                                ==========        ==========

Net income (loss) per share:
        Basic.................................................................  $     1.83             ($.10)
                                                                                ==========        ==========
        Diluted..............................................................   $     1.77             ($.10)
                                                                                ==========        ==========
    Weighted average number of common and potential dilutive common shares outstanding:
      Basic..................................................................    6,651,203         6,592,884
                                                                                ==========        ==========
      Diluted................................................................    6,889,729         6,593,082
                                                                                ==========        ==========


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ("000's" Omitted Except Share Amounts)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                                 ---------------------------
                                                                                    2004              2003
                                                                                 ----------       ----------
Expenses:
      General and administrative..............................................   $    2,424       $    1,565
      Depreciation, depletion and amortization................................           25               29
                                                                                 ----------       ----------
                                                                                      2,449            1,594
                                                                                 ----------       ----------

Operating income (loss).......................................................       (2,449)          (1,594)
                                                                                 ----------       ----------

Other income (expense):
        Gain on sale of marketable securities.................................          538
        Gain on sale of Delta Petroleum Corporation investment................       12,547
        Interest income.......................................................           72              151
        Other income..........................................................          448                2
        Equity in income of Delta Petroleum Corporation.......................          506              750
        Equity in loss of Networked Energy LLC................................                           (20)
        Impairment provision - investment in Networked Energy LLC.............                          (480)
      Decrease in fair market value of option granted to Delta Petroleum
        Corporation...........................................................                           415
                                                                                 ----------       ----------
                                                                                     14,111              818
                                                                                 ----------       ----------

Income (loss) before provision for income taxes...............................       11,662             (776)
                                                                                 ----------       ----------

    Provision for (benefit of) income taxes:
      State...................................................................           21               (3)
      Federal.................................................................          721             (104)
                                                                                 ----------       ----------
                                                                                        742             (107)
                                                                                 ----------       ----------
Net income (loss) ............................................................   $   10,920            ($669)
                                                                                 ==========       ==========

Net income (loss) per share:
        Basic.................................................................   $     1.65            ($.10)
                                                                                 ==========       ==========
        Diluted...............................................................   $     1.61            ($.10)
                                                                                 ==========       ==========

    Weighted average number of common and potential dilutive common shares outstanding:
       Basic..................................................................    6,622,269        6,592,884
                                                                                 ==========       ==========
        Diluted...............................................................    6,803,515        6,594,657
                                                                                 ==========       ==========



    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000's" Omitted)
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                         2004                 2003
                                                                                        -------              -------
Net cash flow provided by (used in) operating activities.................               ($2,195)             ($1,961)
                                                                                        -------              -------

Cash flows from investing activities:
       Investment in vehicles............................................                   (43)
       Investment in oil and gas properties..............................                (9,512)
       Investment in Networked Energy LLC................................                                       (125)
                                                                                        -------              -------
                 Net cash used in investing activities...................                (9,555)                (125)
                                                                                        -------              -------

Cash flows from financing activities:
         Proceeds from exercise of stock options.........................                   514
         Proceeds from sale of marketable securities.....................                 2,809
         Proceeds from sale of investment in Delta Petroleum Corporation.                20,914
         Dividends paid to stockholders..................................                  (659)                (660)
                                                                                        -------              -------
         Net cash provided by (used in) financing activities.............                23,578                 (660)
                                                                                        -------              -------
Net increase (decrease) in cash and cash equivalents.....................                11,828               (2,746)
Cash and cash equivalents - beginning of period..........................                10,615               15,539
                                                                                        -------              -------
Cash and cash equivalents - end of period................................               $22,443              $12,793
                                                                                        =======              =======


    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           OTHER COMPREHENSIVE INCOME
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                           YEAR ENDED SEPTEMBER 30, 2003 AND SIX MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
                                           -----------------------------------------------------------------------------
                                                                                               ACCUMULATED
                                              COMMON STOCK     ADDITIONAL                        OTHER
                                           -----------------    PAID-IN      COMPREHENSIVE   COMPREHENSIVE     RETAINED
                                           SHARES     AMOUNT    CAPITAL         INCOME        INCOME (LOSS)    EARNINGS
                                           ------     ------    -------         ------        -------------    --------
Balance-October 1, 2002..................11,503,904   $5,752    $67,365                          $487          $39,965

Issuance of additional stock by Delta
   Petroleum Corporation.................                         1,167
Dividends declared ($.20 per share)                                                                             (1,321)
Comprehensive income (loss):
  Net income (loss)......................                                      ($2,001)                         (2,001)
  Other comprehensive income (loss):
     Unrealized gain (loss) on
      marketable securities, net of $375
      of income taxes....................                                          666            666
     Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $129 tax
      benefit............................                                          230            230
                                                                               -------
                                                                               ($1,105)
                                         ----------   ------    -------        =======        -------          -------
Balance - September 30,. 2003............11,503,904    5,752     68,532                         1,383           36,643


Options exercised........................    92,500       47        467
Tax benefit of options exercised                                     99
Issuance of additional stock by Delta
  Petroleum Corporation..................                         7,089
Dividends declared ($.10 per share)                                                                               (664)
Comprehensive income (loss):
  Net income (loss)......................                                      $10,920                          10,920
  Other comprehensive income (loss):
     Reclassification adjustment, net of
     $649 tax............................                                       (1,153)        (1,153)
     Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $9 tax
      benefit............................                                           18             18
                                                                               -------
                                                                               $ 9,785
                                         ----------   ------    -------        =======        -------          -------
Balance - March 31, 2004.................11,596,404   $5,799    $76,187                       $   248          $46,899
                                         ==========   ======    =======                       =======          =======

                                                 YEAR ENDED SEPTEMBER 30, 2003 AND
                                           SIX MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
                                           -------------------------------------------
                                                  TREASURY STOCK
                                                 ------------------
                                                 SHARES      AMOUNT        TOTAL
                                                 ------      ------        -----
Balance-October 1, 2002..................      4,911,020   ($66,667)      $46,902

Issuance of additional stock by Delta
   Petroleum Corporation.................                                   1,167
Dividends declared ($.20 per share)                                        (1,321)
Comprehensive income (loss):
  Net income (loss)......................                                  (2,001)
  Other comprehensive income (loss):
     Unrealized gain (loss) on
      marketable securities, net of $375
      of income taxes....................                                     666
     Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $129 tax
      benefit............................                                     230


                                               ---------   --------       -------
Balance - September 30,. 2003............      4,911,020    (66,667)       45,643


Options exercised........................                                     514
Tax benefit of options exercised                                               99
Issuance of additional stock by Delta
  Petroleum Corporation..................                                   7,089
Dividends declared ($.10 per share)                                          (664)
Comprehensive income (loss):
  Net income (loss)......................                                  10,920
  Other comprehensive income (loss):
     Reclassification adjustment, net of
     $649 tax............................                                  (1,153)
     Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $40 tax
      benefit............................                                      18


                                               ---------   --------       -------
Balance - March 31, 2004.................      4,911,020   ($66,667)      $62,466
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

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three-month and six-month periods ended March 31, 2004 and 2003 and for a fair statement of financial position at March 31, 2004.

Note 2 - September 30, 2003 Balance Sheet
-----------------------------------------

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

Note 4 - Environmental Liabilities/Litigation
---------------------------------------------

         ChevronTexaco Litigation

         On August 13, 2002, three subsidiaries of ChevronTexaco filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend ChevronTexaco against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others, that ChevronTexaco has incurred or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into ChevronTexaco) which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA").

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

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The Company is awaiting a rescheduling of the presumptive trail date for this case from the Federal District Court caused by the court's crowded criminal docket. The Company expects to pursue motions for summary judgment prior to trial.

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

         To pursue the appeal, the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorney's fees, and to maintain that bond until the resolution of the appeal. Originally, the Company and its subsidiaries anticipated posting a bond of approximately $3,000 based upon the net amount of damages but the Company and its subsidiaries later decided to post a bond of $3,886 based upon the gross damages in order to avoid on-going legal expenses and to expeditiously move the case to the Tyler Court of Appeals. The certificate of deposit, including accumulated interest, supporting the bond was $4,099 as of March 31, 2004. The letter of credit supporting this bond was provided by the Company's lender pursuant to the Company's line of credit with that lender, and such letter of credit was supported by a certificate of deposit of the Company. The certificate of deposit will remain restricted until all appeals have been completed. The Company expects that all appeals will be completed by June 30, 2004 and the certificate of deposit will be released by then.

        The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. When this appeal process concludes, certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. Based on the evidence at the initial trail coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract, that Long Trusts suffered no damages, and that such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company. The award of damages to Company upheld by the appellate court, estimated at $934, would have to be paid by the Long Trusts prior to any potential retrial.

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

         Dominion Litigation

         On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company preliminarily estimates the amount in controversy to be approximately $1,180. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl- Mitchell to offset its claim. The Company and Dominion are currently examining land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

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

         The Company is contesting this matter vigorously and believes that Dominion's claims are without merit and has accordingly made no provision for Dominion's claim in its March 31, 2004 financial statements.

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

         The Company has been made aware that an issue has arisen within the industry regarding the application of the provisions of SFAS No. 142 and SFAS No. 141 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires companies to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


         If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amount that would be reclassified is approximately as follows:


                                                                MARCH 31, 2004
                                                                --------------
         Intangible assets:
            Proved leasehold acquisition costs.............         $1,200
                                                                    ======


         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement costs to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company recorded an asset retirement obligation of $222 in conjunction with its acquisition of interests in gas wells on March 31, 2004 (see Note 11).

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

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 6 - Income Taxes
---------------------

         The Company's deferred taxes are comprised of the following:

                                                                                      MARCH 31, 2004         SEPTEMBER 30, 2003
                                                                                      --------------         ------------------
                                                                                        (UNAUDITED)

         Deferred tax assets - gross....................................                   $2,072                   $7,431
         Valuation allowance............................................                                            (6,417)
                                                                                           ------                   ------
         Deferred tax assets - net......................................                   $2,072                   $1,014
                                                                                           ------                   ------

         Deferred tax liability.........................................                   $1,483                   $  -
                                                                                           ======                   ======

         Income taxes payable...........................................                   $  258                   $  -
                                                                                           ======                   ======

         The Company's gross deferred tax assets decreased from $7,431 at September 30, 2003 to $2,072 at March 31, 2004 primarily because the Company utilized most of its tax carryforwards to reduce its taxable income for the six months ended March 31, 2004.

         At March 31, 2004, the Company determined that it was more likely than not that the Company would generate future taxable income sufficient to utilize all of its deferred tax assets. The Company's tax basis in the shares of Delta stock that it owns is approximately $22,000 whereas the value of such Delta stock, based upon the closing prices on May 6, 2004, was approximately $108,000 (see Note 9).

         The income taxes payable at March 31, 2004 relate to Federal alternative minimum taxes. Although the Company has significant alternative minimum tax carryforwards, it can only use 90% of such carryforwards to offset related alternative minimum taxable income.

Note 7 - Restricted Cash
------------------------

         Restricted cash consists of the following:

                                                                                          MARCH 31,             SEPTEMBER 30,
                                                                                            2004                     2003
                                                                                           ------                   ------
                                                                                         (UNAUDITED)
         Funds supporting bond for Long Trusts Lawsuit...................                  $4,099                   $4,075
         Funds supporting letters of credit for operating bonds..........                      95                      210
                                                                                           ------                   ------
                                                                                           $4,194                   $4,285
                                                                                           ======                   ======

Note 8 - Accounts Receivable
----------------------------

         Accounts receivable consists of the following:

                                                                                          MARCH 31,             SEPTEMBER 30,
                                                                                            2004                     2003
                                                                                           ------                   ------
                                                                                         (UNAUDITED)
         Prior years' oil/gas severance tax refund.......................                 $   293
         Estimated purchase price adjustment on purchase of
           Appalachian gas properties....................................                     526
         Other, net of allowance for doubtful accounts...................                      67                   $  152
                                                                                           ------                   ------
                                                                                          $   886                   $  152
                                                                                           ======                   ======

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


        Subsequent to March 31, 2004, $399 of the accounts receivable due at March 31, 2004 was collected.

Note 9 - Investment in Delta Petroleum Corporation
--------------------------------------------------

        Condensed financial information concerning Delta Petroleum Corporation ("Delta") is as follows:

                          CONDENSED BALANCE SHEET
                                                                                         MARCH 31,              SEPTEMBER 30,
                                                                                           2004                     2003
                                                                                         --------                 --------
                                                                                        (Unaudited)              (Unaudited)
                                  Assets

      Current assets......................................................               $ 37,935                 $  7,456
      Oil and gas properties, net.........................................                106,973                   93,198
      Other assets........................................................                  1,325                      195
                                                                                         --------                 --------
                                                                                         $146,233                 $100,849
                                                                                         ========                 ========

                   Liabilities and Stockholders' Equity

      Current liabilities, including current portion of long-term debt....               $ 17,415                 $ 18,029
      Long-term liabilities...............................................                 28,091                   27,555
      Stockholders' equity................................................                100,727                   55,265
                                                                                         --------                 --------
                                                                                         $146,233                 $100,849
                                                                                         ========                 ========


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ---------------------------------
                                                                                            2004                  2003
                                                                                            ----                  ----
                                                                                         (Unaudited)           (Unaudited)
                     CONDENSED STATEMENT OF OPERATIONS

      Revenue:
        Oil and gas sales.................................................               $ 10,628                 $  7,717
        Other.............................................................                   (286)                    (742)
                                                                                         --------                 --------
                                                                                           10,342                    6,975
                                                                                         --------                 --------
      Expense:
        Lease operating expenses..........................................                  2,506                    2,556
        General and administrative........................................                  2,030                    1,068
        Depreciation, depletion and amortization..........................                  3,085                    1,428
        Other.............................................................                  1,908                      208
                                                                                         --------                 --------
                                                                                            9,529                    5,260
                                                                                         --------                 --------
      Other income (expense)..............................................                  1,452                     (408)
                                                                                         --------                 --------
      Discontinued operations.............................................                    189
                                                                                         --------
      Income (loss) before taxes..........................................                  2,454                    1,307
      Income taxes........................................................
                                                                                         --------                 --------
      Net income (loss)...................................................               $  2,454                 $  1,307
                                                                                         ========                 ========

                                     CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                          2004                2003
                                                                                          ----                ----
                                                                                                (Unaudited)
                     CONDENSED STATEMENT OF OPERATIONS

      Revenue:
        Oil and gas sales.................................................               $18,702            $13,808

        Other.............................................................                  (354)            (1,129)
                                                                                         -------            -------
                                                                                          18,348             12,679
                                                                                         -------            -------
      Expense:
        Lease operating expenses..........................................                 4,847              5,123
        General and administrative........................................                 3,866              2,045
        Depreciation, depletion and amortization..........................                 5,391              2,620
        Other.............................................................                 2,223                326
                                                                                         -------            -------
                                                                                          16,327             10,114
                                                                                         -------            -------
      Other income (expense)..............................................                   891               (830)
                                                                                         -------            -------
      Discontinued operations.............................................                   194
                                                                                         -------
      Income (loss) before taxes..........................................                 3,106              1,735
                                                                                         -------            -------
      Income taxes........................................................
      Net income (loss)...................................................               $ 3,106            $ 1,735
                                                                                         =======            =======

          At September 30, 2003, the Company owned 9,948,289 shares of Delta. In March 2004, the Company sold 2,260,414 shares of Delta for net proceeds of $20,914 and recognized a gain of $12,547 on the sale. The book value of the shares sold was based upon the book value per share of the Company's investment in Delta on the day of sale. At March 31, 2004, the Company owned 7,687,875 shares of Delta, representing approximately 25% of Delta's outstanding shares.

          The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended March 31, 2004 and 2003, December 31, 2003 and 2002 and September 30, 2003.

          Delta's stock is traded on the Nasdaq stock market under the symbol "DPTR." At May 6, 2004, the closing price of Delta's common stock was $14.07.

          At March 31, 2004, there were approximately 4,800,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The average exercise price for such options and warrants was significantly less than the closing market price. The Company holds none of these options and warrants. If all such options and warrants had been exercised at March 31, 2004, the Company's percentage ownership of Delta would have decreased from approximately 25% to approximately 22%.

Note 10 - Amendment of Stockholder Rights Plan
----------------------------------------------

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

Note 11 - Purchases of Oil and Gas Properties
---------------------------------------------

          On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was $8,121 consisting of $8,000 for the agreed-upon purchase price as of January 1, 2004 plus $121 of net expenses paid by Delta applicable to the period January 1, 2004 to March 31, 2004. The effective date of the purchase was January 1, 2004. The Company estimates that it will receive approximately $350 of purchase price adjustments at a final accounting on or before June 30, 2004. Such purchase price adjustments represent estimated cash flow from the properties from January 1, 2004 to March 31, 2004 excluding the $121 of net expenses during that period already paid by Delta.

        The Company currently owns approximately 25% of Delta (see Note 9) and three of the Company's directors are also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        At the same time the Company also purchased another owner's interests in the same gas properties for $334 subject to similar final closing adjustments. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties. The Company estimates that it will receive $16 of purchase price adjustments related to this interest.

        On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100 from five limited partnerships. That transaction closed March 30, 2004 and the Company expects purchase price adjustments of approximately $160 before final closing on or before June 30, 2004. The general partner of the five selling limited partnerships is also an officer of the Company. As a result, the Company appointed a committee of independent directors to evaluate and make recommendations to the Board with respect to the proposed transaction. The committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's opinion that the proposed purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        The Company's petroleum reservoir engineer has estimated the proved reserves applicable to the three purchases to be approximately 8 billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests will be operated by the Company. The Company also entered into an operations management agreement with Delta whereby Delta agreed to perform certain well operations functions for the Company on a transitional basis for up to six months commencing April 1, 2004.

        For accounting purposes the Company has allocated the entire purchase price, including estimated purchase price adjustments and estimated asset retirement obligations associated with the properties to proved oil and gas properties. At March 31, 2004, the Company recorded the following investment in proved oil and gas properties.

                                         CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                                         (UNAUDITED)



                                                                               ESTIMATED                            ESTIMATED
                                                                                 FINAL           ESTIMATED            FINAL
                                                              PAID             PURCHASE            ASSET            ADJUSTED
                                                               AT                PRICE           RETIREMENT         PURCHASE
                                                             CLOSING          ADJUSTMENTS        OBLIGATION          PRICE
                                                             -------          -----------        ----------          ------
        Purchase of interests in 138 wells from
        Delta.......................................         $8,078              ($350)             $179             $7,907
        Purchase of interests in same 138 wells
        from an outside party.......................            334                (16)                7                325
        Purchase of interests in additional 28
        wells from five limited partnerships........          1,100               (160)               36                976
                                                             ------              -----              ----             ------
                                                             $9,512              ($526)             $222             $9,208
                                                             ======              =====              ====             ======

        Although the Company has estimated the final purchase price adjustment of $526 and asset retirement obligation of $222, the actual purchase price adjustments and asset retirement obligations may differ significantly from the Company's estimates as a result of changes in gas prices, production and other factors. Subsequent changes in the adjusted purchase price and asset retirement obligations will be recorded when they are determined.

        In addition, $43 was allocated to trucks acquired in the Delta purchase.

Note 12 - Subsequent Events
---------------------------

          Subsequent to March 31, 2004, an officer of one the Company's subsidiaries exercised options for 32,000 shares of the Company's common stock, increasing the number of outstanding shares to 6,717,384. Proceeds from such option exercises were $184.

Note 13 - Restatement
---------------------

          As previously disclosed in Form 10-K/A, the Company has restated its September 30, 2002 financial statements. The restatement reflects an adjustment to general and administrative expenses to correct overaccrued severance recorded in the year ended September 30, 2002 for approximately $258 which was also incorrectly reversed during the quarter ended December 31, 2002. The following table reflects the impact of restating the amounts previously reported in the income statement for the six months ended March 31, 2003:

                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                               2003
                                                                                    --------------------------
                                                                                    PREVIOUSLY
                                                                                     REPORTED      AS RESTATED
                                                                                     --------      -----------
      General and administrative expenses................................             $1,307          $1,565
      Operating income (loss)............................................            ($1,336)        ($1,594)
      Net income (loss) before provision for (benefit of) income taxes...            ($  518)        ($  776)
      Net income (loss)..................................................            ($  411)        ($  669)
      Net income (loss) per share:
        Basic............................................................            ($  .06)        ($  .10)
        Diluted..........................................................            ($  .06)        ($  .10)

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

        During the period from August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into another company and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's consolidated financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of refining operations has been confined to the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent environmental liabilities of the Company and its refining subsidiaries.

        Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

        General and administrative expenses increased $859 or 55% from the six months ended March 31, 2003 to the six months ended March 31, 2004. The increase resulted primarily from increased legal costs related to the ChevronTexaco lawsuit. In addition, the Company recorded a bad debt provision of $86 for the six months ended March 31, 2004 because of delays and uncertainties in the collection of estimated accounts receivable that were then over eighteen months old. No similar bad debt provision was recorded for the six months ended March 31, 2003.

        The Company recorded no gain or loss in the value of the option it granted to Delta for the six months ended March 31, 2004 because that option expired unexercised on May 31, 2003. The Company had granted Delta an option to repurchase 3,188,667 of the Delta shares held by the Company at $4.50/share until May 31, 2003 as part of the sale of its domestic oil and gas properties to Delta on May 31, 2003. The Company currently owns approximately 25% of Delta.

        The Company recorded no portion of the loss of Networked Energy LLC ("Network") for the six months ended March 31, 2004 because the Company had recorded a $354 impairment provision on its equity investment in Network's and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003, reducing both amounts to zero. The Company has no obligation to fund Network's future losses. For the six months ended March 31, 2004, Network's loss was $14. The Company owns 45% of Network.

        The Company's equity in Delta's net income decreased $244 or 33% from the six months ended March 31, 2003 to the six months ended March 31, 2004, During this period, the Company's percentage ownership of Delta decreased from approximately 39% to 25%. The decrease was also caused by Delta's decreased net income, excluding the $1,782 gain recorded by Delta on its sale of its Appalachian properties to the Company (see Note 11). The Company did not record any portion of Delta's gain on that sale because of the Company's equity ownership of Delta (see Note 9).

        During the three months ended March 31, 2004, the Company sold all of its holding in Penn Octane Corporation ("Penn Octane"), constituting 1,343,600 shares of common stock of Penn Octane, for $2,809 resulting in a gain on the sale of $538. As a result of the sale the Company's only remaining marketable securities consisted of 177 shares of ChevronTexaco which had a market value of $15 at March 31, 2004. In addition, the Company sold 2,260,414 shares of Delta for $20,914, resulting in a gain of $12,547 (see Note 9). There were no such sales during the six months ended March 31, 2003.

        For the six months ended March 31, 2004, the Company recorded a tax provision of $742 or 6.4% of pre-tax book income for the period. This provision was significantly less than that which would be obtained using the Company's blended tax rate (Federal and state taxes combined) at 36% because the Company was able to utilize much of its tax carryforwards to offset such pre-tax income.

        The $107 tax benefit for the six-months ended March 31, 2003 resulted primarily because of changes in the Company's expectations concerning future taxable income. The Company increased its valuation allowance from September 30, 2002 to March 31, 2003 by $198 resulting in a deferred tax asset of $901.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended March 31, 2004, the Company used $2,195 in operating activities. During the same period the Company paid $9,555 for oil and gas properties and vehicles and $659 for dividends to stockholders. At March 31, 2004, the Company had $22,443 of unrestricted cash, $26,455 of working capital and no long-term debt. During the same period the Company received $20,914 in proceeds from the sale of part of its investment in Delta Petroleum Corporation and $2,809 in proceeds from the sale of marketable securities.

        At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the ChevronTexaco litigation (see Note 4), recurring dividends and lease operating costs related to the Appalachian gas properties acquired by the Company (see Note 11). In addition, the Company continues to review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition. In addition, as explained in Note 4, the Company anticipates that most of its restricted cash will be released in the near future and those funds could also be used to fund future acquisitions.

        The Company's future operations are subject to the following risks:

        a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (Note 4 to the consolidated financial statements), ChevronTexaco's recovery could conceivably exceed the Company's net worth. ChevronTexaco could also conceivably sue larger stockholders of the Company after a distribution had been made.

        b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2003 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserve acquisitions using such pricing. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company's quarterly and annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision
             - see "Critical Accounting Policies": below.

        c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating approximately 130 gas wells - including the risk of oil and gas spills, resulting environmental damage, third party liability claims related to operations, including claims by landowners where the operated wells are located, as well as general operating risks.

        d. Public Market for the Company's Stock - Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. Such volatility may adversely affect the market price and liquidity of the Company's common stock.

        e. Other Risks - In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with the increased litigation that appear to affect most corporations.

        f. Future of the Company- Although the Company has recently acquired interests in 166 gas wells in Pennsylvania (see Note 11), the Company is smaller than many of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) are expected to consume a greater percentage of the Company's oil and gas revenues than do those of many of its larger competitors unless the Company is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgement - the Company's directors many consider options to liquidate the Company or merge the Company into another public company to maximize shareholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, tax risks and risks in the liquidation of its assets. Such risks are more fully described in Form 10-K for the year ended September 30, 2003.

CRITICAL ACCOUNTING POLICIES:

        The accounting policies critical to the Company in the future, are as follows:

EQUITY METHOD OF ACCOUNTING

        At March 31, 2004, the Company owned approximately 25% of Delta and accounted for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $3,600 at March 31, 2004. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

DISCONTINUED REFINING OPERATIONS

        At March 31, 2004, the Company had recorded net refining liabilities retained of $2,406. As noted in Note 4 to the consolidated financial statements in this Form 10-Q, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,406. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

VALUATION ALLOWANCE FOR DEFERRED INCOME TAX ASSET

        At March 31, 2004, the Company recorded no valuation allowance offsetting its gross deferred tax asset of $2,072 at that date. Recording no valuation allowance is based upon the Company's assessment that the Company will generate future taxable income to utilize all of its gross deferred tax assets at March 31, 2004. If circumstances change such that the Company no longer expects future taxable income or expects less future taxable income, the Company will revise its valuation allowance, which could result in tax expense.

INVESTMENT IN NETWORK

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions the Company's investment in Network was reduced to zero. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by May 7, 2004. Network still has not entered into any revenue- generating contracts. If Network is able to enter into revenue-generating contracts and generate future net income, the Company may record its share of such income under the equity method of accounting.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10% and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting.

ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells (see Note 11). The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If oil and gas market prices increase, oil and gas sales applicable to the unhedged production will increase. If oil and gas market prices decrease, oil and gas sales and the gross margin related to such unhedged production will decrease.

ITEM 4.   CONTROLS AND PROCEDURES

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of March 31, 2004 are as follows:

       a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the report it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

       b) There were no significant changes in the Company's internal controls or in other factors that could affect such controls during the quarter ended March 31, 2004 or that materially affected, or are reasonably likely to materially affect the Company's internal control in the future.

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

       See Exhibits 31.1 and 31.2 to this Form 10-Q.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2003. Also see Note 4 to the March 31, 2004 consolidated financial statements included in Part I.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders was held on February 26, 2004. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated January 20, 2004. A total of 5,778,769 shares (representing approximately 88% of outstanding shares) were present in person or by proxy.

        Messrs. Joseph L. Castle II and Sidney F. Wentz were elected to serve as directors until the 2007 Annual Meeting. The number of votes cast with respect to Messrs. Castle and Wentz were as follows:

                                                          FOR         WITHHELD
                                                       ---------      --------
                     Joseph L. Castle II               5,769,379        9,390
                     Sidney F. Wentz                   5,756,879       21,890

       At the Annual Meeting, the stockholders also approved the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending September 30, 2004 by a vote of 5,730,912 votes for such appointment, 40,350 against and 7,507 abstentions.

       In addition to the above, John P. Keller, Martin R. Hoffmann, Russell S. Lewis and Richard E. Staedtler continued on the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (A)   Exhibits:

                    Exhibit 10.148       Purchase and Sale Agreement between
                                         Delta Petroleum Corporation and Castle
                                         Exploration Company, Inc., dated March
                                         30, 2004.
                    Exhibit 11.1 -       Statement re: Computation of Earnings
                                         Per Share
                    Exhibit 31.1         Certificate of Chief Executive Officer
                                         (Section 302 of Sarbanes Oxley Act)
                    Exhibit 31.2         Certificate of Chief Financial Officer
                                         (Section 302 of Sarbanes Oxley Act)
                    Exhibit 32.1         Certificate of Chief Executive Officer
                                         (Section 906 of Sarbanes Oxley Act)
                    Exhibit 32.2         Certificate of Chief Financial Officer
                                         (Section 906 of Sarbanes Oxley Act)

           (B)   Reports on Form 8-K:    Form 8-K concerning the Company's
                                         acquisition of gas properties from
                                         Delta was filed April 13, 2004.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Date:      May 13, 2004                        CASTLE ENERGY CORPORATION



                                                      /s/Richard E. Staedtler
                                                      --------------------------
                                                      Richard E. Staedtler
                                                      Chief Financial Officer
                                                      Chief Accounting Officer