Form 10-Q
period 2004-06-30
CASTLE ENERGY CORP
filed 2004-08-19
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended              June 30, 2004
                               -------------------------------------------------
                                       or


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         For the transition period ended

                         Commission file number: 0-10990
                                                 -------

                            CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                    76-0035225
-----------------------------------        -------------------------------------
 (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     357 South Gulph Road, Suite 260, King of Prussia, Pennsylvania     19406
     --------------------------------------------------------------   ----------
                  (Address of Principal Executive Offices)            (Zip Code)


        Registrant's Telephone Number, Including Area Code (610) 992-9900
                                                           ---------------

________________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check [check mark] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [check mark] No _____.

         Indicate by check [check mark] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes____ No [check mark].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,720,384 shares of Common Stock, $.50 par value, outstanding as of August 11, 2004.

                                           CASTLE ENERGY CORPORATION


                                                     INDEX

                                                                                                        PAGE #
                                                                                                        ------
Part I.      Financial Information
             ---------------------

             Item 1. Financial Statements:


                     Consolidated Balance Sheets - June 30, 2004 (Unaudited) and September
                     30, 2003............................................................................... 2

                     Consolidated Statements of Operations - Three Months Ended June 30,
                     2004 and 2003 (Unaudited).............................................................. 3

                     Consolidated Statements of Operations - Nine Months Ended June 30, 2004
                     and 2003 (Unaudited)................................................................... 4

                     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                     June 30, 2004 and 2003 (Unaudited)......................................................5

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2003 and Nine Months Ended June
                     30, 2004 (Unaudited)................................................................... 6

                     Notes to the Consolidated Financial Statements (Unaudited)............................. 7

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations ........................................................................ 19

             Item 3. Qualitative and Quantitative Disclosures About Market Risk............................ 23

             Item 4. Controls and Procedures................................................................23

Part II.     Other Information
             -----------------

             Item 1. Legal Proceedings......................................................................24

             Item 6. Exhibits and Reports on Form 8-K.......................................................24


Signature...................................................................................................25

                                             PART I. FINANCIAL INFORMATION

                                              ITEM 1. FINANCIAL STATEMENTS

                                               CASTLE ENERGY CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                        ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)



                                                                                             JUNE 30,       SEPTEMBER 30,
                                                                                              2004              2003
                                                                                             --------         --------
                                                                                            UNAUDITED
                                       ASSETS
Current assets:
    Cash and cash equivalents.......................................................         $ 29,886         $ 10,615
    Restricted cash.................................................................            4,276            4,285
    Accounts receivable.............................................................              701              152
    Marketable securities...........................................................               16            4,088
    Prepaid expenses and other current assets.......................................               88              112
    Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126...........................................................
    Deferred income taxes...........................................................                               648
                                                                                             --------         --------
       Total current assets.........................................................           34,967           19,900
Property, plant and equipment, net:
    Furniture, fixtures, equipment and vehicles.....................................               68               65
    Oil and gas properties, net (full cost method):
    Proved properties...............................................................            9,246
    Unproved properties not being amortized.........................................
Investment in Networked Energy LLC, net of impairment reserve of $354...............
Investment in Delta Petroleum Corporation...........................................           38,173           29,477
Deferred income taxes...............................................................              259              366
                                                                                             --------         --------
     Total assets...................................................................         $ 82,713         $ 49,808
                                                                                             ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable................................................................         $    336         $    330
    Accounts payable................................................................              596              541
    Accrued expenses................................................................              885              241
    Accrued taxes on appreciation of marketable securities..........................                               649
    Income taxes payable............................................................              103
                                                                                             --------         --------
       Total current liabilities....................................................            1,920            1,761
Net refining liabilities retained...................................................            2,406            2,404
Asset retirement obligation.........................................................              227
Deferred income taxes...............................................................            5,423
                                                                                             --------         --------
       Total liabilities............................................................            9,976            4,165
                                                                                             --------         --------
Commitments and contingencies.......................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00;
       10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized;
       11,631,404 shares issued at June 30, 2004 and 11,503,904 shares issued at
       September 30, 2003...........................................................            5,816            5,752
    Additional paid-in capital......................................................           84,081           68,532
    Accumulated other comprehensive income, net of taxes............................              231            1,383
    Retained earnings...............................................................           49,276           36,643
                                                                                             --------         --------
                                                                                              139,404          112,310
    Treasury stock at cost - 4,911,020 shares at June 30, 2004 and September
       30,  2003....................................................................          (66,667)         (66,667)
                                                                                             --------         --------
       Total stockholders' equity...................................................           72,737           45,643
                                                                                             --------         --------
       Total liabilities and stockholders' equity...................................         $ 82,713         $ 49,808
                                                                                             ========         ========


    The accompanying notes are an integral part of these financial statements

                                           CASTLE ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                                  (UNAUDITED)



                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                   ---------------------------
                                                                                      2004             2003
                                                                                   ----------       ----------
Revenue:
    Gas sales..............................................................        $      491
                                                                                   ----------
                                                                                          491
                                                                                   ----------
Expenses:
    General and administrative.............................................             1,006       $      748
    Oil and gas production.................................................               133
    Depreciation, depletion and amortization...............................               128               14
    Litigation provision...................................................               825
                                                                                   ----------       ----------
                                                                                        2,092              762
                                                                                   ----------       ----------

Operating income (loss)....................................................            (1,601)            (762)
                                                                                   ----------       ----------

Other income (expense):
    Gain on sale of Delta Petroleum Corporation investment.................             5,664
    Interest income........................................................                30               43
    Other income (expense).................................................                (1)            (238)
    Equity in income of Delta Petroleum Corporation........................               350
    Decrease in market value of option granted to Delta Petroleum
       Corporation.........................................................                                 17
                                                                                   ----------       ----------
                                                                                        6,043             (178)
                                                                                   ----------       ----------

Income (loss) before provision for income taxes............................             4,442             (940)
                                                                                   ----------       ----------

Provision for (benefit of) income taxes:
    State..................................................................                37               (5)
    Federal................................................................             1,692             (207)
                                                                                   ----------       ----------
                                                                                        1,729             (212)
                                                                                   ----------       ----------
Net income (loss)..........................................................        $    2,713      ($      728)
                                                                                   ==========       ==========
Net income (loss) per share:

    Basic..................................................................        $      .40      ($      .11)
                                                                                   ==========       ==========
    Diluted................................................................        $      .39      ($      .11)
                                                                                   ==========       ==========

Weighted average number of common and potential dilutive common shares outstanding:
    Basic..................................................................         6,715,112        6,592,884
                                                                                   ==========       ==========
    Diluted................................................................         7,018,712        6,616,896
                                                                                   ==========       ==========






    The accompanying notes are an integral part of these financial statements

                                           CASTLE ENERGY CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     ("000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                                  (UNAUDITED)




                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                   ---------------------------
                                                                                      2004            2003
                                                                                   ----------       ----------
Revenue:
    Gas sales..............................................................        $      491
                                                                                   ----------
                                                                                          491
                                                                                   ----------
Expenses:
    General and administrative.............................................             3,430       $    2,313
    Oil and gas production.................................................               133
    Depreciation, depletion and amortization...............................               153               43
    Litigation provision...................................................               825
                                                                                   ----------       ----------
                                                                                        4,541            2,356
                                                                                   ----------       ----------

Operating income (loss)...................................................             (4,050)          (2,356)
                                                                                   ----------       ----------

Other income (expense):
    Gain on sale of marketable securities..................................               538
    Gain on sale of Delta Petroleum Corporation investment.................            18,211
    Interest income........................................................               102              194
    Other income...........................................................               447                2
    Equity in income of Delta Petroleum Corporation........................               856              512
    Equity in loss of Networked Energy LLC.................................                                (20)
    Impairment provision - investment in Networked Energy LLC..............                               (480)
    Decrease in market value of option granted to Delta Petroleum
       Corporation.........................................................                                432
                                                                                   ----------       ----------
                                                                                       20,154              640
                                                                                   ----------       ----------
Income (loss) before provision for income taxes............................            16,104           (1,716)
                                                                                   ----------       ----------

Provision for (benefit of) income taxes:
    State..................................................................                58               (8)
    Federal................................................................             2,413             (311)
                                                                                   ----------       ----------
                                                                                        2,471             (319)
                                                                                   ----------       ----------
Net income (loss)..........................................................        $   13,633      ($    1,397)
                                                                                   ==========       ==========

Net income (loss) per share:
    Basic..................................................................        $     2.05      ($      .21)
                                                                                   ==========       ==========
    Diluted................................................................        $     1.98      ($      .21)
                                                                                   ==========       ==========

Weighted average number of common and potential dilutive common shares outstanding:
    Basic..................................................................         6,652,995        6,592,884
                                                                                   ==========       ==========
    Diluted................................................................         6,886,691        6,601,764
                                                                                   ==========       ==========



    The accompanying notes are an integral part of these financial statements

                                       CASTLE ENERGY CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ("000'S" OMITTED)
                                              (UNAUDITED)




                                                                           NINE MONTHS ENDED JUNE 30,
                                                                           --------------------------

                                                                             2004               2003
                                                                           -------            -------
Cash flows from operating activities.................................     ($ 3,272)          ($ 2,427)
                                                                           -------            -------

Cash flows from investing activities:
  Investment in furniture, fixtures and equipment....................          (43)
  Investment in Networked Energy LLC.................................                            (125)
  Investment in oil and gas properties...............................       (9,282)
  Proceeds from sale of marketable securities........................        2,809
  Proceeds from investment in Delta Petroleum Corporation............       29,339
                                                                           -------            -------
                                                                            22,823               (125)
                                                                           -------            -------
Cash flows from financing activities:
  Dividends paid to stockholders.....................................         (995)              (989)
  Proceeds from exercise of stock options............................          715
                                                                           -------            -------
                                                                              (280)              (989)
                                                                           -------            -------
Net increase (decrease) in cash and cash equivalents.................       19,271             (3,541)
Cash and cash equivalents - beginning of period......................       10,615             15,539
                                                                           -------            -------
Cash and cash equivalents - end of period............................      $29,886            $11,998
                                                                           =======            =======




    The accompanying notes are an integral part of these financial statements

                                                      CASTLE ENERGY CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                     OTHER COMPREHENSIVE INCOME
                                               ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)





                                                  YEAR ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                                                --------------------------------------------------------------------------------
                                                                                                         ACCUMULATED
                                                                       ADDITIONAL                          OTHER
                                                    COMMON STOCK        PAID-IN     COMPREHENSIVE       COMPREHENSIVE   RETAINED
                                                  SHARES      AMOUNT    CAPITAL        INCOME           INCOME (LOSS)   EARNINGS
                                                ----------    ------    -------        -------          ------------    --------
Balance - October 1, 2002....................   11,503,904    $5,752    $67,365                         $    487        $ 39,965



Issuance of additional stock by Delta
Petroleum Corporation........................                             1,167
Dividends declared ($.20 per share)..........                                                                             (1,321)
Comprehensive income (loss):

  Net income (loss)..........................                                          ($2,001)                           (2,001)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of $375
     of income taxes.........................                                              666               666
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $129 tax
     benefit.................................                                              230               230
                                                                                       -------
                                                                                       ($1,105)
                                                ----------    ------    -------        =======           -------        --------
Balance - September 30, 2003.................   11,503,904     5,752     68,532                            1,383          36,643

Options exercised............................      127,500        64        651
Tax benefit of options exercised.............                               153
Issuance of additional stock by Delta
  Petroleum Corporation, net of $4,184
  tax........................................                            14,745
Dividends declared ($.15 per share)..........                                                                             (1,000)
Comprehensive income (loss):
  Net income (loss)..........................                                          $13,633                            13,633
  Other comprehensive income (loss):
    Reclassification adjustment, net of
    $649 tax.................................                                           (1,153)          (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $4 tax
     benefit.................................                                                1                1
                                                                                       -------
                                                                                       $12,481
                                                ----------    ------    -------        =======          -------         --------
Balance - June 30, 2004......................   11,631,404    $5,816    $84,081                         $   231         $ 49,276
                                                ==========    ======    =======                         =======         ========

                                [RESTUBBED TABLE]

                                                   TREASURY STOCK
                                                ---------------------
                                                  SHARES      AMOUNT        TOTAL
                                                ---------     -------      -------
Balance - October 1, 2002....................   4,911,020    ($66,667)     $46,902



Issuance of additional stock by Delta
Petroleum Corporation........................                                1,167
Dividends declared ($.20 per share)..........                               (1,321)
Comprehensive income (loss):

  Net income (loss)..........................                               (2,001)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of $375
     of income taxes.........................                                  666
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $129 tax
     benefit.................................                                  230


                                                ---------     -------      -------
Balance - September 30, 2003.................   4,911,020     (66,667)      45,643

Options exercised............................                                  715
Tax benefit of options exercised.............                                  153
Issuance of additional stock by Delta
  Petroleum Corporation, net of $4,184
  tax........................................                               14,745
Dividends declared ($.15 per share)..........                               (1,000)
Comprehensive income (loss):
  Net income (loss)..........................                               13,633
  Other comprehensive income (loss):
    Reclassification adjustment, net of
    $649 tax.................................                               (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $4 tax
     benefit.................................                                    1


                                                ---------     -------      -------
Balance - June 30, 2004......................   4,911,020    ($66,667)     $72,737
                                                =========     =======      =======

The accompanying notes are an integral part of these financial statements

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month and nine month periods ended June 30, 2004 and 2003 and for a fair statement of financial position at June 30, 2004.

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

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The Company is awaiting a rescheduling of the presumptive trial date for this case from the Federal District Court caused by the court's crowded criminal docket. The Company expects to pursue motions for summary judgment prior to trial.

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

         The Company and its special counsel, Reed Smith LLP, do not consider an unfavorable outcome for the Company in ChevronTexaco's lawsuit to be probable and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against the Company.

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

        The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. That petition was also subsequently denied, whereupon the Court of Appeals issued its mandate on June 9, 2004 completing the appellate process. Certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. Based on the evidence at the initial trial coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract and that Long Trusts suffered no damages, and that any such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company.

       Pursuant to the mandate of the Texas Court of Appeals, the Company has now moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be approximately $1,000, including accrued interest, as of June 30, 2004. Subsequent to June 30, 2004, upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886 supersedeas bond was released under Texas law. The Company's $4,110 letter of credit, including accrued interest, securing that bond was also released and those funds are no longer restricted cash.

        The Company has not accrued any recoveries for this litigation as of June 30, 2004, but will record recoveries if and when they are ultimately realized (collected).

        Pilgreen Litigation

        As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta Petroleum Corporation ("Delta"). Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



several previous title opinions have confirmed the validity of CTOGLP's interest. The litigation is related to the Dominion litigation (see below). Accordingly, the Company believes that CTOGLP will prevail in this litigation if CTOGLP prevails in the Dominion Litigation or that CTOGLP will fail in this litigation if it fails in the Dominion Litigation. Since the Company has not recorded any revenue related to the $120 of suspended revenue, it expects to record $120 of revenue if it prevails, but no expense if it fails in this litigation. Dominion has filed a motion for summary judgment in which CTOGLP will answer and a hearing has been set for August 24, 2004.

        CTOGLP, along with several unrealized parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% overriding royalty interest suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66 although approximately $22 of that amount would be subject to Dominion's claims in the Pilgren Litigation. The Company has not recorded any of the $66 of suspended revenue as income but will record it as income when and if it is realized (collected).

        Dominion Litigation

        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $781. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion subsequently examined the land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

        In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment. The Company has filed an appeal of both the District Court's summary judgments with the Court of Appeals in Corpus Christi.

        At June 30, 2004, the Company accrued a provision of $825 related to this litigation, including $44 in estimated interest and plaintiff's legal costs.

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

        If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amount that would be reclassified is approximately as follows:

                                                        MARCH 31, 2004 AND JUNE 30, 2004
                                                        --------------------------------
           Intangible assets:
              Proved leasehold acquisition costs..............    $1,200
                                                                  ======

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement costs to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company recorded an asset retirement obligation of $222 in conjunction with its acquisition of interests in gas wells on March 31, 2004 (see Note 11). At June 30, 2004, the asset retirement obligation was $227.

        Statement of Financial Accounting Standards No. 145, "Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued in April 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of income taxes. As a result, the criteria in Accounting Principles Board No. 30 ("APB 30") will now be used to classify those gains and losses. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 are effective for fiscal years beginning after January 1, 2003 and the Company adopted SFAS No. 145 on October 1, 2003. The Company's adoption of this statement has not had any effect on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Since the Company has not issued any stock options since January 2002, the provisions of SFAS No. 148 have not had any effect on the Company's financial position or results of operations.

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

Note 6 - Income Taxes
---------------------

       The Company's deferred taxes are comprised of the following:

                                                                        JUNE 30, 2004            SEPTEMBER 30, 2003
                                                                        -------------            -------------------
                                                                         (UNAUDITED)
       Deferred tax assets - gross............................              $  259                     $7,431
       Valuation allowance....................................                                         (6,417)
                                                                            ------                     ------
       Deferred tax assets - net..............................              $  259                     $1,014
                                                                            ======                     ======
       Deferred tax liability.................................              $5,423                     $  -
                                                                            ======                     ======
       Income taxes payable...................................              $  103                     $  -
                                                                            ======                     ======

      The Company's gross deferred tax assets decreased from $7,431 at September 30, 2003 to $259 at June 30, 2004 primarily because the Company utilized most of its tax carryforwards to reduce its taxable income for the nine months ended June 30, 2004. Such taxable income resulted primarily from taxable gains on the sale of marketable securities and 2,948,289 shares of Delta. (See Note 9). Approximately $3,500 of the decrease in the valuation allowance was recorded as a reduction in income tax expense.

      The Company's tax provision consists of the following:

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                 ---------------------------
                                                                                 2004                   2003
                                                                                 ----                   ----
       Current income tax expense.....................................          $  110
       Deferred income tax expense (benefit)..........................           1,619                  ($212)
                                                                                ------                  ------
                                                                                $1,729                  ($212)
                                                                                ======                  ======

                                                                                  NINE MONTHS ENDED JUNE 30,
                                                                                  --------------------------
                                                                                 2004                    2003
                                                                                 ----                    ----
                                                                              (Unaudited)
       Current income tax expense.....................................          $  368
       Deferred income tax expense (benefit)..........................           2,103                  ($319)
                                                                                ------                  ------
                                                                                $2,471                  ($319)
                                                                                ======                  =====

      The income taxes payable at June 30, 2004 relate to Federal alternative minimum taxes. Although the Company has alternative minimum tax carryforwards available, it can only use 90% of such carryforwards to offset related alternative minimum taxable income.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 7 - Restricted Cash
------------------------

   Restricted cash consists of the following:

                                                                                JUNE 30,             SEPTEMBER 30,
                                                                                  2004                   2003
                                                                                 ------                 ------
                                                                              (Unaudited)
       Funds supporting bond for Long Trusts Lawsuit..................           $4,110                 $4,075
       Funds supporting letters of credit for operating bonds.........              120                    210
       Other..........................................................               46
                                                                                 ------                 ------
                                                                                 $4,276                 $4,285
                                                                                 ======                 ======

      Subsequent to June 30, 2004, the funds supporting the Long Trusts Lawsuit bond were released and were no longer restricted cash.

Note 8 - Accounts Receivable
----------------------------

      Accounts receivable consist of the following:

                                                                                JUNE 30,             SEPTEMBER 30,
                                                                                  2004                  2003
                                                                                 ------                 -----
                                                                              (Unaudited)
       Gas production revenues........................................           $  482
       Estimated purchase price adjustment on purchase of
                Appalachian gas properties............................              144
       Other, net of allowance for doubtful accounts..................               75                 $  152
                                                                                 ------                 ------
                                                                                 $  701                 $  152
                                                                                 ======                 ======

Note 9 - Investment in Delta Petroleum Corporation
--------------------------------------------------

      Condensed financial information concerning Delta Petroleum Corporation ("Delta") is as follows:

                         CONDENSED BALANCE SHEETS

                                                                                 MARCH 31,          SEPTEMBER 30,
                                                                                   2004                 2003
                                                                                 --------             --------
                                                                               (Unaudited)          (Unaudited)
                                  Assets

      Current assets.....................................................        $ 37,935             $  7,456
      Oil and gas properties, net........................................         106,973               93,198
      Other assets.......................................................           1,325                  195
                                                                                 --------             --------
                                                                                 $146,233             $100,849
                                                                                 ========             ========

                      Liabilities and Stockholders' Equity

      Current liabilities, including current portion of long-term debt...        $ 17,415             $ 18,029
      Long-term liabilities..............................................          28,091               27,555
      Stockholders' equity...............................................         100,727               55,265
                                                                                 --------             --------
                                                                                 $146,233             $100,849
                                                                                 ========             ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                SIX MONTHS       THREE MONTHS       NINE MONTHS
                                                                                   ENDED             ENDED             ENDED
                                                                               MARCH 31, 2004    JUNE 30, 2003     JUNE 30, 2003
                                                                               --------------    -------------     -------------
Revenue:
  Oil and gas sales ..............................................                $18,702            $6,286          $20,094
  Other ..........................................................                   (354)             (419)          (1,548)
                                                                                  -------            ------          -------
                                                                                   18,348             5,867           18,546
                                                                                  -------            ------          -------
Expense:
  Lease operating expenses .......................................                  4,847             2,287            7,410
  General and administrative .....................................                  3,866             1,824            4,105
  Depreciation, depletion and amortization .......................                  5,391             1,485            3,858
  Other ..........................................................                  2,223               457              794
                                                                                  -------            ------          -------
                                                                                   16,529             6,053           16,167
                                                                                  -------            ------          -------
Other income (expense) ...........................................                    891              (409)          (1,239)
                                                                                  -------            ------          -------
Discontinued operations ..........................................                    194
                                                                                  -------            ------          -------
Income (loss) before taxes .......................................                  3,106              (595)           1,140
Income taxes .....................................................
                                                                                  -------            ------          -------
Net income (loss) ................................................                $ 3,106           ($  595)         $ 1,140
                                                                                  =======            ======          =======

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



      The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended March 31, 2004 and 2003 and September 30, 2003 and the year ended June 30, 2003.

          Delta's stock is traded on the Nasdaq stock market under the symbol "DPTR." At June 30, 2004, the closing price of Delta's common stock was $13.45 per share.

          Since Delta's fiscal year ends June 30th, Delta has not yet closed its books for the quarter or year ended June 30, 2004. As a result, the Company's share of Delta's results of operations for the quarter ended June 30, 2004 is based upon estimates provided by Delta's management. Actual results may vary significantly from these estimates. Any variances from these estimates will be recorded in the Company's fourth fiscal quarter. In addition, condensed balance sheet and condensed statement of operations data concerning Delta have been present as of and through March 31, 2004, the latest period for which such information is available, rather than as of and through June 30, 2004. Reference should be made to Delta's public filings for current information concerning Delta and its financial position and results of operations.

          At June 30, 2004, there were approximately 4,700,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that were out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at June 30, 2004, the Company's percentage ownership of Delta would have decreased to approximately 16%

          At September 30, 2003, the Company owned 9,948,289 shares of Delta. In March and May 2004, the Company sold 2,948,289 shares of Delta for net proceeds of $29,339 and recognized a gain of $18,211 on the sale. The book value of the shares sold was based upon the book value per share of the Company's investment in Delta on the day of sale. At June 30, 2004, the Company owned 7,000,000 share of Delta, representing approximately 18% of Delta's outstanding shares.

          When the Company sold all of its assets to Delta in May 2002, it valued the 9,566,000 Delta shares it received at $2.82 per share. Subsequently, the Company has increased its investment in Delta by its share of Delta's earnings and by its share of gains related to subsequent stock issuances by Delta at prices in excess of the Company's book value/share of Delta in accordance with the equity method of accounting. The Company's accounting policy is to record these gains through equity and not as income. As a result, the average cost of the 2,948,289 shares of Delta sold by the Company during the nine months ended June 30, 2004 was $3.77 per share and the average book value of the Company's remaining 7,000,000 Delta shares at June 30, 2004 was $5.45 per share.

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

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 11 - Purchases of Oil and Gas Properties
---------------------------------------------

         On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was $8,121 consisting of $8,000 for the agreed-upon purchase price as of January 1, 2004 plus $121 of net expenses paid by Delta applicable to the period January 1, 2004 to March 31, 2004. The effective date of the purchase was January 1, 2004. Subsequent to March 31, 2004, the Company received $229 of purchase price adjustments from Delta and a preliminary final purchase price adjustment from Delta. The Company is in the process of reviewing such purchase price adjustment. Such purchase price adjustment represents cash flow from the properties from January 1, 2004 to March 31, 2004 excluding the $121 of net expenses during that period already paid by Delta.

        The Company currently owns approximately 18% of Delta (see Note 9) and three of the Company's directors are also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        At the same time the Company also purchased another owner's interests in the same gas properties for $334 subject to similar final closing adjustments. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties.

        On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100 from five limited partnerships. That transaction closed March 30, 2004. The general partner of the five selling limited partnerships is also an officer of the Company. As a result, the Company appointed a committee of independent directors to evaluate and make recommendations to the Board with respect to the proposed transaction. The committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's opinion that the proposed purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        The Company's petroleum reservoir engineer has estimated the proved reserves applicable to the three purchases to be approximately eight billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests will be operated by the Company. The Company also entered into an operations management agreement with Delta whereby Delta agreed to perform certain well operations functions for the Company on a transitional basis for up to six months commencing April 1, 2004.

        For accounting purposes, the Company has allocated $43 to trucks and the remainder of the purchase price including estimated purchase price adjustments and estimated asset retirement obligations associated with the properties to proved oil and gas properties. The Company's investments in proved oil and gas properties from March 31, 2004 to June 30, 2004 were as follows:

                                                                                ASSET
                                              PURCHASE       ACCOUNTING      RETIREMENT      ACCUMULATED
                                               PRICE        ADJUSTMENTS      OBLIGATION       DEPLETION        TOTAL
                                               -----        -----------      ----------       ---------        ------
       Purchase price, March 31, 2004.....     $9,512          ($526)           $222                           $9,208
       Purchase price adjustments.........                       151                                              151
       Depletion..........................                                                      ($113)           (113)
                                               ------          -----            ----            -----          ------
       Balance - June 30, 2004............     $9,512          ($375)           $222            ($113)         $9,246
                                               ======          =====            ====            =====          ======

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 12 - Restatement
---------------------

        As previously disclosed in Form 10-K/A, the Company has restated its September 30, 2002 financial statements. The restatement reflects an adjustment to general and administrative expenses to correct overaccrued severance recorded in the year ended September 30, 2002 for approximately $258 which was also incorrectly reversed during the quarter ended December 31, 2002. The following table reflects the impact of restating the amounts previously reported in the income statement for the nine months ended June 30, 2003:

                                                                                     NINE MONTHS ENDED JUNE 30,
                                                                                               2003
                                                                                     --------------------------
                                                                                    PREVIOUSLY
                                                                                     REPORTED       AS RESTATED
                                                                                     -------        -----------
          General and administrative expenses.................................        $2,055          $2,313
          Operating income (loss).............................................       ($2,098)        ($2,356)
          Net income (loss) before provision for (benefit of) income taxes....       ($1,458)        ($1,716)
          Net income (loss)...................................................       ($1,139)        ($1,397)
          Net income (loss) per share:
           Basic..............................................................       ($  .17)        ($  .21)
           Diluted............................................................       ($  .17)        ($  .21)

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

        Since November 1996, the Company has reacquired 4,911,020 shares or approximately 69% of its common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

        Gas sales increased $491 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 11). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        General and administrative expenses increased $1,117 or 48% from the nine months ended June 30, 2003 to the nine months ended June 30, 2004. The increase resulted primarily from increased legal costs related to the ChevronTexaco lawsuit. In addition, the Company recorded a bad debt provision of $86 for the nine months ended June 30, 2004 because of delays and uncertainties in the collection of estimated accounts receivable that were then over eighteen months old. No similar bad debt provision was recorded for the nine months ended June 30, 2003.

        Oil and gas production expenses increased $133 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 11). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        The Company recorded no gain or loss in the value of the option it granted to Delta for the nine months ended June 30 2004 because that option expired unexercised on May 31, 2003. The Company had granted Delta an option to repurchase 3,188,667 of the Delta shares held by the Company at $4.50/share until May 31, 2003 as part of the sale of its domestic oil and gas properties to Delta on May 31, 2002. The Company currently owns approximately 18% of Delta.

        The Company recorded no portion of the loss of Networked Energy LLC ("Network") for the nine months ended June 30 2004 because the Company had recorded a $354 impairment provision on its equity investment in Network and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003, reducing both amounts to zero. The Company has no obligation to fund Network's future losses. For the nine months ended June 30 2004, Network's loss was $17. The Company owns 45% of Network.

        The Company's equity in Delta's net income increased $344 or 67% from the nine months ended June 30, 2003 to the nine months ended June 30, 2004. The increase was caused by Delta's increased net income, excluding the $1,782 gain recorded by Delta on its sale of its Appalachian properties to the Company, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 39% to approximately 18%. The Company did not record any portion of Delta's gain on the Appalachian property sale because of the Company's equity ownership of Delta (see Note 9).

        During the nine months ended June 30, 2004, the Company sold all of its holdings in Penn Octane Corporation ("Penn Octane"), constituting 1,343,600 shares of common stock of Penn Octane, for $2,809 resulting in a gain on the sale of $538. As a result of the sale, the Company's only remaining marketable securities consist of 177 shares of ChevronTexaco, which had a market value of $16 at June 30, 2004. In addition, during the nine months ended June 30, 2004, the Company sold 2,948,289 shares of Delta for $29,339, resulting in a gain of $18,211 (see Note 9). There were no such sales during the nine months ended June 30, 2003.

        For the nine months ended June 30, 2004, the Company recorded a tax provision of $2,471 or15.3% of pre-tax book income for the period. This provision was significantly less than that which would be obtained using the Company's blended tax rate (Federal and state taxes combined) of 36% because the Company was able to utilize its tax carryforwards and was thus able to release its valuation allowance. Of this amount, $259 represented alternative minimum taxes.

        The $319 tax benefit for the nine-months ended June 30, 2003 resulted primarily because of changes in the Company's expectations concerning future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended June 30, 2004, the Company used $3,272 in operating activities. During the same period the Company paid $9,325 for oil and gas properties and vehicles and $995 for dividends to stockholders. During the same period the Company received $29,339 in proceeds from the sale of part of its investment in Delta Petroleum Corporation and $2,809 in proceeds from the sale of marketable securities. At June 30, 2004, the Company had $29,886 of unrestricted cash, $33,047 of working capital and no long-term debt.

        At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the ChevronTexaco litigation (see Note 4), recurring dividends and lease operating costs related to the Appalachian gas properties acquired by the Company (see Note 11). In addition, the Company continues to review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition. In addition, as explained in Note 4, most of the Company's restricted cash has been released and those funds can now be used to fund future acquisitions.

        The Company's future operations are subject to the following risks:

        a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material unrecorded liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce or eliminate entirely such distributions. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (Note 4 to the consolidated financial statements), ChevronTexaco's recovery could conceivably exceed the Company's net worth.

        b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2004 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserve acquisitions using such pricing. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company's quarterly and annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision
              - see "Critical Accounting Policies" below.

        c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating approximately 130 gas wells - including the risk of gas spills, resulting environmental damage, third party liability claims related to operations, including claims by landowners where the operated wells are located, as well as general operating risks.

        d. Public Market for the Company's Stock - Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. This volatility may adversely affect the market price and liquidity of the Company's common stock.

        e. Other Risks - In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with the increased litigation that appear to affect most corporations.

        f. Future of the Company- Although the Company has recently acquired interests in 166 gas wells in Pennsylvania (see Note 11), the Company is smaller than many of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) are expected to consume a greater percentage of the Company's oil and gas revenues than do those of many of its larger competitors unless the Company is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgment - the Company's directors may consider options to liquidate the Company or merge the Company into another company to maximize stockholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, tax risks and risks in the liquidation of its assets. Such risks are more fully described in Form 10-K for the year ended September 30, 2003.

CRITICAL ACCOUNTING POLICIES:

       The accounting policies critical to the Company in the future, are as follows:

EQUITY METHOD OF ACCOUNTING

        At June 30, 2004, the Company owned approximately 18% of Delta and accounted for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $4,200 at June 30, 2004. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be impaired and the Company may then be required to recognize the impairment.

DISCONTINUED REFINING OPERATIONS

        At June 30, 2004, the Company had recorded net refining liabilities retained of $2,406. As noted in Note 4 to the consolidated financial statements in this Form 10-Q, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,406. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

VALUATION ALLOWANCE FOR DEFERRED INCOME TAX ASSET

        At June 30, 2004, the Company recorded no valuation allowance offsetting its gross deferred tax asset of $259 at that date. Recording no valuation allowance is based upon the Company's assessment that the Company will generate future taxable income to utilize all of its gross deferred tax asset at June 30, 2004. If circumstances change such that the Company no longer expects future taxable income or expects less future taxable income, the Company will revise its valuation allowance, which could result in tax expense.

INVESTMENT IN NETWORK

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions, the Company's investment in Network was reduced to zero. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by that date or as of August 11, 2004. Network still has not entered into any revenue-generating contracts. If Network is able to enter into revenue-generating contracts and generate future net income, the Company may record its share of such income under the equity method of accounting.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

             The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting.

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

ITEM 4.   CONTROLS AND PROCEDURES

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of June 30, 2004 are as follows:

       a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

       b) There were no significant changes in the Company's internal controls or in other factors during the quarter ended June 30, 2004 that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting in the future.

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

       See Exhibits 31.1 and 31.2 to this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2003. Also see Note 4 to the June 30, 2004 consolidated financial statements included in Part I.

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


Date: August 16, 2004               CASTLE ENERGY CORPORATION
      ---------------


                                    /s/Richard E. Staedtler
                                    ----------------------------
                                    Richard E. Staedtler
                                    Chief Financial Officer
                                    Chief Accounting Officer