Form 10-K
period 2004-09-30
CASTLE ENERGY CORP
filed 2004-12-29
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-10990

                            CASTLE ENERGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                  76-0035225
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

    357 South Gulph Road, Suite 260
     King of Prussia, Pennsylvania                           19406
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER:                     (610) 992-9900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK -- $.50 PAR VALUE AND RELATED RIGHTS

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

        Indicate by check mark whether Registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes [ ] No[X]

        As of December 1, 2004, there were 6,915,384 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $67,207,741 (5,254,710 shares at $12.79 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11 and 12.

                            CASTLE ENERGY CORPORATION
                                 2004 FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                        PAGE
--------                                                                    ----
                                     PART I

1. and 2.     Business and Properties....................................      1

       3.     Legal Proceedings..........................................      6

       4.     Submission of Matters to a Vote of Security Holders........     11

                                     PART II

       5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.........     12

       6.     Selected Financial Data....................................     13

       7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     14

       8.     Financial Statements and Supplementary Data................     21

       9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     59

      9A.     Controls and Procedures....................................     59

                                    PART III

      10.     Directors and Executive Officers of the Registrant.........     60

      11.     Executive Compensation.....................................     60

      12.     Security Ownership of Certain Beneficial Owners and
               Management................................................     60

      13.     Certain Relationships and Related Transactions.............     60

      14.     Principal Accountant Fees and Services.....................     60

                                     PART IV

      15.     Exhibits and Financial Statement Schedules, and Reports on
               Form 8-K..................................................     61

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

                                  INTRODUCTION

        All statements other than statements of historical fact contained in this report are forward-looking statements. Forward- looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements are disclosed in this report. All forward- looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

        References to "the Company" mean Castle Energy Corporation, the parent, and/or one or more of its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships.

        From inception (February 1981) until September 2002, the Company operated in the exploration and production segment of the energy business. During this period the Company owned interests in oil and gas wells in fourteen states in the United States and participated in the drilling of five wildcat wells in Romania. For the periods from inception until August 1989 and from June 1999 to September 6, 2002, the exploration and production segment of the energy business was the only business in which the Company operated. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public company engaged in oil and gas exploration and production ("Delta"). On September 6, 2002, the Company sold all of its interests in Romania to the operator of its Romanian concession. Prior to these sales the Company owned interests in approximately 525 oil and gas wells in the United States and a fifty percent interest in several drilling concessions in Romania. As a result of these sales, the Company did not directly own any operating assets from September of 2002 until March 30, 2004. On March 30 and 31, 2004, the Company acquired interests in 166 gas wells in western Pennsylvania from Delta, another outside party and from several limited partnerships. The Company operates approximately 130 of the wells.

        During the period from August of 1989 through September 30, 1995, the Company, through certain subsidiaries, was primarily engaged in petroleum refining. Indian Refining I Limited Partnership (formerly Indian Refining Limited Partnership) ("IRLP"), an indirect wholly-owned subsidiary of the Company, owned the former Texaco Indian Refinery, an 86,000 barrel per day (B/D) refinery located in Lawrenceville, Illinois ("Indian Refinery"). In addition, Powerine Oil Company ("Powerine"), a former indirect wholly-owned subsidiary of the Company, owned and operated a 49,500 B/D refinery located in Santa Fe Springs, California ("Powerine Refinery"). By September 30, 1995, the Company's refining subsidiaries had terminated and discontinued all of their refining operations.

        During the period from December 31, 1992 to May 31, 1999, the Company, through two of its subsidiaries, was engaged in natural gas marketing and transmission operations. During this period one of the Company's subsidiaries sold natural gas to Lone Star Gas Company ("Lone Star") under a long-term gas sales contract. The subsidiaries also entered into two long- term gas sales contracts and one long-term gas supply contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), whose parent was Metallgesellschaft A.G. ("MGAG"), a large German conglomerate. All of the subsidiaries' gas contracts terminated on May 31, 1999. The Company has not replaced these contracts because it sold its pipeline assets to a subsidiary of Union Pacific Resources Corporation ("UPRC") in May 1997 and because it was unable to negotiate similar profitable long-term contracts since most gas purchasers then bought gas on the spot market.

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500,000. Network is a private company engaged in the planning, installation and operation of natural gas fueled energy generating facilities that supply power, heating and cooling services directly to retail customers with significant energy consumption to reduce their energy costs - especially during peak usage periods. In March 2002, the Company invested an additional $150,000 in Network, increasing its membership interest to 45%. The Company also made a loan to Network of $125,000 at that time. Network is a start up company which earned its first revenues during the quarter ended September 30, 2004.

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. As of December 1, 2004, 4,911,020 shares, representing approximately 69% of previously outstanding shares, had been repurchased and the Company's Board of Directors has authorized the purchase of up to 356,946 additional shares.

        As of September 30, 2004, the Company's primary assets were as follows:

        a.  $33,742,000 of unrestricted cash.
        b. 7,000,000 common shares of Delta, representing 17.8% of Delta's outstanding common shares. Such shares had a market value of $91,280,000 based upon the closing price of Delta's common stock on September 30, 2004.
        c. Oil and gas properties with an estimated market value of $9,000,000 to $12,000,000.
        d.  A 45% membership interest in Network.

        In addition, the Company is involved in three significant lawsuits - see
Item 3 - "Legal Proceedings."

                     OIL AND GAS EXPLORATION AND PRODUCTION

GENERAL

        The Company's significant activities during the five years ended September 30, 2004 are as follows:

        In December 1999, a subsidiary of the Company purchased majority interests in twenty-six offshore Louisiana wells from Whiting Petroleum Company ("Whiting"), a public company engaged in oil and gas exploration and development. The adjusted purchase price was $890,000. In September 2000, the subsidiary sold its interests in the offshore Louisiana wells to Delta. The effective date of the sale was July 1, 2000. The adjusted purchase price of $3,059,000 consisted of $1,122,000 cash plus 382,289 shares of Delta's common stock valued of $1,937,000 based on the closing market price of Delta on the closing date of the sale.

        In April 1999, the Company purchased an option to acquire a fifty percent (50%) interest in three oil and gas concessions granted to a subsidiary of Costilla Energy Corporation, a public oil and gas exploration and production company ("Costilla"), by the Romanian government. The Company paid Costilla $65,000 for the option. In May 1999, the Company exercised the option. By September 30, 2001, the Company had participated in the drilling of five wildcat wells in Romania. Four of those wells resulted in dry holes. Although the fifth well produced some volumes of natural gas when tested, the Company was not able to obtain a sufficiently high gas price to justify future production. The Company subsequently agreed to participate in the drilling of a sixth well in the Black Sea in the spring or early summer of 2002. The drilling of the Black Sea well was postponed several times because of the lack of suitable drilling rigs. On September 6, 2002, the Company's subsidiary, which owned a 50% interest in the Romanian drilling concessions, sold all of its interests in Romania to the operator of the concessions for $1. As a result, the Company did not participate in the drilling of the wildcat well in the Black Sea, which, the Company was informed, resulted in a dry hole.

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

        The Company owned no oil and gas properties from September 6, 2003 until March 30, 2004.

        On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was $8,121,000 consisting of $8,000,000 for the agreed-upon purchase price as of January 1, 2004 plus $121,000 of net expenses paid by Delta applicable to the period January 1, 2004 to March 31, 2004. The effective date of the purchase was January 1, 2004.

        At the same time the Company also purchased another owner's interests in the same gas properties for $334,000. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties.

        On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100,000 from five limited partnerships.

        The final purchase price for all three gas property acquisitions was approximately $9,000,000 after giving effect to all purchase price adjustments and excluding $222,000 of related asset retirement obligations.

        The Company's petroleum reservoir engineer has estimated the proved reserves applicable to the three purchases to be approximately eight billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests are operated by the Company.

PROPERTIES

        Proved Oil and Gas Reserves

        The following is a summary of the Company's oil and gas reserves as of September 30, 2004. All estimates of reserves are based upon engineering evaluations prepared by the Company's independent petroleum reservoir engineers, Ralph E. Davis Associates, Inc., in accordance with the requirements of the Securities and Exchange Commission. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves as of September 30, 2004 were as follows:

        NET MCF (1) OF GAS:

            Proved developed ..................   8,081,000
            Proved undeveloped ................     804,000
                                                  ---------
            Total .............................   8,885,000
                                                  =========

----------
        (1) Thousand cubic feet

        Since the Company sold all of its oil and gas properties by September 30, 2002 and did not reacquire any gas properties until March 30, 2004, the Company did not directly own any oil and gas reserves at September 30, 2002 or September 30, 2003.

        In addition, proven oil and gas reserves can be indirectly attributed to the Company by virtue of the Company's ownership of Delta, which was 17.8% at September 30, 2004. Such reserves are included in the unaudited reserve disclosures in Note 10 to the consolidated financial statement included in
Item 8 of this Form 10-K.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2004, including production from acquired properties since the date of acquisition.

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------
                                                         2004         2003        2002
                                                       ---------   ---------   ---------
        Oil -- Bbls (barrels) ......................           0           0     179,000
        Gas -- MCF (thousand cubic feet) ...........     156,000           0   2,254,000

        Production for the year ended September 30, 2002 only includes production for the period October 1, 2001 to May 31, 2002 since the Company sold all of its producing properties to Delta on May 31, 2002. Production for the year ended September 30, 2004 only includes production from March 30, 2004 to September 30, 2004 since the Company owned no oil and gas properties from October 1, 2003 to March 30, 2004.

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

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                2004        2003       2002
                                                             ---------   ---------   ---------
        Average Sales Price per Barrel of Oil ............         N/A         N/A   $   21.51
        Average Sales Price per MCF of Gas ...............   $    6.96         N/A   $    2.48
        Average Production Cost per Equivalent MCF(1) ....   $    2.02         N/A   $     .98

----------
        (1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

        No production was hedged in fiscal 2004 or fiscal 2002.

        No sale price or production cost data are included in the above data for the period June 1, 2002 to March 30, 2004 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002 and did not acquire gas properties until March 30, 2004.

        Production Wells and Acreage

        The following table presents the oil and gas properties in which the Company held an interest as of September 30, 2004. The wells and acreage owned by a subsidiary of the Company are located in Pennsylvania.

                                                                    AS OF
                                                              SEPTEMBER 30, 2004
                                                             -------------------
                                                             GROSS(2)    Net (3)
                                                             --------   --------
        PRODUCTIVE WELLS:(1)
        Gas Wells ........................................        166        127
        Oil Wells ........................................          0          0

        ACREAGE:
        Developed Acreage ................................      5,680      3,644
        Undeveloped Acreage ..............................      1,002        800

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

        The Company owned no wells or acreage at September 30, 2003 or September 30, 2002.

        Drilling Activity

        The table below sets forth for each of the three fiscal years in the period ended September 30, 2004 the number of gross and net productive and dry developmental and exploratory wells drilled, including wells drilled on acquired properties since the dates of acquisition.

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                   ---------------------------------------------------------------------------------------------------------------
                                   2004                                  2003                                  2002
                   -----------------------------------   -----------------------------------   -----------------------------------
                     UNITED STATES         ROMANIA         UNITED STATES         ROMANIA         UNITED STATES         ROMANIA
                   ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
                   PRODUCTIVE   DRY   PRODUCTIVE   DRY   PRODUCTIVE   DRY   PRODUCTIVE   DRY   PRODUCTIVE   DRY   PRODUCTIVE   DRY
                   ----------   ---   ----------   ---   ----------   ---   ----------   ---   ----------   ---   ----------   ---
DEVELOPMENTAL:
   Gross .......           --    --           --    --           --    --           --    --           --     2           --    --
   Net .........           --    --           --    --           --    --           --    --           --     1           --    --

EXPLORATORY:
   Gross .......           --    --           --    --           --    --           --    --           --    --           --    --
   Net .........           --    --           --    --           --    --           --    --           --    --           --    --

        The Company has not participated in the drilling of any wells since it sold all of its domestic oil and gas properties to Delta in May 2002.

                                   REGULATIONS

        The oil and gas exploration and production operations of the Company were subject to a number of local, state and federal environmental laws and regulations. Compliance with such regulations did not result in material expenditures.

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

        The Company is subject to various local, state and Federal laws regarding environmental and ecological matters because it acquired and now operates gas properties. To alleviate the environmental risk, the Company carries $5,000,000 of liability insurance. The costs of such liability insurance have increased significantly recently. Although the Company believes that the insurance it carries is adequate, such may not be the case given increased litigiousness generally.

        Since the Company's subsidiaries have disposed of their refineries and third parties have assumed environmental liabilities associated with the refineries, the Company's current activities are not subject to environmental regulations that generally pertain to refineries, e.g., the generation, treatment, storage, transportation and disposal of hazardous wastes, the discharge of pollutants into the air and water and other environmental laws. Nevertheless, the Company has both contingent and litigated environmental exposures with respect to its subsidiaries' historic refining operations. See Items 3 and 7 of this Form 10-K and Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.

                         EMPLOYEES AND OFFICE FACILITIES

        As of December 1, 2004, the Company and one of its subsidiaries employed eleven personnel.

        The Company leases certain offices as follows:

        OFFICE LOCATION                      FUNCTION
        ----------------------------         ------------------------------
        King of Prussia, PA                  Corporate Headquarters
        Blue Bell, PA                        Accounting and Administration
        Oklahoma City, Oklahoma              Legal

        The leases governing the Company's offices include standard provisions for fixed rentals plus reimbursement of allocated shares of utility costs (minor) and the right to sublease subject to landlord approval. The last office lease expires in December 2008. The lease commitments of the Company are set forth in Note 15 to the Consolidated Financial Statements in Item 8 to this Form 10-K.

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

        OTHER LITIGATION

            Long Trusts Lawsuit

            In November 2000, the Company and three of its subsidiaries were defendants in a jury trial in Rusk County, Texas. The plaintiffs in the case, the Long Trusts, are non-operating working interest owners in certain wells previously operated by Castle Texas Production Limited Partnership ("CTPLP"), an inactive exploration and production subsidiary of the Company. The wells were among those sold to UPRC in May 1997. The Long Trusts claimed that CTPLP did not allow them to sell gas from March 1, 1996 to January 31, 1997 as required by applicable joint operating agreements, and they sued CTPLP and the Company's other subsidiaries, claiming (among other things) breach of contract, breach of fiduciary duty, conversion and conspiracy. The Long Trusts sought actual damages, exemplary damages, prejudgment and post-judgment interest, attorney's fees and court costs. CTPLP counterclaimed for approximately $150,000 of unpaid joint interest billings plus interest, attorney's fees and court costs.

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

            The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. That petition was also subsequently denied, whereupon the Court of Appeals issued its mandate on June 9, 2004, completing the appellate process. Certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. The trial court has set March 15, 2005 as the trial date for retrial of the breach of contract claims asserted by the Long Trusts. Based on the evidence at the initial trial coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract and that Long Trusts suffered no damages, and that any such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company.

            Pursuant to the mandate of the Texas Court of Appeals, the Company has now moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be approximately $1,000,000, including accrued interest, as of September 30, 2004. On September 17, 2004, the Long Trusts filed a motion for clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company has opposed the Long Trusts' motion on a number of grounds and believes that it has no merit.

            To pursue its appeal the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorneys' fees and to maintain that bond. The Company secured that bond with a letter of credit. Upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886,000 supersedeas bond was released under Texas law. The Company's $4,110,000 letter of credit, including accrued interest, securing that bond was also released and those funds are no longer restricted cash. The Company has not accrued any recoveries for this litigation as of September 30, 2004, but will record recoveries if and when they are ultimately realized (collected).

            Pilgreen Litigation

            As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282,000 was released to the Company of which $249,000 was recorded as income by the Company and the remaining $33,000 paid to Delta. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120,000 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The litigation is related to the Dominion litigation (see below). Accordingly, the Company believes that CTOGLP will prevail in this litigation if CTOGLP prevails in the Dominion Litigation or that CTOGLP will fail in this litigation if it fails in the Dominion Litigation. Since the Company has not recorded any revenue related to the $120,000 of suspended revenue, it expects to record $120,000 of revenue if it prevails, but no expense if it fails in this litigation. Dominion has filed a motion for summary judgment but the trial court ordered a continuance of that motion until a final opinion is issued by the appellate court in the Dominion matter, described below, since the controversies are fundamentally similar.

            CTOGLP, along with several unrelated parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% overriding royalty interest suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66,000, although approximately $22,000 of that amount would be subject to Dominion's claims in the Pilgreen Litigation. The Company has not recorded any of the $66,000 of suspended revenue as income but will record it as income when and if it is realized (collected).

            Dominion Litigation

            On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $781,000. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion subsequently examined the land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

            In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment. The Company has filed an appeal of both the District Court's summary judgments with the Court of Appeals in Corpus Christi and both sides have filed briefs.

            At June 30, 2004, the Company accrued a provision of $825,000 related to this litigation, including $44,000 in estimated interest and other anticipated costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX."

STOCK PRICE AND DIVIDEND INFORMATION

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 2004.

                                                  2004                2003
                                           -----------------   -----------------
                                            HIGH       LOW      HIGH       LOW
                                           -------   -------   -------   -------
        First Quarter (December 31) ....   $  7.50   $  5.22   $  4.35   $  3.65
        Second Quarter (March 31) ......   $ 10.50   $  7.25   $  4.00   $  2.98
        Third Quarter (June 30) ........   $ 14.00   $  9.04   $  4.95   $  3.10
        Fourth Quarter (September 30) ..   $ 15.40   $  9.81   $  5.95   $  4.50

        The final sale of the Company's Common Stock as reported by the NNM on December 1, 2004 was at $12.79.

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

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

        As of December 1, 2004, the Company's Common Stock was held by approximately 3,000 stockholders.

EQUITY COMPENSATION PLANS OF THE COMPANY

        Information with respect to outstanding options to acquire the Company's stock pursuant to equity compensation plans of the Company as of September 30, 2004 is as follows:

                                                                       NUMBER OF           WEIGHTED          NUMBER OF
                                                                       SECURITIES           AVERAGE          SECURITIES
                                                                      TO BE ISSUED         EXERCISE          REMAINING
                                                                      UPON EXERCISE        PRICE OF          AVAILABLE
                                                                     OF OUTSTANDING       OUTSTANDING           FOR
                                                                        OPTIONS,            OPTIONS,          ISSUANCE
                                                                        WARRANTS            WARRANTS           UNDER
                                                                       AND RIGHTS         AND RIGHTS       EQUITY PLAN (1)
                                                                    ----------------   ----------------   ----------------
        Equity compensation plans approved by security holders ..            375,000   $           6.11          1,312,500
        Equity compensation plans not approved by security
         holders ................................................             60,000   $           3.79
                                                                    ----------------                      ----------------
        Total ...................................................            435,000   $           5.79          1,312,500
                                                                    ================                      ================

        (1) Excludes shares subject to outstanding options, warrants and rights.

        The Company's 1992 Equity Incentive Plan was approved by stockholders and adopted by the Company in 1993. The other options issued were not pursuant to any plan. (See Note 18 to the consolidated financial statements included in Item 8 of this Form 10-K.)

ITEM 6.  SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2004 the Company consummated a number of transactions affecting the comparability of the financial information set forth below. See Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2004 The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.

                                                                        FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                            -----------------------------------------------------------
                                                               2004        2003         2002         2001        2000
                                                            ---------   ---------    ---------    ---------   ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales:
  Exploration and production ............................   $   1,087                $   9,445    $  21,144   $  17,959
Gross Margin:
  Exploration and production (oil and gas sales less
   production expenses) .................................   $     772                $   6,178    $  13,745   $  11,765
Income (loss) from continuing operations ................   $  13,620   $  (2,001)   $  (1,844)   $   1,716   $   5,069
Net income (loss) .......................................   $  13,620   $  (2,001)   $  (1,844)   $   1,716   $   5,069
Income (loss) per common share:
  Basic .................................................   $    2.04   $    (.30)   $    (.28)   $     .26   $     .73
  Diluted ...............................................   $    1.96   $    (.30)   $    (.28)   $     .25   $     .71
Dividends declared per common share outstanding .........   $     .20   $     .20    $     .15    $     .20   $     .20

                                                                                   SEPTEMBER 30,
                                                            -----------------------------------------------------------
                                                               2004        2003         2002         2001        2000
                                                            ---------   ---------    ---------    ---------   ---------
Total assets ............................................   $  83,826   $  49,808    $  51,941    $  59,118   $  63,295
Long-term obligations ...................................   $     246           0            0            0           0
Redeemable preferred stock ..............................           0           0            0            0           0
Capital leases ..........................................           0           0            0            0           0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              ("$000'S" OMITTED EXCEPT SHARE AND PER UNIT AMOUNTS)

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

        Since November 1996, the Company has reacquired 4,911,020 shares or approximately 69% of its previously outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

FISCAL 2004 VERSUS FISCAL 2003

        Gas sales increased $1,087 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 4 to the consolidated financial statements included in Item 8 of this 10-K). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        Production expenses increased $315 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see
Note 4). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        Depreciation, depletion and amortization increased $195 from fiscal 2003 to fiscal 2004. The increase was entirely attributable to depletion of the gas properties acquired by the Company in March 2004. In fiscal 2003, the Company owned no oil or gas properties.

        General and administrative expenses increased $867 or 24.3% from the year ended September 30, 2003 to the year ended September 30, 2004. The increase resulted primarily from increased legal costs related to the ChevronTexaco lawsuit. In addition, the Company recorded a bad debt provision of $86 for the year ended September 30, 2004 because of delays and uncertainties in the collection of estimated accounts receivable that were then over eighteen months old. No similar bad debt provision was recorded for the year ended
September 30, 2003.

        The Company recorded no gain or loss in the value of the option it granted to Delta for the year ended September 30 2004 because that option expired unexercised on May 31, 2003. For the year ended September 30, 2003, the Company recorded a $432 gain in the value of that option. The Company had granted Delta an option to repurchase 3,188,667 of the Delta shares held by the Company at $4.50/share until May 31, 2003 as part of the sale of its domestic oil and gas properties to Delta on May 31, 2002. The Company owned 17.8% of Delta on September 30, 2004.

        The Company recorded no portion of the loss of Network for the year ended September 30 2004 because the Company had recorded a $354 impairment provision on its equity investment in Network and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003, reducing both amounts to zero. The Company has no obligation to fund Network's future losses. For the year ended September 30, 2004, Network's loss was $4. The Company owns 45% of Network.

        For the year ended September 30, 2003, the Company recorded $20 as its portion of Network's loss.

        The Company's equity in Delta's net income increased $285 or 26.7% from the year ended September 30, 2003 to the year ended September 30, 2004. The increase was caused by Delta's increased net income, excluding the $1,782 gain recorded by Delta on its sale of its Appalachian properties to the Company, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 39% at September 30, 2003 to 17.8% at September 30, 2004. The Company did not record any portion of Delta's gain on the Appalachian property sale because intercompany profits are eliminated under the equity method (see Notes 4 and 10).

        During the year ended September 30, 2004, the Company sold all of its holdings in Penn Octane Corporation ("Penn Octane"), constituting 1,343,600 shares of common stock of Penn Octane, for $2,809 resulting in a gain on the sale of $538. As a result of the sale, the Company's only remaining marketable securities consist of 354 shares of ChevronTexaco, which had a market value of $19 at September 30, 2004. In addition, during the year ended
September 30, 2004, the Company sold 2,948,289 shares of Delta for $29,339, resulting in a gain of $18,211 (see Note 10). There were no such sales during the year ended September 30, 2003.

        For the year ended September 30, 2004, the Company recorded a tax provision of $2,385 or 14.9% of pre-tax book income for the period. This provision was significantly less than that which would be obtained using the Company's blended tax rate (Federal and state taxes combined) of 36% because the Company was able to utilize its tax carryforwards and was thus able to release its valuation allowance.

        The $349 tax benefit for the year ended September 30, 2003 resulted primarily because of changes in the Company's expectations concerning future taxable income.

FISCAL 2003 VERSUS FISCAL 2002

        As noted above, the Company sold all of its domestic oil and gas properties to Delta on May 31, 2002. In addition, on September 6, 2002, the Company sold all of its oil and gas interests in Romania to the operator of the Romanian concessions. As a result of these sales, the Company did not directly own any operating assets in fiscal 2003. Furthermore, after May 31, 2002, the Company reduced the number of its employees from 27 to 5. As a result of these asset sales and the reduction in the Company's employees, comparison of fiscal 2003 and fiscal 2002 operations by revenue and expense category is not meaningful. Discussion will, therefore, be limited to analysis of operations for the year ended September 30, 2003 with comparisons to prior year's operations only where warranted.

        The Company earned no oil and gas sales and incurred no oil and gas production expenses during the period from October 1, 2002 to September 30, 2003 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002.

        General and administrative expenses decreased $2,466 or 40.9% from the year ended September 30, 2002 to the year ended September 30, 2003 primarily because of the reduction of employees from twenty-seven to five. The decrease was, however, partially offset by increased legal expenses related to the ChevronTexaco litigation (see Note 14 to the consolidated financial statements). Legal expenses for the year ended September 30, 2003 were approximately $1,500. Although the Company has significantly reduced its personnel costs, its public company costs (audit, printing, legal compliance, stock transfer fees, stock exchange costs, etc.) continue and significant legal costs related to the ChevronTexaco litigation continue and are expected in the future.

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

        The following other income items for the year ended September 30, 2003 relate to and result from the sale of the Company's domestic oil and gas properties to Delta on May 31, 2002:

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                   -------------------------
                                                                       2003         2002
                                                                   -----------   -----------
            Decrease in fair value of option granted to Delta ..   $       432   $     2,250
                                                                   ===========   ===========
            Equity in income (loss) of Delta ...................   $     1,067   $      (598)
                                                                   ===========   ===========

        The $ 2,250 and $432 decreases in the value of the option granted to Delta relates to decreases in the fair value of the option that the Company granted to Delta to acquire 3,188,667 of its shares back from the Company at $4.50 per share through May 31, 2003. That option expired unexercised on May 31, 2003. The fair market value of Delta's option decreased primarily because of a decrease in Delta's share price from May 31, 2002 to March 31, 2003 and the passage of time. The equity in the income of Delta represents the Company's share of Delta's estimated net income for the period from October 1, 2002 to September 30, 2003. The Company owned approximately 41% of Delta at September 30, 2003. Prior to May 31, 2002 the Company owned only 3.4% of Delta and accounted for its investment in Delta as available-for-sale securities. Commencing June 1, 2002, the Company accounted for its investment in Delta using the equity method. See "Critical Accounting Policies" below. Since the Company included 41% of Delta's income (loss) in its own net income (loss), the Company's future net income (losses) are significantly impacted by oil and gas prices and other factors affecting Delta's operations.

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

        The $349 tax benefit for the year ended September 30, 2003 results primarily from changes in the Company's expectations concerning future taxable income. The Company increased its valuation allowance at September 30, 2002 by $1,512 during the year ended September 30, 2003, resulting in a deferred tax asset, net of $649 of accrued income taxes on appreciation of marketable securities, of $366. The net deferred tax asset at September 30, 2003 relates to income that has been recognized for tax purposes, but has not yet been recognized for financial reporting purposes.

        Since November of 1996, the Company has reacquired 4,911,020 shares or 69% of its previously outstanding common stock (after taking into account a three for one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would be the case if no shares had been repurchased.

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended September 30, 2004, $505 was provided by operating activities. During the same period the Company paid $9,466 for oil and gas properties and vehicles and $1,331 for dividends to stockholders. During the same period the Company received $29,339 in proceeds from the sale of part of its investment in Delta Petroleum Corporation and $2,809 in proceeds from the sale of marketable securities. At September 30, 2004, the Company had $33,742 of unrestricted cash, $33,003 of working capital and no long-term debt.

        At September 30, 2004, the Company's long-term obligations were as follows:

                                      PAYMENTS DUE BY PERIODS STARTING OCTOBER 1, 2004
                                      ------------------------------------------------
                                        LESS
                                        THAN       2-3       4-5     AFTER 5
                                       1 YEAR     YEARS     YEARS     YEARS     TOTAL
                                      --------   -------   -------   -------   -------
        Operating leases ...........  $    197   $   120   $    61             $   378
        Asset retirement obligations         3         6         6   $   215       230
                                      --------   -------   -------   -------   -------
                                      $    200   $   126   $    67   $   215   $   608
                                      ========   =======   =======   =======   =======

        At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the ChevronTexaco litigation (see Note 14 to the consolidated financial statements included in Item 8 to this Form 10-K), recurring dividends and lease operating costs related to the Appalachian gas properties acquired by the Company (see Note 4 to the consolidated financial statements included in Item 8 to this Form 10-K). In addition, the Company continues to review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

        The Company's future operations are subject to the following risks:

        a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material unrecorded liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. This litigation could cause the Company to incur significant legal costs. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (Note 14 to the consolidated financial statements), the Company could be held liable for the entirety of the estimated cleanup costs, a sum far in excess of the Company's financial capability.

        b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2004 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserves acquisitions using such pricing. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company's quarterly and annual reporting periods, the value of the Company's gas reserve may decrease such that the Company would be forced to record an impairment provision - see "Critical Accounting Policies" below.

        c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating approximately 130 gas wells - including the risk of gas leaks, resulting environmental damage, third party liability claims related to operations, including claims by landowners where the operated wells are located, as well as general operating risks.

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

        f. Market Value of Delta Stock - The Company currently owns 7,000,000 shares of Delta. At September 30, 2004, the market value of such shares was $91,280,000 and constituted the largest asset of the Company. In the past year Delta's stock price has increased significantly and fluctuated significantly over short periods of time. If Delta's stock price decreases significantly
                - especially at a time when the Company expects to liquidate some or all of its Delta stock - the Company would be adversely affected.

        g. Future of the Company- Although the Company has recently acquired interests in 166 gas wells in Pennsylvania (see Note
                4), the Company is smaller than most of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) have consumed and are expected to continue to consume a greater percentage of the Company's oil and gas revenues than do those of most of its larger competitors unless the Company is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgment - the Company's directors may consider options to liquidate the Company or merge the Company into another company to maximize stockholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, tax risks and risks in the liquidation of its assets.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells (see Note 4). The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If market prices increase, gas sales applicable to the unhedged production will increase. If market prices decrease, gas sales and the gross margin related to such unhedged production will decrease.

        At September 30, 2004, the Company owned 7,000,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years and thus the market value of the Company's investment in Delta remains subject to significant changes in the market price of Delta stock.

INFLATION AND CHANGING PRICES

        Gas sales are determined by markets locally and worldwide and often move inversely to inflation. In the last three years gas prices have increased over 50%. In prior periods such prices have decreased significantly - often over a very short period of time. Since the Company has not hedged its future gas production, its operating income (loss) and gas revenues are subject to changes in gas prices. Inflation has not had and is not expected to have a material effect on the Company's results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interests Entities, an Interpretation of ARB No. 51" ("Interpretation No. 46R"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46R applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the end of the first interim or annual reporting period ending after March 31, 2004. The provisions of Interpretation No. 46R have not had an effect on the Company's financial position and results of operations to date, and the Company does not presently expect Interpretation No. 46R to have any effect on the Company's future financial position or results of operations.

        On September 28, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB No. 106"). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as the Company. SAB No. 106 is expected to affect the way in which the Company calculates its full cost ceiling limitation (the Company will henceforth exclude asset retirement costs related to proved developed properties in the calculation of the ceiling) and the way the Company calculates depletion on its gas properties (only asset retirement costs for new recompletions and new wells will be included in calculating depletion rates). The Company adopted SAB No. 106 on October 1, 2004. The Company expects the adoption of SAB No. 106 on future operating costs, operating income (loss) and net income (loss) to be immaterial.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share- Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) will be effective for the Company beginning July 1, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations.

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 clarifies how to apply Statement No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The Company is currently evaluating the impact of the new law.

CRITICAL ACCOUNTING POLICIES:

        The accounting policies critical to the Company are as follows:

EQUITY METHOD OF ACCOUNTING

        At September 30, 2004, the Company owned 17.8% of Delta and accounted for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $4,000 at September 30, 2004. The Company has allocated such excess to Delta's ownership interests in offshore California leases due to the potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in the future in Delta could become impaired and the Company would then be required to recognize the impairment. In addition, since the Company only owns 17.8% of Delta currently, it is possible that the Company may commence accounting for its investment in Delta as a marketable security if management considers the Company's influence on Delta to be less than significant. Although the Company's interest in Delta has decreased below 20%, the Company has continued to account for its investment in Delta using the equity method because three of the Company's directors currently comprise one-third of Delta's directors and thus the Company can be deemed to still exercise significant influence on Delta. If the Company's influence in Delta continues to decrease to a level at which it no longer is considered to have a significant influence, the Company would record its investment as a marketable security using the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

DISCONTINUED REFINING OPERATIONS

        At September 30, 2004, the Company had recorded net refining liabilities retained of $2,404. As noted in Note 14 to the consolidated financial statements in this Form 10-K, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,404. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

VALUATION ALLOWANCE FOR DEFERRED INCOME TAX ASSET

        The Company evaluates whether its deferred tax assets should be reduced by a valuation allowance based upon whether realization of such deferred tax assets is or is not more likely than not.

        At September 30, 2004, the Company recorded no valuation allowance offsetting its gross deferred tax asset of $757 at that date. Recording no valuation allowance is based upon the Company's assessment that the Company will generate future taxable income to utilize all of its gross deferred tax asset at September 30, 2004. If circumstances change such that the Company no longer expects future taxable income or expects less future taxable income, the Company will revise its valuation allowance, which could result in tax expense.

INVESTMENT IN NETWORK

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions, the Company's investment in Network was reduced to zero. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by that date. Subsequently, Network entered into its first revenue producing contract and recorded net income of $13 for the quarter ended September 30, 2004. If Network is able to enter into additional revenue-generating contracts and generate future net income, the Company may commence recording its share of Network's future net income under the equity method of accounting once the Company's share of such income has exceeded the Company's share of unrecorded Network losses since March 31, 2003, the date that the Company ceased recognizing its share of Network's losses.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through September 30, 2004, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

        See "New Accounting Pronouncements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002.................    22
Consolidated Balance Sheets as of September 30, 2004 and 2003...............................................    23
Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.................    24
Consolidated Statements of Stockholders' Equity  and Other Comprehensive Income for the Years
 Ended September 30, 2004, 2003 and 2002....................................................................    26
Notes to the Consolidated Financial Statements..............................................................    27

INDEPENDENT AUDITORS' REPORT................................................................................    58

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------------
                                                                              2004            2003            2002
                                                                          ------------    ------------    ------------
Revenues:
  Oil and gas sales ...................................................   $      1,087                    $      9,445
                                                                          ------------                    ------------
                                                                                 1,087                           9,445
                                                                          ------------                    ------------
Expenses:
  Oil and gas production ..............................................            315                           3,267
  General and administrative ..........................................          4,432    $      3,565           6,031
  Depreciation, depletion and amortization ............................            251              56           3,151
  Litigation provision ................................................            825
  Loss on sale of unproved Romanian properties ........................                                            311
                                                                          ------------    ------------    ------------
                                                                                 5,823           3,621          12,760
                                                                          ------------    ------------    ------------
Operating income (loss) ...............................................         (4,736)         (3,621)         (3,315)
                                                                          ------------    ------------    ------------
Other income (expense):
  Gain on sale of marketable securities ...............................            538
  Gain on sale of Delta Petroleum Corporation investment ..............         18,211
  Gain on sale of oil and gas properties ..............................                                          1,295
  Interest income .....................................................            208             255             157
  Other income ........................................................            432              17              16
  Impairment provision - marketable securities ........................                                           (388)
  Impairment provision - investment in Networked Energy
   LLC ................................................................                           (480)
  Decrease in fair value of option granted to Delta
   Petroleum Corporation ..............................................                            432           2,250
  Equity in loss of Networked Energy LLC ..............................                            (20)           (176)
  Equity in income (loss) of Delta Petroleum Corporation ..............          1,352           1,067            (598)
                                                                          ------------    ------------    ------------
                                                                                20,741           1,271           2,556
                                                                          ------------    ------------    ------------
Income (loss) before provision for (benefit of) income taxes ..........         16,005          (2,350)           (759)
                                                                          ------------    ------------    ------------
Provision for (benefit of) income taxes:
    State .............................................................             63             (10)             30
    Federal ...........................................................          2,322            (339)          1,055
                                                                          ------------  --------------   -------------
                                                                                 2,385            (349)          1,085
                                                                          ------------  --------------   -------------
Net income (loss) .....................................................   $     13,620    $     (2,001)   $     (1,844)
                                                                          ============    ============    ============
Net income (loss) per share:
    Basic .............................................................   $       2.04    $       (.30)   $       (.28)
                                                                          ============    ============    ============
    Diluted ...........................................................   $       1.96    $       (.30)   $       (.28)
                                                                          ============    ============    ============
Weighted average number of common and potential dilutive common shares outstanding:
    Basic .............................................................      6,675,538       6,592,884       6,629,376
                                                                          ============    ============    ============
    Diluted ...........................................................      6,933,982       6,592,884       6,629,376
                                                                          ============    ============    ============

   The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                     2004           2003
                                                                                 ------------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $     33,742   $     10,615
  Restricted cash ............................................................            120          4,285
  Accounts receivable ........................................................            582            152
  Account receivable - Delta Petroleum Corporation ...........................            339
  Marketable securities ......................................................             19          4,088
  Prepaid expenses and other current assets ..................................            203            112
  Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126 ...................................................................
  Deferred income taxes ......................................................                           648
                                                                                 ------------   ------------
      Total current assets ...................................................         35,005         19,900
Property, plant and equipment, net:
  Furniture, fixtures, equipment and vehicles ................................            111             65
  Oil and gas properties, net (full cost method):
    Proved properties ........................................................          9,012
    Unproved properties not being amortized ..................................
Investment in Networked Energy LLC, net of impairment reserve of $354 ........
Investment in Delta Petroleum Corporation ....................................         39,698         29,477
Deferred income taxes ........................................................                           366
                                                                                 ------------   ------------
    Total assets .............................................................   $     83,826   $     49,808
                                                                                 ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Dividend payable ...........................................................   $        343   $        330
  Accounts payable ...........................................................            749            541
  Accrued expenses ...........................................................            906            241
  Accrued taxes on appreciation of marketable securities .....................              1            649
  Asset retirement obligations ...............................................              3
                                                                                 ------------   ------------
    Total current liabilities ................................................          2,002          1,761
Net refining liabilities retained ............................................          2,404          2,404
Asset retirement obligations .................................................            227
Deferred income taxes ........................................................          5,170
Other liabilities ............................................................             19
                                                                                 ------------   ------------
    Total liabilities ........................................................          9,822          4,165
                                                                                 ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Series B participating preferred stock; par value - $1.00;
   10,000,000 shares authorized; no shares issued
  Common stock; par value - $0.50; 25,000,000 shares authorized; 11,781,404 shares issued at September 30, 2004 and 11,503,904 shares issued at
   September 30, 2003 ........................................................          5,891          5,752
  Additional paid-in capital .................................................         85,691         68,532
  Accumulated other comprehensive income, net of taxes .......................            170          1,383
  Retained earnings ..........................................................         48,919         36,643
                                                                                 ------------   ------------
                                                                                      140,671        112,310
  Treasury stock at cost - 4,911,020 shares at September 30, 2004 and
   September 30, 2003 ........................................................        (66,667)       (66,667)
                                                                                 ------------   ------------
    Total stockholders' equity ...............................................         74,004         45,643
                                                                                 ------------   ------------
    Total liabilities and stockholders' equity ...............................   $     83,826   $     49,808
                                                                                 ============   ============

   The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                   --------------------------------------------
                                                                                       2004            2003            2002
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $     13,620    $     (2,001)   $     (1,844)
                                                                                   ------------    ------------    ------------
  Adjustments to reconcile net income (loss) to cash provided by (used in)
   operating activities:
    Provision for bad debts ....................................................             86
    Depreciation, depletion and amortization ...................................            251              56           3,151
    Write offs - property, plant and equipment .................................                             32
    Decrease in fair value of option granted to Delta Petroleum Corporation ....                           (432)         (2,250)
    Gain on sale of marketable securities ......................................           (538)
    Gain on sale of investment in Delta Petroleum Corporation ..................        (18,211)
    Deferred income tax expense (benefit) ......................................          2,047            (349)          1,085
    Gain on sale of domestic oil and gas properties ............................                                         (1,295)
    Loss on sale of unproved Romanian properties ...............................                                            311
    Impairment of investment in Networked Energy LLC ...........................                            480
    Impairment of marketable securities ........................................                                            388
    Equity in (income) loss of Networked Energy LLC ............................                             20             176
    Equity in (income) loss of Delta Petroleum Corporation .....................         (1,352)         (1,067)            598
    Changes in assets and liabilities:
      (Increase) decrease in restricted cash ...................................          4,165             (55)         (3,860)
      (Increase) decrease in accounts receivable ...............................           (499)            (44)          2,678
      (Increase) decrease in prepaid expenses and other current assets .........            (81)             85              80
      Increase (decrease) in accounts payable ..................................            208             128          (3,130)
      Increase (decrease) in accrued expenses ..................................            665            (322)            271
      Increase (decrease) in other long-term liabilities .......................             19             (11)              2
                                                                                   ------------    ------------    ------------
        Total adjustments ......................................................        (13,240)         (1,479)         (1,795)
                                                                                   ------------    ------------    ------------
        Net cash flow provided by (used in) operating activities ...............            380          (3,480)         (3,639)
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of marketable securities ..................................          2,809
  Proceeds from sale of investment in Delta Petroleum Corporation ..............         29,339
  Proceeds from sale of oil and gas properties .................................                                         15,478
  Investment in oil and gas properties .........................................         (9,341)                           (810)
  Investment in Networked Energy LLC ...........................................                           (125)           (150)
  Purchase of furniture, fixtures and equipment ................................           (102)                             (7)
  Other ........................................................................              2               2
                                                                                   ------------    ------------    ------------
        Net cash provided by (used in) investing activities ....................         22,707            (123)         14,511
                                                                                   ------------    ------------    ------------

                            (continued on next page)

   The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("$000'S" OMITTED)
                         (continued from previous page)

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                   --------------------------------------------
                                                                                       2004            2003            2002
                                                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options ......................................          1,371
  Acquisition of treasury stock ................................................                                           (161)
  Dividends paid to stockholders ...............................................         (1,331)         (1,321)         (1,016)
                                                                                   ------------    ------------    ------------
        Net cash provided by (used in) financing activities ....................             40          (1,321)         (1,177)
                                                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ...........................         23,127          (4,924)          9,695
Cash and cash equivalents - beginning of period ................................         10,615          15,539           5,844
                                                                                   ------------    ------------    ------------
Cash and cash equivalents - end of period ......................................   $     33,742    $     10,615    $     15,539
                                                                                   ============    ============    ============
Supplemental disclosures of cash flow information are as follows:
  Cash paid during the period:
    Income taxes ...............................................................   $        350    $         13
                                                                                   ============    ============
  Accrued dividends ............................................................   $        343    $        330    $        330
                                                                                   ============    ============    ============
  Unrealized gain (loss) on investment in available-for-sale marketable
   securities ..................................................................                   $        666    $     (1,113)
                                                                                                   ============    ============
  Exchange of oil and gas properties for Delta Petroleum Corporation
   common stock ................................................................                                   $     26,952
                                                                                                                   ============
  Estimated value of Delta option to repurchase 3,188,667 Delta shares .........                                   $      2,682
                                                                                                                   ============
  Issuance of additional equity by Delta Petroleum Corporation and option expense credited directly to paid-in-capital by Delta, net of $4,595
   and $0, respectively, of income taxes .......................................   $     15,459    $      1,167
                                                                                   ============    ============

   The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                            --------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                COMMON STOCK          ADDITIONAL                      OTHER
                                            -----------------------    PAID-IN     COMPREHENSIVE   COMPREHENSIVE   RETAINED
                                              SHARES        AMOUNT     CAPITAL        INCOME       INCOME (LOSS)   EARNINGS
                                            ----------    ---------   ----------   -------------   -------------   ---------
Balance - October 1, 2001................   11,503,904    $   5,752   $   67,365                   $       1,600   $  42,816
Stock acquired...........................
Dividends declared ($.15 per share)......                                                                             (1,007)
Comprehensive income (loss):
  Net income (loss)......................                                          $      (1,844)                     (1,844)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of
     $626 tax benefit....................                                                 (1,113)         (1,113)
                                                                                   -------------
                                            ----------    ---------   ----------   $      (2,957)  -------------   --------
Balance - September 30, 2002.............   11,503,904        5,752       67,365   =============             487     39,965

Issuance of additional stock by
 Delta Petroleum Corporation.............                                  1,167
Dividends declared ($.20 per share)......                                                                             (1,321)
Comprehensive income (loss):
  Net income (loss)......................                                          $      (2,001)                     (2,001)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of
     $375 of income taxes................                                                    666             666
    Equity in other comprehensive
     income (loss) of Delta
     Petroleum Corporation, net of
     $129 tax benefit....................                                                    230             230
                                                                                   -------------
                                            ----------    ---------   ----------   $      (1,105)  -------------   ---------
Balance - September 30, 2003.............   11,503,904        5,752       68,532   =============           1,383      36,643

Options exercised........................      277,500          139        1,232
Tax benefit of options exercised.........                                    468
Issuance of additional stock by Delta
 Petroleum Corporation, net of $4,595 tax                                 15,459
Dividends declared ($.20 per share)......                                                                             (1,344)
Comprehensive income (loss):
  Net income (loss)......................                                          $      13,620                      13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
     $649 tax............................                                                 (1,153)         (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $32 tax benefit                                                     (60)            (60)
                                            ----------    ---------   ----------   -------------   -------------   ---------
                                                                                   $      12,407
Balance - September 30, 2004.............   11,781,404    $   5,891   $   85,691   =============   $         170   $  48,919
                                            ==========    =========   ==========                   =============   =========
                                            YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                            ---------------------------------------------
                                                  TREASURY STOCK
                                            ---------------------------
                                              SHARES          AMOUNT          TOTAL
                                            ------------    -----------    ------------
Balance - October 1, 2001................      4,871,020    $   (66,506)   $     51,027
Stock acquired...........................         40,000           (161)           (161)
Dividends declared ($.15 per share)......                                        (1,007)
Comprehensive income (loss):.............
  Net income (loss)......................                                        (1,844)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of
     $626 tax benefit....................                                        (1,113)
                                            ------------    -----------    ------------
Balance - September 30, 2002.............      4,911,020        (66,667)         46,902

Issuance of additional stock by
 Delta Petroleum Corporation.............                                         1,167
Dividends declared ($.20 per share)......                                        (1,321)
Comprehensive income (loss):
  Net income (loss)......................                                        (2,001)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
     marketable securities, net of
     $375 of income taxes................                                           666
    Equity in other comprehensive
     income (loss) of Delta
     Petroleum Corporation, net of
     $129 tax benefit....................                                           230
                                            ------------    -----------    ------------
Balance - September 30, 2003.............      4,911,020        (66,667)         45,643

Options exercised........................                                         1,371
Tax benefit of options exercised.........                                           468
Issuance of additional stock by Delta
 Petroleum Corporation, net of $4,595 tax                                        15,459
Dividends declared ($.20 per share).                                             (1,344)
Comprehensive income (loss):
  Net income (loss) .....................                                        13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
     $649 tax............................                                        (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $32 tax benefit                                            (60)
                                            ------------    -----------    ------------
Balance - September 30, 2004.............      4,911,020    $   (66,667)   $     74,004
                                            ============    ===========    ============

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BUSINESS AND ORGANIZATION

        BUSINESS

        References to Company mean Castle Energy Corporation, the parent, and/or one or more of its subsidiaries. Such references are for convenience only and are not intended to describe legal relationships.

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mr. Joseph L. Castle II, Chairman of the Board and Chief Executive Officer, and his wife owned twenty-two and one-half percent (22.5%) of the Company's outstanding common stock at September 30, 2004 and December 1, 2004.

        EXPLORATION AND PRODUCTION

        From inception until May 31, 2002, the Company was engaged in the exploration and production segment of the energy business. On May 31, 2002, the Company sold all of its domestic oil and gas properties to Delta Petroleum Corporation, another public exploration and production company ("Delta"). On September 6, 2002, a subsidiary of the Company sold all of its interests in oil and gas concessions in Romania to the operator of the Romanian concessions. From September 2002 until March 30, 2004, the Company owned no oil and gas properties or other operating assets. On March 30 and March 31, 2004, the Company acquired interests in 166 gas wells in western Pennsylvania (see Note 4.) In addition, as a result of its 17.8% ownership of Delta at September 30, 2004, the Company is still indirectly involved in the exploration and production business
- see Notes 4 and 10.

        NATURAL GAS MARKETING

        In December 1992, the Company acquired a long-term natural gas sales contract with Lone Star Gas Company ("Lone Star Contract") and a gas pipeline. The Company also entered into two long-term gas sales contracts and one long-term gas purchase contract with MG Natural Gas Corp. ("MGNG"), a subsidiary of MG Corp. ("MG"), which, in turn, is a United States subsidiary of Metallgesellschaft A.G. ("MGAG"), a German conglomerate. In May 1997, the Company sold its natural gas pipeline to a subsidiary of Union Pacific Resources Corporation ("UPRC") and thus exited the gas transmission business while still conducting gas marketing operations. Effective May 31, 1999, the aforementioned gas sales and gas purchase contracts expired by their own terms and were not replaced by other third party gas marketing business. With the exception of the Long Trusts Lawsuit (see Note 15), the Company and its subsidiaries are not involved with any matters related to their former natural gas marketing business.

        REFINING

        IRLP

        The Company indirectly entered the refining business in 1989 when one of its subsidiaries acquired the operating assets of an idle refinery located in Lawrenceville, Illinois (the "Indian Refinery"). The Indian Refinery was subsequently operated by one of the Company's subsidiaries, Indian Refining I Limited Partnership ("IRLP"), until September 30, 1995 when it was shut down. On December 12, 1995, IRLP sold the Indian Refinery assets to American Western Refining, L.P. ("American Western"). American Western subsequently filed for bankruptcy and sold the Indian Refinery to an outside party which has substantially dismantled it. American Western subsequently filed a Plan of Liquidation. In April 2003, American Western's Plan of Liquidation was confirmed by the bankruptcy court and IRLP subsequently received $599 which it distributed to its creditors.

        In August 2002, ChevronTexaco sued the Company and two of its inactive subsidiaries, including IRLP, concerning environmental liabilities related to the Indian Refinery (see Note 14).

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

        NETWORKED ENERGY LLC

        In August 2000, the Company purchased thirty-five percent (35%) of the membership interests of Networked Energy LLC ("Network") for $500. Network is a private company engaged in the operation of energy facilities that supply power, heating and cooling services directly to retail customers. In March 2002, the Company invested an additional $150 in Network's equity, increasing its interest to 45%, and made a $125 loan to Network. In March 2003, the Company recorded a $480 impairment reserve with respect to its investment in and loan to Network, reducing the value of same to zero. Network recorded its first revenues and first profit for the quarter ended September 30, 2004 (see Note 9).

        FUTURE OF THE COMPANY

        After the sale of all of the Company's domestic oil and gas properties to Delta, the Company's management and Board of Directors were considering liquidation of the Company and distribution of the Company's assets to its stockholders. Consideration of liquidation has been suspended as a result of the lawsuit filed against the Company by ChevronTexaco (see Note 14). As a result of this lawsuit and management's decision not to liquidate, the Company sought acquisitions in the energy industry and acquired interests in 166 western Pennsylvania gas wells in March of 2004 (see Note 4). The Company operates 130 of these 166 wells.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 2004, 2003 and 2002 - during which time the Company and its subsidiaries operated only in the exploration and production segment of the energy business. References should be made to Forms 10-K for prior periods for summaries of accounting principles applicable to the Company's discontinued refining operations and the Company's previous natural gas marketing business.

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

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

        MARKETABLE SECURITIES

        The Company currently classifies its investment securities, other than those accounted for on the equity method, as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. At such time gain or loss is included in earnings. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security results.

        FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over three years. Such periods are the estimated useful lives of such furniture, fixtures and equipment.

        OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method by country using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the related property occurs. Management and drilling fees earned in connection with the transfer of oil and gas properties to a joint venture and proceeds from the sale of oil and gas properties are recorded as reductions in capitalized costs unless such sales are material and involve a significant change in the relationship between the cost and the value of the remaining proved reserves, in which case a gain or loss is recognized. The Company accounts for all unincorporated entities involved in oil and gas exploration and production using proportionate gross financial presentation. Under the proportionate gross basis, the Company records its share of assets and liabilities on the balance sheet and related operating data in its income statement. Expenditures for repairs and maintenance of wellhead equipment are expensed as incurred. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax-effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to current expense. Amortization and excess capitalized costs, if any, were computed separately for the Company's investment in Romania, which was sold in September 2002.

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

        IMPAIRMENT OF LONG-TERM ASSETS

        The Company reviews its long-term assets other than oil and gas properties for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If the sum of the expected future

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

        HEDGING ACTIVITIES

        The Company has not used hedges during the periods reported.

        GAS BALANCING

        The Company follows the "sales method" of accounting for its natural gas and crude oil revenue, so that the Company recognizes sales revenue on all natural gas or crude oil sold to its purchasers, regardless of whether the sales are proportionate to the Company's ownership in the property. A receivable or liability is recognized only to the extent that the Company has an imbalance on a specific property greater than the expected remaining proved reserves. Gas balancing activities have been immaterial during the periods reported.

        ASSET RETIREMENT OBLIGATIONS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement costs to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures.
SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Any transition adjustment resulting from the adoption of SFAS No. 143 would be reported as a cumulative effect of a change in accounting principle. The Company adopted this statement effective October 1, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company recorded an asset retirement obligation of $222 in conjunction with its acquisition of interests in gas wells on March 31, 2004 (see Note 4). At September 30, 2004, the asset retirement obligation was $230 with the change for the period resulting from accretion expense.

        INVESTMENTS IN NETWORK AND DELTA

        The Company's investments in Network and Delta (the Company owned 45% of Network and approximately 17.8% of Delta at September 30, 2004) are recorded using the equity method. Under this method, the Company records its share of Network's and Delta's income or loss and other comprehensive income (loss) with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as reductions in the carrying value of the Company's investment. If Network or Delta issues additional equity at prices different than that of the Company's investment, the Company records such difference, net of tax, as a charge or credit to the Company's investment with the offsetting entry to "Paid-In-Capital."

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network, reducing the book value of such investment to zero. (See Note 9).

        Although the Company's interest in Delta has decreased below 20%, the Company has continued to account for its investment in Delta using the equity method because three of the Company's directors currently comprise one-third of Delta's directors and thus the Company can be deemed to still exercise significant influence on Delta. If the Company's influence in Delta continues to decrease to a level at which it no longer is considered to have a significant influence, the Company would record its investment as a marketable security using the provisions of SFAS No. 115.

        The Company's investment in Delta exceeds the Company's proportional share of Delta's equity. The Company has allocated such excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The ownership interests are considered an intangible asset and the Company is required to evaluate the recoverability of such asset periodically and write them off or reduce them to the extent they are not deemed recoverable. (See
Note 10.)

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

        If Delta incurs significant recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta may be considered to have incurred an other than temporary impairment and the Company would then be required to recognize such impairment.

        COMPREHENSIVE INCOME

        Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, unrealized gains and losses on certain investments in debt and equity securities.

        STOCK BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation," allows an entity to continue to measure compensation costs in accordance with Accounting Principle Board Opinion No. 25 ("APB 25"). The Company has elected to continue to measure compensation cost in accordance with APB 25 and to comply with the required disclosure-only provisions of SFAS 123.

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                     YEAR ENDING SEPTEMBER 30,
                                                             -------------------------------------------
                                                                 2004           2003            2002
                                                             ------------   ------------    ------------
        Net income (loss) as reported ....................   $     13,620   $     (2,001)   $     (1,844)
        Adjustment required by SFAS 123 ..................                                           (62)
                                                             ------------   ------------    ------------
        Pro-forma net income (loss) ......................   $     13,620   $     (2,001)   $     (1,906)
                                                             ============   ============    ============
        Pro-forma net income (loss) per share:
          Basic ..........................................   $       2.04   $      (0.30)   $      (0.29)
                                                             ============   ============    ============
          Diluted ........................................   $       1.96   $      (0.30)   $      (0.29)
                                                             ============   ============    ============
        Net income (loss) per share as reported:
          Basic ..........................................   $       2.04   $      (0.30)   $      (0.28)
                                                             ============   ============    ============
          Diluted ........................................   $       1.96   $      (0.30)   $      (0.28)
                                                             ============   ============    ============

        INCOME TAXES

        The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109 "). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS No.109 also requires that deferred tax assets, if any, be reduced by a valuation allowance based upon whether realization of such deferred tax asset is or is not more likely than not. (See
Note 19).

        DERIVATIVE INSTRUMENTS

        Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998. Subsequently, SFAS No. 138 "Accounting for Certain Derivative Instruments"
(SFAS No. 138), an amendment of SFAS No. 133, was issued. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS No. 133 effective October 1, 2000. In May 2002, the Company assigned to Delta an option to acquire 3,188,667 of its shares held by the Company for $4.50/share until May 31, 2003. Pursuant to SFAS No. 133, the Company accounted for changes in the value of this option by recording gains or losses, as applicable, in its Consolidated Statement of Operations until the option expired unexercised on May 31, 2003. The Company has not hedged its oil and gas production during the periods reported.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interests Entities , an Interpretation of ARB No. 51 ("Interpretation No 46R"). Interpretation No. 46R applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the end of the first interim or annual reporting period ending after March 31, 2004. The provisions of Interpretation No. 46R have not had an effect on the Company's financial position and results of operations to date, and the Company does not presently expect Interpretation No. 46 to have any effect on the Company's future financial position or results of operations.

        On September 28, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB No. 106"). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as the Company. SAB No. 106 is expected to affect the way in which the Company calculates its full cost ceiling limitation (the Company will henceforth exclude asset retirement costs related to proved developed properties in the calculation of the ceiling) and the way the Company calculates depletion on its gas properties (only asset retirement costs for new recompletions and new wells will be included in calculating depletion rates). The Company adopted SAB No. 106 on October 1, 2004. The Company expects the adoption of SAB No. 106 on future operating costs, operating income (loss) and net income (loss) to be immaterial.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share- Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R) will be effective for the Company beginning July 1, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations.

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 clarifies how to apply Statement No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The Company is currently evaluating the impact of the new law.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 3 - DISCONTINUED REFINING OPERATIONS

        Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 2001 to September 30, 2004 is as follows:

                                                                          ESTIMATED
                                                                      REALIZABLE VALUE
                                                                       OF DISCONTINUED          NET REFINING
                                                                     NET REFINING ASSETS    LIABILITIES RETAINED
                                                                     -------------------    --------------------
        Balance - October 1, 2001.................................         $   612                $ 3,016
        Adjustment of liabilities.................................                                   (106)
        Cash transactions.........................................                                    106
                                                                           -------                -------
        Balance - September 30, 2002..............................             612                  3,016
        Adjustment of liabilities.................................             (13)                  (151)
        Cash transactions.........................................            (599)                  (461)
                                                                           -------                -------
        Balance - September 30, 2003 and 2004.....................         $     0                $ 2,404
                                                                           =======                =======

        As of September 30, 2004, the estimated value of net refining liabilities retained consisted of net vendor liabilities of $1,099, outstanding and accrued legal costs of $192 and accrued costs related to discontinued refining operations of $1,138, offset by cash of $25.

        "Estimated realizable value of discontinued net refining assets" is based on the transactions consummated by the Company with American Western and transactions consummated by American Western and IRLP subsequently with others and includes management's best estimates of the amounts expected to be realized upon the complete disposal of the refining segment. "Net refining liabilities retained" includes management's best estimate of amounts expected to be paid upon the settlement of this net liability. The actual amounts the Company ultimately pays could differ materially from such estimated amounts.

        See Note 14.

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

        For book purposes, the Company recorded a gain on the sale of its domestic oil and gas properties to Delta of $1,295 as follows:

        Proceeds received
          Cash price at October 1, 2001, effective date...........................      $  20,000
          Cash flow received by the Company October 1, 2001-May 31 2002...........         (1,764)
          Final purchase price adjustment.........................................           (194)
          Estimated production revenue earned by the Company October 1,
           2001 to May 31, 2002 but received by or to be received by Delta......           (2,564)
                                                                                        ---------
                                                                                                       15,478
          Value of Delta stock received per appraisal (9,566,000 shares x
           $2.8175/share).......................................................                       26,952
                                                                                                    ---------
                                                                                                       42,430
        Net book value of assets sold:
          Oil and gas properties..................................................                    (37,388)
          Pipeline................................................................                       (48)
                                                                                                    ---------
        Gross gain on sale........................................................                      4,994
        Estimated value of Delta option to repurchase 3,188,667 shares............                     (2,682)
                                                                                                    ---------
        Net gain on sale..........................................................                      2,312
        Portion of gain deferred (approximately 44%)..............................                     (1,017)
                                                                                                    ---------
        Net gain recorded.........................................................                  $   1,295
                                                                                                    =========

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

        Book value of the Company's initial investment in Delta (382,289 shares) prior
         to May 31, 2002.................................................................           $   1,733
        Reduction of initial investment to market value upon conversion to equity
         method of accounting............................................................                (184)
        "Catch up" adjustment necessary to convert the Company's initial
         investment in Delta to the equity method retroactively..........................                (165)
        Value of Delta stock received in Delta transaction (9,566,000 shares)............              26,952
        Portion of gain deferred (approximately 44%).....................................              (1,017)
                                                                                                    ---------
                                                                                                    $  27,319
                                                                                                    =========

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

        Under generally accepted accounting principles in the United States, an adjustment was first made to reduce the Company's cost of Delta's stock to its market value before such market value was added to the Company's equity investment in Delta. Next, an adjustment was made to record the Company's share of Delta's net income (loss) under the equity method retroactively ("catch up" adjustment).

        The Company's investment in Delta exceeded its proportional share of Delta's equity by approximately $6,900 at closing, May 31, 2002. The Company allocated the excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from its offshore California oil and gas leases. Delta and eight other energy companies which own interests in oil and gas leases off the California coast have sued the United States for in excess of $1,200,000 for reimbursement damages for breach of contract with respect to these offshore oil and gas fields.

        On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was $8,121 consisting of $8,000 for the agreed-upon purchase price as of January 1, 2004 plus $121 of net expenses paid by Delta applicable to the period January 1, 2004 to March 31, 2004. The effective date of the purchase was January 1, 2004. For accounting purposes the Company allocated $43 of the purchase price to trucks and the remainder to oil and gas properties.

        The Company owned approximately 25% of Delta (see Note 10) at the time of purchase and three of the Company's directors were and still are also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        At the same time the Company also purchased another owner's interests in the same gas properties for $334 subject to similar final closing adjustments. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties.

        On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100 from five limited partnerships. That transaction closed March 30, 2004. The President of the general partner of the five selling limited partnerships was and still is an officer and director of the Company. As a result, the Company appointed a committee of independent directors to evaluate and make recommendations to the Board with respect to the proposed transaction. The committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's opinion that the proposed purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

        The Company's petroleum reservoir engineer estimated the proved reserves applicable to the three Pennsylvania purchases to be approximately eight billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests are operated by the Company. The Company also entered into an operations management agreement with Delta whereby Delta agreed to perform certain well operations functions for the Company on a transitional basis for up to six months commencing April 1, 2004. That agreement terminated September 30, 2004 and the Company is now performing the well operations functions previously performed by Delta.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The Company's investment in proved oil and gas properties at September 30, 2004 is as following:

        Purchase price paid at closing (March 30 and 31, 2004):
          Purchase of interests in 138 wells from Delta ($8,121 less $43
           allocated to trucks)...................................................      $   8,078
          Purchase of interests in same 138 wells from an outside party...........            334
          Purchase of interests in additional 28 wells from limited partnerships..          1,100
                                                                                        ---------

                                                                                                    $   9,512
        Final purchase price adjustments..........................................                       (527)
        Asset retirement obligation...............................................                        222
        Accumulated depreciation, depletion and amortization......................                       (195)
                                                                                                    ---------
                                                                                                    $   9,012
                                                                                                    =========

        At September 30, 2004, $356 of the final purchase price adjustments were still owed to the Company by two asset sellers.

        See Notes 8 and 10.

NOTE 5 - RESTRICTED CASH

        Restricted cash consists of the following:

                                                                                            SEPTEMBER 30,
                                                                                        ---------------------
                                                                                           2004        2003
                                                                                        ---------   ---------
        Funds supporting letters of credit issued for operating bonds.............      $     120   $     210
        Funds supporting bond posted for Long Trusts Lawsuit, including
         accrued interest of $189 at September 30, 2003...........................                      4,075
                                                                                        ---------   ---------
                                                                                        $     120   $   4,285
                                                                                        =========   =========

NOTE 6 - MARKETABLE SECURITIES

        The Company's investment in marketable securities consists of common shares of Penn Octane Corporation, a public company that sells liquid propane gas into Mexico ("Penn Octane"), and ChevronTexaco Corporation ("ChevronTexaco"). The Company sold all of its shares of Penn Octane common stock during the quarter ended March 31, 2004 resulting in a gain of $538. The Company's investments in Penn Octane and ChevronTexaco common stock and options to buy Penn Octane common stock were as follows:

                                                                                              COMMON STOCK
                                                                                -------------------------------------
                                                                                PENN OCTANE   CHEVRONTEXACO    TOTAL
                                                                                -----------   -------------   -------
        September 30, 2004:
          Cost...........................................................                       $    15       $    15
          Unrealized gain (loss).........................................                             4             4
                                                                                                -------       -------
          Book value (market value)......................................                       $    19       $    19
                                                                                                =======       =======
        September 30, 2003:
          Cost...........................................................         $   2,271     $    14       $ 2,285
          Unrealized gain (loss).........................................             1,804          (1)        1,803
                                                                                  ---------     -------       -------
          Book value (market value)......................................         $   4,075     $    13       $ 4,088
                                                                                  =========     =======       =======

        The fair market values of Penn Octane and ChevronTexaco common stock were based on one hundred percent (100%) of the closing price on the last trading day in the Company's fiscal year.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        At September 30, 2003, the fair market value of the Penn Octane shares included $45 related to options to acquire Penn Octane common stock held by the Company. The value of such options was computed using the Black-Scholes method. The options expired unexercised.

NOTE 7 - ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            2004        2003
                                                         ---------   ---------
        Gas production revenues.....................     $     495
        Purchase price adjustments..................            17
        Other.......................................            70   $     152
                                                         ---------   ---------
                                                         $     582   $     152
                                                         =========   =========

NOTE 8 - ACCOUNTS RECEIVABLE - DELTA PETROLEUM CORPORATION

        Account receivable - Delta Petroleum Corporation consists of the final purchase price adjustment related to the Company's acquisition of Appalachian gas properties from Delta (see Notes 4 and 10). The parties have agreed to this amount. At September 30, 2004, the Company owned 17.8% of Delta.

NOTE 9 - INVESTMENT IN NETWORKED ENERGY LLC AND NOTE RECEIVABLE DUE FROM NETWORKED ENERGY LLC

        The Company accounts for its investment in Network using the equity method of accounting (see Note 2). In fiscal 2002 the Company invested an additional $150 in Network increasing its ownership from 35% to 45%. In addition, the Company loaned Network $125 in fiscal 2003. The Company recorded a $354 impairment provision on its investment in Network's equity and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003 because Network had not obtained any contracts for the services its offers. These impairment provisions reduced the book value of the Company's investment in Network to zero and the Company no longer recorded any portion of Network's losses after March 31, 2003. The Company's investment in Network as of September 30, 2004 and 2003 was as follows:

                                                                                      NOTE
                                                                      INVESTMENT   RECEIVABLE
                                                                      ----------   ----------
        Investment in Network's Equity..............................  $      650
        Note receivable - Network...................................               $      125
        Accumulated amortization of goodwill........................         (23)
        Accumulated share of Network's losses.......................        (273)
        Impairment provision........................................        (354)
        Accrued interest receivable.................................                        1
        Allowance for doubtful account..............................                     (126)
                                                                      ----------   ----------

                                                                      ==========   ==========

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The components of the Company's equity in Network losses are as follows:

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                   --------------------------
                                                                                    2004       2003      2002
                                                                                   -----      -----     -----
        Share of Network's losses, excluding amortization of goodwill.........                $  20     $ 167
        Amortization of goodwill..............................................                              9
                                                                                              -----     -----
                                                                                              $  20     $ 176
                                                                                              =====     =====

        For the period from April 1, 2003 to September 30, 2003, Network recorded a loss of $13, no portion of which was recorded by the Company. For the period from October 1, 2003 to September 30, 2004, Network recorded a loss of $4, no portion of which was recorded by the Company. The Company does not expect to record any share of any future income of Network until such income exceeds the $17 of losses incurred by Network from April 1, 2003 to September 30, 2004. Network recorded its first revenue and profit during the quarter ended September 30, 2004.

        Network's membership units are held by the Company and one other member who owns 55% of Network. The membership interests are not publicly traded.

        See Notes 1 and 2.

NOTE 10 - INVESTMENT IN DELTA PETROLEUM CORPORATION

        Changes in the Company's investment in Delta were as follows:

                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                             ------------------------
                                                                                                2004          2003
                                                                                             ----------    ----------
        Investment - beginning of period..................................................   $   29,477    $   26,886
        Share of Delta's income (losses)..................................................        1,352         1,067
        Share of Delta's other comprehensive income (loss)................................          (92)          359
        Tax effect on share of Delta's other comprehensive income (loss)..................           32            91
        Issuance of additional Delta shares to outsiders at a price different than the
         Company's book value.............................................................       20,054         1,074
        Sale of Delta shares to outsiders.................................................      (11,128)
        Other.............................................................................            3
                                                                                             ----------    ----------
        Investment end of period..........................................................   $   39,698    $   29,477
                                                                                             ==========    ==========

        The Company currently accounts for its investment in Delta using the equity method of accounting. Prior to June 1, 2002, the Company accounted for its interest in Delta as available-for-sale securities. At September 30, 2004, the Company owned 17.8% of Delta's common stock, consisting of 7,000,000 shares. Prior to June 1, 2002, the Company owned approximately 3.4% of Delta.

        The difference between the Company's investment in Delta and its proportional share of Delta's equity was approximately $4,000 at September 30, 2004. The Company has allocated the excess to Delta's ownership interests in offshore California leases and the related potential legal recovery from Delta's offshore California oil and gas leases.

        See Notes 2 and 4.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        Condensed financial information concerning Delta is as follows:

                                                                                            SEPTEMBER 30,
                                                                                        ---------------------
                                                                                           2004        2003
                                                                                        ---------   ---------
                                                                                             (Unaudited)
                                CONDENSED BALANCE SHEETS

                                         Assets

        Current assets..........................................................        $  15,896   $   7,456
        Property and equipment, net.............................................          261,907      93,198
        Other assets............................................................            1,330         195
                                                                                        ---------   ---------
                                                                                        $ 279,133   $ 100,849
                                                                                        =========   =========

                          Liabilities and Stockholders' Equity

        Current liabilities, including current portion of long-term debt........        $  15,177   $  18,029
        Long-term liabilities and minority interests............................           63,445      27,555
        Shareholder's equity....................................................          200,511      55,265
                                                                                        ---------   ---------
                                                                                        $ 279,133   $ 100,849
                                                                                        =========   =========

                                                                                 SEPTEMBER 30,
                                                                    --------------------------------------
                                                                       2004          2003          2002
                                                                    ----------    ----------    ----------
                                                                                 (Unaudited)
                    CONDENSED STATEMENTS OF OPERATIONS
        Revenue:
          Oil and gas sales .....................................   $   49,387    $   27,850    $   11,172
          Other .................................................         (428)       (2,074)          243
                                                                    ----------    ----------    ----------
                                                                        48,959        25,776        11,415
                                                                    ----------    ----------    ----------
        Expense:
          Lease operating expenses ..............................       11,865         9,579         5,877
          General and administrative ............................        9,514         5,368         3,833
          Depreciation, depletion and amortization ..............       13,344         5,797         4,239
          Other .................................................        7,920           800         1,998
                                                                    ----------    ----------    ----------
                                                                        42,643        21,544        15,947
                                                                    ----------    ----------    ----------
        Other income (loss) .....................................       (1,849)       (1,728)       (1,360)
                                                                    ----------    ----------    ----------
        Income (loss) before taxes ..............................        4,467         2,504        (5,892)
        Income taxes
        Discontinued operations, net of tax .....................        3,169
                                                                    ----------    ----------    ----------
        Net income (loss) .......................................   $    7,636    $    2,504    $   (5,892)
                                                                    ==========    ==========    ==========

        The above condensed financial information has been compiled using Delta's audited financial statements for the years ended June 30, 2004, 2003 and 2002 and its unaudited quarterly financial statements for the quarters ended September 30, 2001, 2002, 2003 and 2004.

        Delta' stock is traded on the Nasdaq stock market under the symbol "DPTR." At September 30, 2004, the closing price of Delta's common stock was $13.04.

        At June 30, 2004, there were 4,758,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that are out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at September 30, 2004, the Company's percentage ownership of Delta would have decreased to approximately 16%.

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

        When the Company sold substantially all of its assets to Delta in May 2002, it valued the 9,566,000 Delta shares it received at $2.82 per share. Subsequently, the Company has increased its investment in Delta by its share of Delta's earnings and by its share of gains related to subsequent stock issuances by Delta at prices in excess of the Company's book value/share of Delta in accordance with the equity method of accounting. The Company's accounting policy is to record these gains through equity and not as income. As a result, the average cost of the 2,948,289 shares of Delta sold by the Company during the year ended September 30, 2004 was $3.77 per share and the average book value of the Company's remaining 7,000,000 Delta shares at September 30, 2004 was $5.67 per share.

NOTE 11 - FURNITURE, FIXTURES AND EQUIPMENT

        Furniture, fixtures and equipment are as follows:

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            2004        2003
                                                         ---------   ---------
        Cost:
          Furniture and fixtures......................   $     690   $     668
          Automobiles and trucks......................         349         269
                                                         ---------   ---------
                                                             1,039         937
        Accumulated depreciation......................        (928)       (872)
                                                         ---------   ---------
                                                         $     111   $      65
                                                         =========   =========

NOTE 12 - OIL AND GAS PROPERTIES (UNAUDITED)

        Oil and gas properties consist of the following:

                                                              SEPTEMBER 30, 2004
                                                              ------------------
        Proved properties...................................       $  9,207
        Less: accumulated depreciation, depletion
         and amortization...................................           (195)
                                                                   --------
                                                                   $  9,012
                                                                   ========

        The Company owned no oil and gas properties at September 30, 2003 (see
Note 1 and 4). As required by SFAS No. 69 "Disclosure About Oil and Gas Producing Activities," the Company has also presented information concerning its interest in Delta's oil and gas operations.

        The Company's 17.8% interest in Delta's net capitalized costs at September 30, 2004 was $46,619 (unaudited).

        Capital costs incurred by the Company in oil and gas activities are as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                2004             2002
                                              -------  -------------------------
                                              UNITED   UNITED
                                              STATES   STATES   ROMANIA   TOTAL
                                              -------  -------  -------  -------
        Acquisition of properties:
          Proved properties................   $ 8,985
          Unproved properties..............            $   154  $   221  $   375
        Exploration........................
        Development........................                434               434
                                              -------  -------  -------  -------
                                              $ 8,985  $   588  $   221  $   809
                                              =======  =======  =======  =======

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        No capital costs were incurred by the Company in oil and gas activities for the year ended September 30, 2003.

        For the years ended September 30, 2002, the Company incurred development costs related to booked proved undeveloped reserves of $434. No development costs were incurred for the years ended September 30, 2003 and 2004.

        The Company's 17.8% interest in Delta's costs of property acquisition, exploration and development are as follows:

                                                                                       YEAR ENDED JUNE 30, 2004
                                                                                   -------------------------------
                                                                                    ONSHORE    OFFSHORE     TOTAL
                                                                                   --------    --------   --------
        Acquisition of properties:
          Proved properties ....................................................   $ 22,888               $ 22,888
          Unproved properties ..................................................      6,626    $    121      6,747
        Exploration ............................................................        428                    428
        Development ............................................................      4,410         190      4,600
                                                                                   --------    --------   --------
                                                                                   $ 34,352    $    311   $ 34,663
                                                                                   ========    ========   ========
        Company's interest in Delta ............................................                              17.8%
                                                                                                          ========

                                                                       YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------
                                                              2003                              2002
                                                --------------------------------   ------------------------------
                                                ONSHORE     OFFSHORE      TOTAL    ONSHORE    OFFSHORE     TOTAL
                                                --------    --------    --------   --------   --------   --------
        Acquisition of properties:
          Proved properties .................   $  4,421                $  4,421   $ 16,848              $ 16,848
          Unproved properties ...............        285    $    181         466      4,011   $    160      4,171
        Exploration .........................         58                      58         48         21         69
        Development .........................      2,112         404       2,516        434        527        961
                                                --------    --------    --------   --------   --------   --------
                                                $  6,876    $    585    $  7,461   $ 21,341   $    708   $ 22,049
                                                ========    ========    ========   ========   ========   ========
        Company's interest in Delta .........                                 41%                              44%
                                                                        ========                         ========

        All of Delta's offshore properties are located in offshore California.

        The Company's 17.8% interest in Delta's property acquisition, exploration and development costs incurred in oil and gas activities is presented for annual periods ending June 30 because this is Delta's fiscal year end.

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      2004          2002
                                                                                   ----------    ----------
        Revenues:
          Crude oil, condensate, natural gas liquids and natural gas sales .....   $    1,087    $    9,445
                                                                                   ----------    ----------
        Costs and expenses:
          Production costs .....................................................   $      315    $    3,267
          Depreciation, depletion and amortization .............................          195         3,072
                                                                                   ----------    ----------
          Total costs and expenses .............................................          510         6,339
                                                                                   ----------    ----------
        Income tax provision (benefit) .........................................           99         3,313
                                                                                   ----------    ----------
        Income (loss) from oil and gas producing activities ....................   $      478    ($     207)
                                                                                   ==========    ==========

        The income tax provisions were computed at the effective tax rate for the related fiscal year.

        The Company had no oil and gas producing activities for the year ended September 30, 2003.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The Company's 17.8% interest in Delta's historical results of operations, excluding corporate overhead and interest expense, from oil and gas producing activities are as follows:

                                                                                          YEAR ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                        2004      2003      2002
                                                                                      -------   -------   -------
        Income (loss) from oil and gas producing activities, including $982 of
         income from discontinued operations and gains from properties sold........   $ 3,339   $ 4,241   $  (673)
                                                                                      =======   =======   =======

        The Company's interest in Delta's historical results of operations is presented for annual periods ended June 30 because this is Delta's fiscal year end.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           2004          2002
                                                                                        ----------    ----------
        Depletion rate per equivalent MCF of natural gas............................    $     1.25    $     0.72
                                                                                        ==========    ==========

        No depletion was incurred for the fiscal year ended September 30, 2003 because the Company did not directly own any oil and gas properties in fiscal 2003.

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

        At September 30, 2004, based upon natural gas prices at September 30, 2004, the ceiling value of the Company's reserves exceeded the Company's costs to be recovered and no full cost ceiling write down was required.

NOTE 13 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

        Reserve estimates are based upon subjective engineering judgements made by the Company's independent petroleum reservoir engineers, Ralph E. Davis Associates, Inc. and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                               ("000'S" OMITTED)
                                                                         ------------------------------
                                                                         OIL (BBLS)   NATURAL GAS (MCF)
                                                                         ---------    -----------------
        Proved developed and undeveloped reserves:
          As of October 1, 2001 ......................................       3,009          30,692
            Production ...............................................        (179)         (2,160)
            Divestitures .............................................      (2,830)        (28,532)
                                                                         ---------        --------
          As of September 30, 2002 and 2003
            Acquisitions .............................................                       9,041
            Production ...............................................                        (156)
                                                                         ---------        --------
        As of September 30, 2004 .....................................                       8,885
                                                                         =========        ========
        Proved developed reserves:
          September 30, 2002 and 2003
                                                                         =========        ========
          September 30, 2004 .........................................                       8,081
                                                                         =========        ========
        Company's 17.8% interest in reserves of Delta (proved
         developed and undeveloped reserves):
          June 30, 2004 ..............................................       2,350          15,749
                                                                         =========        ========

        The Company did not directly own any oil and gas properties at September 30, 2003.

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

                                                                                         SEPTEMBER 30,
                                                                                              2004
                                                                                         -------------
        Future cash inflows........................................................        $  53,961
        Future production costs....................................................          (12,116)
        Future development costs...................................................           (1,479)
        Future income tax expense..................................................          (10,563)
                                                                                           ---------
        Future net cash flows......................................................           29,803
        Discount factor of 10% for estimated timing of future cash flows...........          (16,660)
                                                                                           ---------
        Standardized measure of discounted future cash flows.......................        $  13,143
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

        No standardized measure of discounted future cash flows existed at September 30, 2003 or 2002 because the Company owned no oil and gas properties directly on these dates.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                               SEPTEMBER 30,
                                                           --------------------
                                                             2004        2002
                                                           --------    --------
        Standardized measure, beginning of year .........              $ 36,020
        Sale of oil and gas, net of production costs ....  $   (772)     (6,178)
        Net changes in prices
        Sale of reserves in place .......................               (32,678)
        Purchase of reserves in place ...................    17,802
        Development costs incurred during the period
         that reduced future development costs ..........                   434
        Net changes in income taxes .....................    (3,887)
        Accretion of discount ...........................                 2,402
                                                           --------    --------
        Standardized measure, end of year ...............  $ 13,143    $
                                                           ========    ========

        No presentation of changes in the standardized measure of discounted future net cash flows was prepared for the year ended September 30, 2003 because the Company had disposed of all of its oil and gas properties by May of 2002 and did not reacquire oil and gas properties until March of 2004.

                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                         2004       2003       2002
                                                                       --------   --------   --------
     The Company's 17.8% interest in Delta's standardized measure of
        discounted future cash flows was as follows ................   $ 51,271   $ 43,957   $ 27,647
                                                                       ========   ========   ========

        The Company's share of Delta's standardized measure of discounted future cash flow was computed as of June 30 because this is Delta's fiscal year end.

NOTE 14 - CONTINGENT ENVIRONMENTAL LIABILITY

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

NOTE 15 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

        OPERATING LEASE COMMITMENTS

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2004:

                                                          LEASE
            YEAR ENDING SEPTEMBER 30,                  COMMITMENTS
            ----------------------------------------   -----------
                   2005 ............................   $       197
                   2006 ............................            67
                   2007 ............................            53
                   2008 ............................            49
                   2009 ............................            12
                                                       -----------
                   Total ...........................   $       378
                                                       ===========

        Rent expense for the years ended September 30, 2004, 2003 and 2002 was $339, $449 and $517, respectively.

        SEVERANCE/RETENTION OBLIGATIONS

        At September 30, 2001, the Company had severance agreements with substantially all of its employees, including five of its officers, that provided for severance compensation in the event substantially all of the Company's or its subsidiaries' assets were sold and the employees were terminated as a result of such sale. On May 31, 2002, the Company sold all of its oil and gas assets to Delta (see Note 4). As a result all officers and employees of the Company except one were either severed or had their compensation significantly reduced and had their severance approved by the Company's Compensation Committee. Total severance obligations incurred by the Company with respect to severance of these officers and employees was $898. All such severance obligations were recorded by the Company in the third or fourth quarters of fiscal 2002. At September 30, 2004, the Company still had a severance agreement with the one officer who has not been severed and three other employees. Such severance obligation, if the employees are severed, aggregated $149 at September 30, 2004.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        LEGAL PROCEEDINGS

           CONTINGENT ENVIRONMENTAL LIABILITIES

           See Note 14.

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

           The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. That petition was also subsequently denied, whereupon the Court of Appeals issued its mandate on June 9, 2004 completing the appellate process. Certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. The trial court has set March 15, 2005 as the trial date for retrial of the breach of contract claims asserted by the Long Trusts. Based on the evidence at the initial trial coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract and that Long Trusts suffered no damages, and that any such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company.

           Pursuant to the mandate of the Texas Court of Appeals, the Company has now moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be approximately $1,000, including accrued interest, as of September 30, 2004. On September 17, 2004, the Long Trusts filed a motion for clarification with the Court of Appeals which in essence sought to

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company has opposed the Long Trusts' motion on a number of grounds and believes that it has no merit.

           To pursue its appeal the Company and its subsidiaries were required to post a bond to cover the gross amount of damages awarded to the Long Trusts, including interest and attorneys' fees and to maintain that bond. The Company secured that bond with a letter of credit. Upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886 supersedeas bond was released under Texas law. The Company's $4,110 letter of credit, including accrued interest, securing that bond was also released and those funds are no longer restricted cash. The Company has not accrued any recoveries for this litigation as of September 30, 2004, but will record recoveries if and when they are ultimately realized (collected).

           Pilgreen Litigation

           As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The litigation is related to the Dominion litigation (see below). Accordingly, the Company believes that CTOGLP will prevail in this litigation if CTOGLP prevails in the Dominion Litigation or that CTOGLP will fail in this litigation if it fails in the Dominion Litigation. Since the Company has not recorded any revenue related to the $120 of suspended revenue, it expects to record $120 of revenue if it prevails, but no expense if it fails in this litigation. Dominion has filed a motion for summary judgment but the trial court ordered a continuance of that motion until a final opinion is issued by the Appellate Courts in the Dominion matter, described below, since the controversies are fundamentally similar.

           CTOGLP, along with several unrelated parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% overriding royalty interest suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66 although approximately $22 of that amount would be subject to Dominion's claims in the Pilgreen Litigation. The Company has not recorded any of the $66 of suspended revenue as income but will record it as income when and if it is realized (collected).

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

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

           In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment. The Company has filed an appeal of both the District Court's summary judgments with the Court of Appeals in Corpus Christi and both sides have filed briefs.

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

NOTE 16 - EMPLOYEE BENEFIT PLAN

        401(K)  PLAN

        On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2004, 2003 and 2002, the Company's contributions to the Plan aggregated $13, $18, and $46, respectively.

        POST-RETIREMENT BENEFITS

        Neither the Company nor its subsidiaries provide any other post-retirement plans for employees.

NOTE 17 - STOCKHOLDERS' EQUITY

        From November 1996 until September 30, 2003, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2004, 4,911,020 shares had been repurchased at a cost of $66,667. The repurchased shares are held in treasury.

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

        At September 30, 2004, the Company's investment in Delta aggregated $39,698. Since Delta's current loan covenants with its lenders do not permit the payment of dividends, the Company currently expects no distributions from Delta.

NOTE 18 - STOCK OPTIONS AND WARRANTS

        Option and warrant activities during each of the three years ended September 30, 2004 are as follows (in whole units):

                                                                                           INCENTIVE
                                                                                              PLAN         OTHER
                                                                                             OPTIONS      OPTIONS         TOTAL
                                                                                           ----------    ----------    ----------
     Outstanding at October 1, 2001 ....................................................      690,000        60,000       750,000
     Issued ............................................................................       60,000                      60,000
                                                                                           ----------    ----------    ----------
     Outstanding at September 30, 2002 .................................................      750,000        60,000       810,000
     Expired ...........................................................................      (97,500)                    (97,500)
                                                                                           ----------    ----------    ----------
     Outstanding at September 30, 2003 .................................................      652,500        60,000       712,500
     Exercised .........................................................................     (277,500)                   (277,500)
                                                                                           ----------    ----------    ----------
     Outstanding at September 30, 2004 .................................................      375,000        60,000       435,000
                                                                                           ==========    ==========    ==========
     Exercisable at September 30, 2004 .................................................      375,000        60,000       435,000
                                                                                           ==========    ==========    ==========
     Reserved at September 30, 2004 ....................................................    1,687,500        60,000     1,747,500
                                                                                           ==========    ==========    ==========
     Reserved at September 30, 2003 ....................................................    1,687,500        60,000     1,747,500
                                                                                           ==========    ==========    ==========
     Reserved at September 30, 2002 ....................................................    1,687,500        60,000     1,747,500
                                                                                           ==========    ==========    ==========
     Reserved at September 30, 2001 ....................................................    1,687,500        60,000     1,747,500
                                                                                           ==========    ==========    ==========
     Exercise prices at:

             September 30, 2004 ........................................................   $     3.71-   $     3.79
                                                                                           $     8.58

             September 30, 2003 ........................................................   $     3.42-   $     3.79
                                                                                           $     8.58

             September 30, 2002 ........................................................   $     3.42-   $     3.79
                                                                                           $     8.58

             Exercise Termination Dates ................................................   05/01/2006-    4/23/2007    05/09/2006-
                                                                                           01/02/2012                  01/02/2012

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

        The Incentive Plan also provided that each outside director of the Company would annually be granted an option to purchase 15,000 shares of common stock at fair market value on the date of grant. Effective October 1, 2002, the Company's Compensation Committee terminated the annual option grants to outside directors. No options have been granted since January 2002.

        The Company applies APB 25 in accounting for options and warrants and accordingly recognizes no compensation cost for its stock options and warrants for grants with an exercise price equal to the current fair market value.

        A summary of the Company's stock option and warrant activity from October 1, 2000 through September 30, 2003 is as follows:

                                                              WEIGHTED
                                                               AVERAGE
                                                    OPTIONS     PRICE
                                                   --------   --------
        Outstanding - October 1, 2001 ..........    750,000   $   5.24
        Issued .................................     60,000       5.93
                                                   --------   --------
        Outstanding - September 30, 2002 .......    810,000       5.29
        Expired ................................    (97,500)      4.08
                                                   --------   --------
        Outstanding - September 30, 2003 .......    712,500   $   5.46
                                                              ========
        Exercised ..............................   (277,500)  $   4.94
                                                   --------   ========
        Outstanding - September 30, 2004 .......    435,000   $   5.79
                                                   ========   ========

        At September 30, 2004, exercise prices for outstanding options ranged from $3.71 to $8.58. The weighted average remaining contractual life of such options was 4.26 years.

        The per share weighted average fair values of stock options issued during fiscal 2002 was $1.03 on the dates of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: average expected dividend yield - 2.7% in 2002; risk free interest rate - 2.64% in 2002; expected life of 10 years in 2002 and volatility factor of .40 in 2002.

        No stock options were issued in fiscal 2003 or fiscal 2004.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 19 - INCOME TAXES

        Provisions for (benefit of) income taxes consist of:

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                         2004        2003        2002
                                                                       --------    --------    --------
        Provision for (benefit of) income taxes:
           Current:
             Federal ...............................................   $    337
             State .................................................
           Deferred:
             Federal ...............................................      5,389    $ (1,809)   $   (252)
             State .................................................        164         (52)         (7)
           Adjustment to the valuation allowance for deferred taxes:
             Federal ...............................................     (3,404)      1,470       1,307
             State .................................................       (101)         42          37
                                                                       --------    --------    --------
                                                                       $  2,385    $   (349)   $  1,085
                                                                       ========    ========    ========

        Deferred tax assets (liabilities) are comprised of the following at September 30, 2004 and 2003:

                                                              SEPTEMBER 30,
                                                          --------------------
                                                            2004        2003
                                                          --------    --------
     Litigation provision .............................   $    297
     Investment in Delta Petroleum Corporation ........     (7,119)   $    (80)
     Operating losses and tax credit carryforwards ....        757       4,384
     Statutory depletion carryovers ...................                  2,037
                                                               866         866
                                                                28         173
     Other ............................................          1          50
                                                          --------    --------
                                                            (5,170)      7,430
     Valuation allowance ..............................                 (6,416)
                                                          --------    --------
                                                          $ (5,170)   $  1,014
                                                          ========    ========

     Deferred tax assets - current ....................               $    648
     Deferred tax assets - (liability) - long-term ....   $ (5,170)        366
                                                          --------    --------
                                                          $ (5,170)   $  1,014
                                                          ========    ========

        At September 30, 2004, the Company decreased its valuation allowance by $6,416 based upon its assessment of the amount of gross deferred tax asset that would more likely than not be realized based on an estimate of future taxable income. Approximately $3,500 of the decrease in the valuation allowance was recorded as a reduction in income tax expense. The net deferred tax liability at September 30, 2004 relates primarily a difference between the book value and tax basis of the Company's investment in Delta.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                              2004        2003        2002
                                                                            --------    --------    --------
        Tax expense (benefit) at statutory rate .........................   $  5,602    $   (823)   $   (265)
        State taxes, net of federal benefit .............................        160         (15)         (8)
        Revision of tax estimates related to oil and gas tax credits ....                   (427)
        Revision of tax estimates related to statutory depletion ........                   (130)
        Revision of tax estimates .......................................        128        (466)
        Increase (decrease) in valuation allowance ......................     (6,416)      1,512       1,345
        Other ...........................................................                                 13
        Change in valuation allowance credited to Paid-in Capital .......      2,911
                                                                            --------    --------    --------
                                                                            $  2,385    $   (349)   $  1,085
                                                                            ========    ========    ========

        At September 30, 2004, the Company had the following tax carryforwards available:

                                                     FEDERAL TAX
                                              -------------------------
                                                            ALTERNATIVE
                                                              MINIMUM
                                                REGULAR         TAX
                                              -----------   -----------
        Net operating loss ................                 $     4,668
        Alternative minimum tax credits ...   $       757           N/A

        The net operating loss carryforwards expire from 2005 through 2010.

        The Company also estimates that it has approximately $55,000 in individual state tax loss carryforwards available at September 30, 2004. Most of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company has no operations. As a result, it is probable at the present time that most of such state tax carryforwards will expire unused.

NOTE 20 - RELATED PARTIES

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

        During the years ended September 30, 2004, 2003 and 2002, Delta paid two officers of the Company $315, $420 and $105, respectively, for consulting compensation for the period June 1, 2002 to May 31, 2004. As a result of the Company's sale of all of its domestic oil and gas properties to Delta on May 31, 2002 (see Note 4), the Company had reduced the salaries of the two officers by approximately 65%.

        The Company paid Delta $172 for services provided in conjunction with operation of the Company's gas properties from March 30, 2004 to September 30, 2004. (See Note 4.)

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        In March 2004, the Company purchased gas properties from Delta and five limited partnerships, whose general partner was a company owned by an officer of the Company. See Note 4.

NOTE 21 - BUSINESS SEGMENTS

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

                                                                  YEAR ENDED SEPTEMBER 30, 2004
                                --------------------------------------------------------------------------------------------------
                                  NATURAL GAS       OIL & GAS                                       ELIMINATIONS
                                   MARKETING       EXPLORATION                                          AND
                                     AND              AND           REFINING          POWER          CORPORATE
                                 TRANSMISSION      PRODUCTION    (DISCONTINUED)      BUSINESS           ITEMS        CONSOLIDATED
                                --------------   --------------  --------------   --------------   --------------   --------------
Revenues .....................                   $        1,087                                                     $        1,087
Equity in net income (loss) of
 equity method investees .....                   $        1,352                                                     $        1,352
Operating income (loss) ......                               59                                    $       (4,795)  $       (4,736)
Identifiable assets ..........  $       66,973   $       74,857                                    $      (58,004)  $       83,826
Investment in equity method
 investees ...................                   $       39,698                                                     $       39,698
Capital expenditures .........                   $        9,421                                    $           22   $        9,443
Depreciation, depletion and
 amortization ................                   $          195                                    $           56   $          251

                                                                  YEAR ENDED SEPTEMBER 30, 2003
                                --------------------------------------------------------------------------------------------------
                                  NATURAL GAS       OIL & GAS                                       ELIMINATIONS
                                   MARKETING       EXPLORATION                                          AND
                                     AND              AND           REFINING          POWER          CORPORATE
                                 TRANSMISSION      PRODUCTION    (DISCONTINUED)      BUSINESS           ITEMS        CONSOLIDATED
                                --------------   --------------  --------------   --------------   --------------   --------------
Revenues......................
Equity in net income (loss) of
 equity method investees......                   $        1,067                   $          (20)                   $        1,047
Operating income (loss).......                                                                     $       (3,621)  $       (3,621)
Identifiable assets...........  $      66,971    $       78,486                                    $      (95,649)  $       49,808
Investment in equity method
 investees....................                   $       29,477                                                     $       29,477
Capital expenditures..........
Depreciation, depletion and
 amortization.................                                                                     $           56   $           56

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                   YEAR ENDED SEPTEMBER 30, 2002
                                --------------------------------------------------------------------------------------------------
                                  NATURAL GAS       OIL & GAS                                       ELIMINATIONS
                                   MARKETING       EXPLORATION                                          AND
                                     AND              AND            REFINING         POWER          CORPORATE
                                 TRANSMISSION      PRODUCTION     (DISCONTINUED)     BUSINESS           ITEMS        CONSOLIDATED
                                --------------   --------------   --------------  --------------   --------------   --------------
Revenues......................                   $        9,445                                                     $        9,445
Equity in net (loss) of equity
 method investees.............                   $         (598)                  $         (176)                   $         (774)
Operating income (loss).......                   $          676                                    $       (3,991)  $       (3,315)
Identifiable assets...........  $       66,973*  $       82,832                                    $      (97,864)  $       51,941
Investment in equity method
 investees....................                   $       26,886                                    $          375   $       27,261
Capital expenditures..........                   $          816                                    $            1   $          817
Depreciation, depletion and
 amortization.................                   $        3,149                                    $            2   $        3,151

        * Consists primarily of intercompany receivables.

        No purchaser of the Company's oil and gas production accounted for ten percent or more of the Company's oil and gas sales for the year ended September 30, 2002. The Company had no oil and gas sales for the year ended September 30, 2003. For the year ended September 30, 2004, four purchasers of the Company's gas production accounted for 34%, 18%, 17% and 10%, respectively, of the Company's gas sales.

NOTE 22 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents -- the carrying amount is a reasonable estimate of fair value.

        Marketable securities are related solely to the Company's investment in ChevronTexaco common stock at September 30, 2004 and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company.

        Other Current Assets and Current Liabilities - the Company believes that the book values of other current assets and current liabilities approximate the market values.

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            FIRST            SECOND           THIRD            FOURTH
                                                           QUARTER          QUARTER          QUARTER          QUARTER
                                                        (DECEMBER 31)     (MARCH 31)        (JUNE 30)      (SEPTEMBER 30)
                                                        -------------    -------------    -------------    --------------
        Year Ended September 30, 2004:
           Revenues .................................                                     $         491    $         596
           Operating income (loss) ..................   $      (1,251)   $      (1,198)   $      (1,601)   $         (686)
           Net income (loss) ........................   $      (1,248)   $      12,168    $       2,713    $          (13)
           Net income (loss) per share (diluted) ....   $        (.19)   $        1.77    $         .39    $         (.00)

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                            FIRST           SECOND          THIRD           FOURTH
                                                           QUARTER         QUARTER         QUARTER         QUARTER
                                                        (DECEMBER 31)    (MARCH 31)       (JUNE 30)     (SEPTEMBER 30)
                                                        -------------   -------------   -------------   --------------
        Year Ended September 30, 2003:
           Revenues
           Operating income (loss) ..................   $        (626)  $        (710)  $        (762)  $       (1,523)
           Net income (loss) ........................             245   $        (656)  $        (728)  $         (862)
           Net income (loss) per share (diluted) ....   $         .04   $        (.10)  $        (.11)  $         (.13)

NOTE 24 - SUBSEQUENT EVENT

        Subsequent to September 30, 2004, an officer of the Company exercised options for 45,000 shares of the Company's common stock. The proceeds to the Company were $364.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheets of Castle Energy Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
December 14, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of September 30, 2004 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        b) There were no significant changes in the Company's internal controls during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

            See Exhibits 31.1 and 31.2 to this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT**

ITEM 11. EXECUTIVE COMPENSATION**

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

        Fees billed to the Company by the Company's independent accountants, KPMG LLP, were as follows:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
                Audit fees ...................   $  125,651    $   96,000
                Audit - related fees .........
                Tax fees .....................
                All other fees ...............
                                                 ----------    ----------
                                                 $  125,651    $   96,000
                                                 ==========    ==========

        The policy of the Audit Committee of the Company is to pre-approve all professional services performed by the Company's independent accountant.

----------
** The information required by Items 10, 11 and 12 is incorporated by reference to the Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) Financial Statements and Financial Statement Schedules

            Financial statements and schedules filed as part of this Report on Form 10-K are listed in Item 8 of this Form 10-K.

    (b) Exhibits

        The Exhibits required by Item 601 of Regulation S-K and filed herewith or incorporated by reference herein are listed in the Exhibit Index below.

EXHIBIT NUMBER     DESCRIPTION OF DOCUMENT
--------------     ------------------------------------------------------------------------------------------------
    3.1            Restated Certificate of Incorporation(15)
    3.2            Bylaws(10)
    4.1            Specimen Stock Certificate representing Common Stock(8)
    4.2            Rights  Agreement  between  Castle  Energy  Corporation  and American  Stock  Transfer and Trust
                   Company as Rights Agent, dated as of April 21, 1994(10)
    10.33          Castle Energy Corporation 1992 Executive Equity Incentive Plan(8)
    10.34          First Amendment to Castle Energy  Corporation 1992 Executive  Equity  Incentive Plan,  effective
                   May 11, 1993(8)
    10.124         Asset Purchase  Agreement  dated February 27, 1998 by and between Castle Energy  Corporation and Alexander Allen, Inc. (21)
    10.132         Castle Energy Corporation Severance Benefit Plan (26)
    10.140         Agreement to Transfer a Membership  Interest In Networked  Energy LLC to CEC, Inc., dated
                   August 31, 2000 (31)
    10.142         Purchase  and  Sale  Agreement,  dated  April 1,  2001,  between  Strand  Energy  LC and
                   Castle Exploration Company, Inc. (30)
    10.143         Credit  Agreement  as of November  26, 2001 among Castle  Exploration  Company,  Inc. and
                   Castle Energy Corporation and Bank of Texas National Association (37)
    10.144         Purchase and Sale Agreement between Castle Energy  Corporation and Delta Petroleum  Corporation,
                   executed January 15, 2002 (32)
    10.145         Amendment Number One to Purchase and Sale Agreement between Castle Energy  Corporation and Delta Petroleum Corporation, March 2002 (33)
    10.146         Purchase and Sale Agreement  between Redeco Petroleum Company Limited and Hemco Romania Limited,
                   dated September 6, 2002 (35)
    10.147         Amendment of Rights  Agreements  between Castle Energy  Corporation  and American Stock Transfer
                   Company as Rights Agent, dated December 31, 2002 (36)
    10.148         Purchase and Sale Agreement between Delta Petroleum Corporation and Castle Exploration Company,
                   Inc., dated March 30, 2004 (37)
    11.1           Statement re: Computation of Earnings Per Share
    21             List of subsidiaries of Registrant
    21.1           Separate financial statements of Delta Petroleum Corporation - Year Ended June 30, 2004
    23.3           Consent of Ralph Davis & Co.
    31.1           Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)
    31.2           Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)
    32.1           Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)
    32.2           Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

    (8)            Incorporated by reference to the Registrant's Form S-1 (Registration
                   Statement), dated September 29, 1993 (File 33-69626)
    (10)           Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994 (File 0-10990)
    (15)           Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
                   September 30, 1994 (File 0-10990)
    (23)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   March 31, 1998 (File 0-10990)
    (26)           Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended
                   September 30, 1999 (File 0-10990)
    (30)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   March 31, 2001 (File 0-10990)
    (31)           Incorporated by reference to the Registrant's Form 10-K for year ended
                   September 30, 2000 (File 0-10990)
    (32)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   December 31, 2001 (File 0-10990)
    (33)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   March 31, 2002 (File 0-10990)
    (35)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   September 30, 2002 (File 0-10990)
    (36)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   December 31, 2002 (File 0-10990)
    (37)           Incorporated by reference to the Registrant's Form 10-Q for quarter ended
                   March 31, 2004 (File 0-10990)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CASTLE ENERGY CORPORATION


Date:    December 24, 2004                    By: /s/JOSEPH L. CASTLE II
                                                  ------------------------------
                                                  Joseph L. Castle II
                                                  Chairman of the Board
                                                  and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/JOSEPH L. CASTLE II           Chairman of the Board and    December 24, 2004
-----------------------------    Chief Executive Officer
Joseph L. Castle II              Director

/s/MARTIN R. HOFFMANN            Director                     December 24, 2004
-----------------------------
Martin R.Hoffmann

/s/JOHN P. KELLER                Director                     December 24, 2004
-----------------------------
John P. Keller

/S/RUSSELL S. LEWIS              Director                     December 24, 2004
-----------------------------
Russell S. Lewis

/s/RICHARD E. STAEDTLER          Senior Vice President        December 24, 2004
-----------------------------    Principal Financial Officer
Richard E. Staedtler             Principal Accounting Officer
                                 Director

/s/SIDNEY F. WENTZ               Director                     December 24, 2004
-----------------------------
Sidney F. Wentz

                   DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND
                                  PROFESSIONALS
                               (DECEMBER 24, 2004)

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