Form 10-Q
period 2004-09-30
CASTLE ENERGY CORP
filed 2005-02-14
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       or

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


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,990,384 shares of Common Stock, $.50 par value, outstanding as of February 7, 2005.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                                        PAGE #
                                                                                                        ------
Part I.  Financial Information

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets - December 31, 2004 (Unaudited) and
                    September 30, 2004...............................................................      2

                    Consolidated Statements of Operations - Three Months Ended
                    December 31, 2004 and 2003 (Unaudited)...........................................      3

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended
                    December 31, 2004 and 2003 (Unaudited)...........................................      4

                    Consolidated Statements of Stockholders' Equity and Other Comprehensive
                    Income - Year Ended September 30, 2004 and Three Months Ended
                    December 31, 2004 (Unaudited)...................................................       5

                    Notes to the Consolidated Financial Statements (Unaudited)......................       6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations......................................................................      17

           Item 3.  Qualitative and Quantitative Disclosures About Market Risk......................      21

           Item 4.  Controls and Procedures.........................................................      21

Part II.   Other Information

           Item 1.  Legal Proceedings...............................................................      22

           Item 6.  Exhibits and Reports on 8-K.....................................................      22

Signature...........................................................................................      23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                       2004             2004
                                                                                  -------------    -------------
                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................  $      33,103    $      33,742
  Restricted cash ..............................................................            120              120
  Accounts receivable ..........................................................            727              582
  Account receivable - Delta Petroleum Corporation .............................                             339
  Marketable securities ........................................................             19               19
  Prepaid expenses and other current assets ....................................            142              203
  Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126 ....................................................
                                                                                  -------------    -------------
      Total current assets .....................................................         34,111           35,005
Property, plant and equipment, net:
  Furniture, fixtures, equipment and vehicles ..................................            186              111
  Oil and gas properties, net (full cost method):
    Proved properties ..........................................................          8,902            9,012
    Unproved properties not being amortized ....................................
Investment in Networked Energy LLC, net of impairment reserve of $354 ..........
Investment in Delta Petroleum Corporation ......................................         41,120           39,698
                                                                                  -------------    -------------
    Total assets ...............................................................  $      84,319    $      83,826
                                                                                  =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Dividend payable .............................................................  $         346    $         343
  Accounts payable .............................................................            298              749
  Accrued expenses .............................................................            134              906
  Contingent note payable to Dominion Oklahoma Texas Exploration and
   Production, Inc. ............................................................            807
  Accrued taxes on appreciation of marketable securities .......................              1                1
  Asset retirement obligations .................................................              3                3
                                                                                  -------------    -------------
    Total current liabilities ..................................................          1,589            2,002
Net refining liabilities retained ..............................................          2,155            2,404
Asset retirement obligations ...................................................            241              227
Deferred income taxes ..........................................................          5,503            5,170
Other liabilities ..............................................................             37               19
                                                                                  -------------    -------------
    Total liabilities ..........................................................          9,525            9,822
                                                                                  -------------    -------------
Commitments and contingencies ..................................................
Stockholders' equity:
  Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
  Common stock; par value - $0.50; 25,000,000 shares authorized; 11,826,404 shares issued at December 31, 2004 and 11,781,404 shares issued at
   September 30, 2004 ..........................................................          5,914            5,891
  Additional paid-in capital ...................................................         86,341           85,691
  Accumulated other comprehensive income, net of taxes .........................            288              170
  Retained earnings ............................................................         48,918           48,919
                                                                                  -------------    -------------
                                                                                        141,461          140,671
  Treasury stock at cost - 4,911,020 shares at December 31, 2004 and
   September 30, 2004 ..........................................................        (66,667)         (66,667)
                                                                                  -------------    -------------
    Total stockholders' equity..................................................         74,794           74,004
                                                                                  -------------    -------------
    Total liabilities and stockholders' equity .................................  $      84,319    $      83,826
                                                                                  =============    =============

        The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2004           2003
                                                                           -----------    -----------
Revenue:
  Oil and gas sales ....................................................   $       699
                                                                           -----------
                                                                                   699
                                                                           -----------
Expenses:
  Oil and gas production ...............................................            95
  General and administrative ...........................................           943    $     1,239
  Depreciation, depletion and amortization .............................           129             12
                                                                           -----------    -----------
                                                                                 1,167          1,251
                                                                           -----------    -----------
Operating income (loss) ................................................          (468)        (1,251)
                                                                           -----------    -----------
Other income (expense):
  Interest income ......................................................           140             36
  Other income .........................................................             9
  Equity in income of Delta Petroleum Corporation ......................           842            260
                                                                           -----------    -----------
                                                                                   991            296
                                                                           -----------    -----------
Income (loss) before provision for (benefit of) income taxes ...........           523           (955)
                                                                           -----------    -----------
Provision for (benefit of) income taxes:
  State ................................................................             5              9
  Federal ..............................................................           175            284
                                                                           -----------    -----------
                                                                                   180            293
                                                                           -----------    -----------
Net income (loss) ......................................................   $       343    $    (1,248)
                                                                           ===========    ===========
Net income (loss) per share:
  Basic ................................................................   $       .05    $      (.19)
                                                                           ===========    ===========
  Diluted ..............................................................   $       .05    $      (.19)
                                                                           ===========    ===========

Weighted average number of common and potential dilutive common shares outstanding:
  Basic ................................................................     6,892,389      6,592,884
                                                                           ===========    ===========
  Diluted ..............................................................     7,114,870      6,592,884
                                                                           ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000'S" OMITTED)
                                   (UNAUDITED)

                                                                              THREE  MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                              2004           2003
                                                                           -----------    -----------
Cash flows from (used in) operating activities .........................   $      (575)   $    (1,173)
                                                                           -----------    -----------
Cash flows from investing activities:
  Purchase of furniture, fixture, equipment and vehicles ...............           (85)
                                                                           -----------    -----------
    Net cash provided by (used in) investing activities ................           (85)
                                                                           -----------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options ..............................           364
  Dividends paid to stockholders .......................................          (343)          (330)
                                                                           -----------    -----------
    Net cash provided by (used in) financing activities ................            21           (330)
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents ...................          (639)        (1,503)
Cash and cash equivalents - beginning of period ........................        33,742         10,615
                                                                           -----------    -----------
Cash and cash equivalents - end of period ..............................   $    33,103    $     9,112
                                                                           ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED DECEMBER 31, 2004
                                                                                    (UNAUDITED)
                                                     --------------------------------------------------------------------------
                                                                                                                   ACCUMULATED
                                                           COMMON STOCK             ADDITIONAL                        OTHER
                                                     ---------------------------     PAID-IN      COMPREHENSIVE   COMPREHENSIVE
                                                        SHARES         AMOUNT        CAPITAL          INCOME       INCOME(LOSS)
                                                     ------------   ------------   ------------   -------------   -------------
Balance -October 1, 2003 .........................     11,503,904   $      5,752   $     68,532                   $       1,383

Options exercised ................................        277,500            139          1,232
Tax benefit of options exercised .................                                          468
Issuance of additional stock by
 Delta Petroleum Corporation, net of
 $4,595 tax ......................................                                       15,459
Dividends declared ($.20 per share) ..............
Comprehensive income (loss):
  Net income (loss) ..............................                                                $      13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
     $649 tax ....................................                                                       (1,153)          (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $32 tax benefit .........                                                          (60)             (60)
                                                     ------------   ------------   ------------   -------------    -------------
                                                                                                  $      12,407
                                                                                                  =============
Balance - September 30, 2004 .....................     11,781,404          5,891         85,691                              170

Options exercised ................................         45,000             23            341
Tax benefit of options exercised .................                                           56
Issuance of additional stock by
 Delta Petroleum Corporation, net of $142 tax ....                                          253
Dividends declared ($.05 per share) ..............
Comprehensive income (loss):
  Net income (loss) ..............................                                                $         343
  Other comprehensive income (loss):
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $67 tax benefit .........                                                          118              118
                                                     ------------   ------------   ------------   -------------    -------------
                                                                                                  $         461
                                                                                                  =============
Balance - December 31, 2004 ......................     11,826,404   $      5,914   $     86,341                   $         288
                                                     ============   ============   ============                    =============

                                                         YEAR ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED
                                                                    DECEMBER 31, 2004 (UNAUDITED)
                                                     -----------------------------------------------------------
                                                                          TREASURY STOCK
                                                       RETAINED      ---------------------------
                                                       EARNINGS         SHARES         AMOUNT          TOTAL
                                                     ------------    ------------   ------------    ------------
Balance -October 1, 2003 .........................   $     36,643       4,911,020   $    (66,667)   $     45,643

Options exercised ................................                                                         1,371
Tax benefit of options exercised .................                                                           468
Issuance of additional stock by
 Delta Petroleum Corporation, net of
 $4,595 tax ......................................                                                        15,459
Dividends declared ($.20 per share) ..............         (1,344)                                        (1,344)
Comprehensive income (loss):
  Net income (loss) ..............................         13,620                                         13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
     $649 tax ....................................                                                        (1,153)
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $32 tax benefit .........                                                           (60)
                                                     ------------    ------------   ------------    ------------


Balance - September 30, 2004 .....................         48,919       4,911,020        (66,667)         74,004

Options exercised ................................                                                           364
Tax benefit of options exercised .................                                                            56
Issuance of additional stock by
 Delta Petroleum Corporation, net of $142 tax ....                                                           253
Dividends declared ($.05 per share) ..............           (344)                                          (344)
Comprehensive income (loss):
  Net income (loss) ..............................            343                                            343
  Other comprehensive income (loss):
    Equity in other comprehensive
     income (loss) of Delta Petroleum
     Corporation, net of $67 tax benefit .........                                                           118
                                                     ------------    ------------   ------------    ------------


Balance - December 31, 2004 ......................   $     48,918       4,911,020   $    (66,667)   $     74,794
                                                     ============    ============   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month periods ended December 31, 2004 and 2003 and for a fair statement of financial position at December 31, 2004.

Note 2 - September 30, 2004 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 2004 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. The Company's refining subsidiaries own no refining assets, have been inactive for over eight years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations. Net refining liabilities retained represent the remaining liabilities from discontinued refining operations. Such amounts remain on the consolidated balance sheet pending final resolution.

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

         History

         In December 1995, Indian Refining Limited Partnership, an inactive refining subsidiary of the Company ("IRLP") sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a liquidation plan in 2001. American Western anticipated that the liquidation plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently ChevronTexaco. American Western's liquidation plan was confirmed in April 2003. In the plan, IRLP reduced a $5,400 secured claim against American Western to $800. In exchange the EPA and Illinois EPA entered into an Agreement and Covenant Not to Sue with IRLP, which extinguished all CERCLA claims against IRLP. Under the American Western liquidation plan, IRLP received $599 which it distributed to its creditors.

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

         Pursuant to the mandate of the Texas Court of Appeals, the Company has now moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be in excess of $1,000, including accrued interest, as of December 31, 2004. Subsequent to June 30, 2004, upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886 supersedeas bond was released under Texas law. The Company's $4,110 letter of credit, including accrued interest, securing that bond was also released and those funds are no longer restricted cash.

         On September 17, 2004, the Long Trusts filed a motion for clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company has opposed the Long Trusts' motion on a number of grounds and believes that it has no merit. At the request of the Long Trusts, the trial court set a trail date for March 14, 2005 to retry the Long Trusts contract claims, but did not sever the CTPLP's claims as mandated. On
December 3, 2004, the Company filed a Petition for Writ of Mandamus with the Court of Appeals requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding pending further orders from the Court of Appeals.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

         The Company has not accrued any recoveries for this litigation as of December 31, 2004, but will record recoveries if and when they are ultimately realized (collected).

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

         Dominion Litigation

         On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the overriding royalty interest held by CTOGLP in these wells should be deemed to be burdened by certain other overriding royalty interests aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $783. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion subsequently examined the land and lease documents concerning the overriding royalty interests. The Company believes that Dominion's title

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

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

         At June 30, 2004, the Company had an accrued provision of $825 related to this litigation, including $44 in estimated interest and plaintiff's legal costs. By agreement between Dominion and the Company during the quarter ended December 31, 2004, CTOGLP executed a promissory note for $783 plus accrued interest, guaranteed by the Company, to avoid the cost of a supersedeas bond; such note to be payable only if the Company fails in its appeal. At December 31, 2004, $807 of the amount previously accrued is represented by a contingent note payable to Dominion and the remaining $18 is included in accrued expenses.

Note 5 - New Accounting Pronouncements

         On September 28, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB No. 106"). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as the Company. SAB No. 106 affects the way in which the Company calculates its full cost ceiling limitation (the Company now excludes the future cash outflows associated with settling asset retirement obligations related to proved developed properties in the calculation of the ceiling) and the way the Company calculates depletion on its gas properties (only asset retirement costs for new recompletions and new wells are now included in calculating depletion expense). The Company adopted SAB No. 106 on October 1, 2004. The Company expects the adoption of SAB No. 106 on future operating costs, operating income (loss) and net income (loss) to be immaterial.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123(R)will be effective for the Company beginning July 1, 2005. The Company does not expect SFAS No. 123(R)to have a material impact on its results of operations since all outstanding options are vested. The Company has not issued any stock options since January 2002.

         In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP 109"). FSP 109 clarifies how to apply Statement No. 109 to the new tax deduction for income attributable to "domestic production activities." The Company expects that the new tax deduction will first be effective for the Company's fiscal year ended September 30, 2006 and that the affect on future income tax expense, deferred income taxes and income taxes payable will be immaterial.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 6 - Income Taxes

         The Company's deferred taxes are comprised of the following:

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        2004            2004
                                                    ------------   -------------
                                                    (UNAUDITED)
         Deferred tax liabilities - gross.........  $      5,503   $       5,170
         Valuation allowance......................
                                                    ------------   -------------
         Deferred tax liabilities - net...........  $      5,503   $       5,170
                                                    ============   =============

         The net deferred tax liabilities at December 31, 2004 and September 30, 2004 relate primarily to a difference between the book value and tax basis of the Company's investment in Delta.

Note 7 - Restricted Cash

         Restricted cash at both December 31, 2004 and September 30, 2004, consists of certificates of deposit supporting letters of credit for operating or drilling bonds provided to state or county regulatory agencies.

Note 8 - Acquisition of Oil and Gas Properties

         On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta Petroleum Corporation ("Delta"). The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was effective January 1, 2004 and was reduced by purchase price adjustments to the closing date of March 31, 2004. For accounting purposes the Company allocated $43 of the purchase price to trucks and the remainder to oil and gas properties.

         The Company owned approximately 25% of Delta (see Note 9) at the time of purchase and three of the Company's directors were and still are also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

         At the same time the Company also purchased another owner's interests in the same gas properties for $334 subject to similar final closing adjustments. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties.

         On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100 from five limited partnerships effective January 1, 2004. That transaction closed March 30, 2004. The President of the general partner of the five selling limited partnerships was and still is an officer and director of the Company. As a result, the Company appointed a committee of independent directors to evaluate and make recommendations to the Board with respect to the proposed transaction. The committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's opinion that the proposed purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

         The final adjusted purchase price for the oil and gas properties acquired in March 2004 was $8,985.


         Changes in asset retirement obligations associated with the purchase are as follows:

          Balance-October 1, 2004 ....................         $ 230
          Adjustment .................................            10
          Acretion ...................................             4
                                                               -----
          Balance - December 31, 2004 ................         $ 244
                                                               =====

         The Company's petroleum reservoir engineer estimated the proved reserves applicable to the three Pennsylvania purchases to be approximately eight billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests are operated by the Company. The Company also entered into an operations management agreement with Delta whereby Delta performed certain well operations functions for the Company on a transitional basis from April 1, 2004 to September 30, 2004. That agreement terminated September 30, 2004 and the Company is now performing the well operations functions previously performed by Delta.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 9 - Investment in Delta

         Condensed financial information concerning Delta Petroleum Corporation ("Delta") is as follows:

                            CONDENSED BALANCE SHEETS

                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                              2004            2004
                                                                           -----------    ------------
                                                                           (Unaudited)    (Unaudited)
                                Assets
Current assets .........................................................   $    21,133    $     15,896
Oil and gas properties, net ............................................       303,362         261,907
Other assets ...........................................................         1,605           1,330
                                                                           -----------    ------------
                                                                           $   326,100    $    279,133
                                                                           ===========    ============
                Liabilities and Stockholders' Equity

Current liabilities, including current portion of long-term debt .......   $    23,618    $     15,177
Long-term liabilities and minority interests ...........................        86,198          63,445
Stockholders' equity ...................................................       216,284         200,511
                                                                           -----------    ------------
                                                                           $   326,100    $    279,133
                                                                           ===========    ============

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                               2004          2003
                                                                           -----------    -----------
                                                                           (Unaudited)    (Unaudited)
Revenue:
  Oil and gas sales ....................................................   $    20,441    $     7,714
  Other ................................................................            88            (68)
                                                                           -----------    -----------
                                                                                20,529          7,646
                                                                           -----------    -----------
Expense:
  Lease operating expenses .............................................         4,920          2,242
  General and administrative ...........................................         4,014          1,863
  Depreciation, depletion and amortization .............................         3,678          2,240
  Other ................................................................         1,806            315
                                                                           -----------    -----------
                                                                                14,418          6,660
                                                                           -----------    -----------
Other income (expense) .................................................        (1,302)          (561)
                                                                           -----------    -----------
Discontinued operations - income (loss) ................................                          227
                                                                           -----------    -----------
Income (loss) before income taxes ......................................         4,809            652
Income taxes ...........................................................
                                                                           -----------    -----------
Net income (loss) ......................................................   $     4,809    $       652
                                                                           ===========    ===========

         The Company currently owns 7,000,000 shares of Delta, or approximately 17%. The Company currently accounts for its investment in Delta on the equity method as three of the Company's directors are directors of Delta.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended December 31, 2004 and 2003 and September 30, 2004.

         Delta's stock is traded on the Nasdaq stock market under the symbol "DPTR." At December 31, 2004, the closing price of Delta's common stock was $15.68 per share.

         At December 31, 2004, there were approximately 4,000,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that were out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at December 31, 2004, the Company's percentage ownership of Delta would have decreased from approximately 17.2% to approximately 15.7%.

Note 10 - Compensation Expense

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

         Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2004           2003
                                                            -----------    -----------
         Net income (loss) as reported ..................   $       343    $    (1,248)
         Adjustment required by SFAS 123 ................
                                                            -----------    -----------
         Pro-forma net income (loss) ....................   $       343    $    (1,248)
                                                            ===========    ===========
         Pro-forma net income (loss) per share:
           Basic ........................................   $       .05    $      (.19)
                                                            ===========    ===========
           Diluted ......................................   $       .05    $      (.19)
                                                            ===========    ===========
         Net income (loss) per share as reported:
           Basic ........................................   $       .05    $      (.19)
                                                            ===========    ===========
           Diluted ......................................   $       .05    $      (.19)
                                                            ===========    ===========

Note 11 - Subsequent Events

         Subsequent to December 31, 2004, a director of the Company exercised options for 75,000 shares of the Company's common stock, increasing the number of outstanding shares to 6,990,384. Proceeds from such option exercise were $323.

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

         Since November 1996, the Company has reacquired 4,911,020 shares or 69% of its then outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

         Gas sales increased $699 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 8 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

         Production expenses increased $95 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30, and 31, 2004 (see
Note 8 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

         Depreciation, depletion and amortization increased $117 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The increase was entirely attributable to depletion of the gas properties acquired by the Company in March 2004. The Company owned no oil and gas properties from September 2002 to March 30, 2004.

         General and administrative costs decreased $296 or 23.9% from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. The decrease was caused primarily by decreased legal expenses. In addition, during the quarter ended December 31, 2003, the Company recorded an $86 bad debt provision related to accounts receivable that were then over eighteen months old. No bad debt provision was recorded for the quarter ended December 31, 2004.

         Interest income increased $104 from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. The increase parallels the increase in the Company's cash and cash equivalents. At December 31, 2003, cash and cash equivalents aggregated $9,112 versus $33,103 at December 31, 2004.

         The Company's equity in Delta's net income increased $582 or 223% from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. The increase was caused by Delta's increased net income, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 39% at December 31, 2003 to 17.5% at December 31, 2004.

         The $180 tax provision for the quarter ended December 31, 2004 represented 34% of pre-tax income and approximated the Company's blended (Federal and state combined) tax rate of 36% The entire tax provision for the three months ended December 31, 2004 represents deferred income taxes - not income taxes currently payable.

         The $293 tax provision for the quarter ended December 31, 2003 resulted primarily because of changes in the Company's expectations concerning future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended December 31, 2004, the Company used $575 in operating activities. During the same period the Company paid $343 for dividends to stockholders. During the same period the Company received $364 in proceeds from the exercise of stock options. At December 31, 2004, the Company had $33,103 of unrestricted cash, $32,522 of working capital and no long-term debt.

         At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the ChevronTexaco litigation (see Item 4 to this Form 10-Q), recurring dividends and lease operating costs related to the Appalachian gas properties acquired by the Company. In addition, the Company continues to review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

         The Company's future operations are subject to the following risks:

         a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material unrecorded liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. This litigation has caused and could continue to cause the Company to incur significant legal costs. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (see Item 4 to this Form 10-Q), the Company could be held liable for the entirety of the estimated cleanup costs, a sum far in excess of the Company's financial capability.

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

         e. Other Risks - In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with increased litigation generally.

         f. Market Value of Delta Stock - The Company currently owns 7,000,000 shares of Delta. At December 31, 2004, the market value of such shares was approximately $110,000 and constituted the largest asset of the Company. In the past year Delta's stock price has increased significantly and fluctuated significantly over short periods of time. If Delta's stock price decreases significantly - especially at a time when the Company expects to liquidate some or all of its Delta stock - the Company would be adversely affected.

         g. Future of the Company - Although the Company has recently acquired interests in 166 gas wells in Pennsylvania (see Note 9), the Company is smaller than most of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) have consumed and are expected to continue to consume a greater percentage of the Company's oil and gas revenues than do those of most of its larger competitors unless the Company is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgment - the Company's directors may consider options to liquidate the Company or merge the Company into another company to maximize stockholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, tax risks and risks in the liquidation of its assets.

CRITICAL ACCOUNTING POLICIES:

         The accounting policies critical to the Company are as follows:

EQUITY METHOD OF ACCOUNTING

         At December 31, 2004, the Company owned 17.2% of Delta and accounted for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $4,000 at December 31, 2004. The Company has allocated such excess to Delta's ownership interests in offshore California leases due to the potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in the future in Delta could become impaired and the Company would then be required to recognize the impairment. In addition, since the Company only owns 17.2% of Delta currently, it is possible that the Company may commence accounting for its investment in Delta as a marketable security if management considers the Company's influence on Delta to be less than significant. Although the Company's interest in Delta has decreased below 20%, the Company has continued to account for its investment in Delta using the equity method because three of the Company's directors currently comprise one-third of Delta's directors and thus the Company can be deemed to still exercise significant influence on Delta. If the Company's influence in Delta continues to decrease to a level at which it no longer is considered to have a significant influence, the Company would record its investment as a marketable security using the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

DISCONTINUED REFINING OPERATIONS

         At December 31, 2004, the Company had recorded net refining liabilities retained of $2,155. As noted in Item 4 to this Form 10-Q, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000-$150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,155. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

INVESTMENT IN NETWORK

         At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions, the Company's investment in Network was reduced to zero. The impairment provisions were recorded because Network had not entered into any revenue generating contracts by that date. Subsequently, Network entered into its first revenue producing contract and recorded net income of $34 for the quarter ended December 31, 2004. If Network is able to enter into additional revenue-generating contracts and generate future net income, the Company may commence recording its share of Network's future net income under the equity method of accounting once the Company's share of such income has exceeded the Company's share of unrecorded Network losses since March 31, 2003, the date that the Company ceased recognizing its share of Network's losses.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

         The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through December 31, 2004, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

         See "New Accounting Pronouncements."

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells (see Note 8). The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If market prices increase, gas sales applicable to the unhedged production will increase. If market prices decrease, gas sales and the gross margin related to such unhedged production will decrease.

         At December 31, 2004, the Company owned 7,000,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years and thus the market value of the Company's investment in Delta remains subject to significant changes in the market price of Delta stock.

ITEM 4.  CONTROLS AND PROCEDURES

         The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of December 31, 2004 are as follows:

         a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         b) There were no significant changes in the Company's internal controls during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

              See Exhibits 31.1 and 31.2 to this Form 10-Q.

         Effective September 30, 2005, the Company expects that it will be subject to certain attestation requirements concerning the effectiveness of its internal controls pursuant to the Section 404 of the Sarbanes Oxley Act. These requirements include management's documenting and testing the Company's internal controls and attesting as to their effectiveness and a reporting by the Company's independent accountants concerning management's attestation.

         Although the Company is working diligently to comply with these requirements, the Company has only eleven employees and these employees work at four widely scattered locations. The Company's small number of employees and their geographical separation is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible.

         While the SEC had indicated it may issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For additional information regarding lawsuits, reference is made to
Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2004. Also see Note 4 to the December 31, 2004 consolidated financial statements included in Part I.

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

           (B)  Reports on Form 8-K     Report dated January 21, 2005 concerning
                                        Discussion and Appointment of
                                        Independent Accountants

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: February 11, 2005                 CASTLE ENERGY CORPORATION


                                                 /s/Richard E. Staedtler
                                                 ------------------------------
                                                 Richard E. Staedtler
                                                 Chief Financial Officer
                                                 Chief Accounting Officer
                                      -23-