Form 10-Q
period 2005-03-31
CASTLE ENERGY CORP
filed 2005-05-13
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                   (Mark One)
|x|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005
                                --------------

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


                               Delaware 76-0035225
--------------------------------------------------------------------------------
          (State or Other Jurisdiction of Incorporation or Organization
                      (I.R.S. Employer Identification No.)


      357 South Gulph Road, Suite 260, King of Prussia, Pennsylvania 19406
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)          (Zip Code)


        Registrant's Telephone Number, Including Area Code (610) 992-9900


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |x| No |_|.

        Indicate by check X whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |x|.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 6,990,384 shares of Common Stock, $.50 par value, outstanding as of May 6, 2005.

                                          CASTLE ENERGY CORPORATION

                                                   INDEX

                                                                                                        PAGE #
Part I.      Financial Information                                                                      ------
             ---------------------
             Item 1. Financial Statements:

                     Consolidated Balance Sheets - March 31, 2005 (Unaudited) and
                     September 30, 2004............................................................          2

                     Consolidated Statements of Operations - Three Months Ended March 31,
                     2005 and 2004 (Unaudited).....................................................          3

                     Consolidated Statements of Operations - Six Months Ended March 31,
                     2005 and 2004 (Unaudited).....................................................          4

                     Condensed Consolidated Statements of Cash Flows - Six Months Ended
                     March 31, 2005 and 2004 (Unaudited)...........................................          5

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2004 and Six Months Ended March 31, 2005
                     (Unaudited)...................................................................          6

                     Notes to the Consolidated Financial Statements (Unaudited)....................          7

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.................................................................         18

             Item 3. Qualitative and Quantitative Disclosures About Market Risk....................         23

             Item 4. Controls and Procedures........................................................        23

Part II.     Other Information
             -----------------

             Item 1. Legal Proceedings..............................................................        24

             Item 4. Submission of Matters to a Vote of Security Holders............................        24

             Item 6. Exhibits.......................................................................        24

Signature     ......................................................................................        25


                                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               CASTLE ENERGY CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                         ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)


                                                                                              MARCH 31,         SEPTEMBER 30,
                                                                                                2005                2004
                                                                                            -------------       -------------
                                                                                             (Unaudited)
                                       ASSETS
Current assets:
    Cash and cash equivalents........................................................           $  36,783           $ 33,742
    Restricted cash..................................................................                 898                120
    Accounts receivable..............................................................                 723                582
    Account receivable - Delta Petroleum Corporation.................................                                    339
    Marketable securities............................................................                  20                 19
    Prepaid expenses and other current assets........................................                 130                203
    Note receivable - Networked Energy LLC, net of allowance for doubtful account of $125.........................................................................
                                                                                                ---------           --------
      Total current assets...........................................................              38,554             35,005
Property, plant and equipment, net:
    Furniture, fixtures, equipment and vehicles......................................                 177                111
    Oil and gas properties, net (full cost method):
      Proved properties..............................................................               8,773              9,012
      Unproved properties not being amortized........................................
Investment in Networked Energy LLC, net of impairment reserve of $354................                   8
Investment in Delta Petroleum Corporation............................................              38,486             39,698
                                                                                                ---------           --------
     Total assets....................................................................           $  85,998           $ 83,826
                                                                                                =========           ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Dividend payable.................................................................           $     349           $    343
    Accounts payable.................................................................                 509                749
    Contingent note payable..........................................................                 792
    Accrued expenses.................................................................                 156                906
    Accrued taxes on appreciation of marketable securities...........................                   2                  1
    Asset retirement obligations.....................................................                   4                  3
    Net refining liabilities retained................................................                 700
                                                                                                ---------           --------
      Total current liabilities......................................................               2,512              2,002
Net refining liabilities retained....................................................               1,405              2,404
Asset retirement obligations.........................................................                 244                227
Deferred income taxes................................................................               5,095              5,170
Other liabilities....................................................................                  19                 19
                                                                                               ----------         ----------
      Total liabilities..............................................................               9,275              9,822
                                                                                               ----------         ----------
Commitments and contingencies........................................................
Stockholders' equity:
    Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
    Common stock; par value - $0.50; 25,000,000 shares authorized; 11,901,404 shares issued at March 30, 2005 and 11,781,404 shares issued at
      September 30, 2004.............................................................               5,951              5,891
    Additional paid-in capital.......................................................              86,887             85,691
    Accumulated other comprehensive income, net of taxes.............................                (897)               170
    Retained earnings................................................................              51,449             48,919
                                                                                               ----------         ----------
                                                                                                  143,390            140,671
    Treasury stock at cost - 4,911,020 shares at March 31, 2005 and
      September 30,  2004............................................................             (66,667)           (66,667)
                                                                                               ----------         ----------
      Total stockholders' equity.....................................................              76,723             74,004
                                                                                               ----------         ----------
      Total liabilities and stockholders' equity.....................................          $   85,998         $   83,826
                                                                                               ==========         ==========


    The accompanying notes are an integral part of these financial statements

                                         CASTLE ENERGY CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                          2005                 2004
                                                                                     -------------        -------------

Revenue:
    Oil and gas  sales.......................................................        $         812
                                                                                     -------------
                                                                                               812
                                                                                     -------------
Expenses:
    Oil and gas production...................................................                  148
    General and administrative...............................................                1,263        $       1,185
    Depreciation, depletion and amortization.................................                  141                   13
                                                                                     -------------        -------------
                                                                                             1,552                1,198
                                                                                     -------------        -------------

Operating income (loss)......................................................                 (740)              (1,198)
                                                                                     -------------        -------------

Other income (expense):
    Gain on sale of marketable securities....................................                                       538
    Gain on sale of Delta Petroleum Corporation investments..................                3,066               12,547
    Interest income..........................................................                  140                   36
    Other income (expense)...................................................                   (8)                 448
    Equity in income of Networked Energy LLC.................................                    8
    Equity in income of Delta Petroleum Corporation..........................                  848                  246
                                                                                     -------------        -------------
                                                                                             4,054               13,815
                                                                                     -------------        -------------

Income (loss) before provision for (benefit of) income taxes.................                3,314               12,617
                                                                                     -------------        -------------

Provision for (benefit of) income taxes:
    State....................................................................                   12                   12
    Federal..................................................................                  422                  437
                                                                                     -------------        -------------
                                                                                               434                  449
                                                                                     -------------        -------------

Net income (loss)............................................................        $       2,880        $      12,168
                                                                                     =============        =============

Net income (loss) per share:
    Basic....................................................................        $         .41        $        1.83
                                                                                     =============        =============
    Diluted..................................................................        $         .40        $        1.77
                                                                                     =============        =============

    Weighted average number of common and potential dilutive common shares outstanding:
    Basic....................................................................            6,987,084            6,651,203
                                                                                     =============        =============
    Diluted..................................................................            7,147,683            6,889,729
                                                                                     =============        =============


    The accompanying notes are an integral part of these financial statements

                                         CASTLE ENERGY CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            ("000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                          2005                 2004
                                                                                     -------------        -------------

Revenue:
    Oil and gas  sales.......................................................        $       1,511
                                                                                     -------------
                                                                                             1,511
                                                                                     -------------
Expenses:
    Oil and gas production...................................................                  243
    General and administrative...............................................                2,206        $       2,424
    Depreciation, depletion and amortization.................................                  270                   25
                                                                                     -------------        -------------
                                                                                             2,719                2,449
                                                                                     -------------        -------------

Operating income (loss)......................................................               (1,208)              (2,449)
                                                                                     -------------        -------------

Other income (expense):
    Gain on sale of marketable securities....................................                                       538
    Gain on sale of Delta Petroleum Corporation investments..................                3,066               12,547
    Interest income..........................................................                  280                   72
    Other income (expense)...................................................                    1                  448
    Equity in income of Networked Energy LLC.................................                    8
    Equity in income of Delta Petroleum Corporation..........................                1,690                  506
                                                                                     -------------        -------------
                                                                                             5,045               14,111
                                                                                     -------------        -------------

Income (loss) before provision for (benefit of) income taxes.................                3,837               11,662
                                                                                     -------------        -------------

Provision for (benefit of) income taxes:
    State....................................................................                   17                   21
    Federal..................................................................                  597                  721
                                                                                     -------------        -------------
                                                                                               614                  742
                                                                                     -------------        -------------

Net income (loss)............................................................        $       3,223        $      10,920
                                                                                     =============        =============

Net income (loss) per share:
    Basic....................................................................        $         .46        $        1.65
                                                                                     =============        =============
    Diluted..................................................................        $         .45        $        1.61
                                                                                     =============        =============

    Weighted average number of common and potential dilutive common shares outstanding:
    Basic....................................................................            6,939,249            6,622,269
                                                                                     =============        =============
    Diluted..................................................................            7,130,781            6,803,515
                                                                                     =============        =============


    The accompanying notes are an integral part of these financial statements

                                           CASTLE ENERGY CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               ("000'S" OMITTED)
                                                 (UNAUDITED)


                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                          2005                 2004
                                                                                     -------------        -------------

Net cash flow provided by (used in) operating activities.................                 ($ 1,670)            ($ 2,195)
                                                                                     -------------        -------------

Cash flows from investing activities:
    Investment in furniture, fixtures equipment and vehicles.............                      (87)                 (43)
    Investment in oil and gas properties.................................                                        (9,512)
                                                                                     -------------        -------------
         Net cash used in investing activities...........................                      (87)              (9,555)
                                                                                     -------------        -------------

Cash flows from financing activities:
    Proceeds from exercise of stock options..............................                      687                  514
    Proceeds from sale of marketable securities..........................                                         2,809
    Proceeds from sale of investment in Delta Petroleum Corporation......                    4,800               20,914
    Dividends paid to stockholders.......................................                     (689)                (659)
                                                                                     -------------        -------------
        Net cash provided by (used in) financing activities..............                    4,798               23,578
                                                                                     -------------        -------------
Net increase (decrease) in cash and cash equivalents.....................                    3,041               11,828
Cash and cash equivalents - beginning of period..........................                   33,742               10,615
                                                                                     -------------        -------------
Cash and cash equivalents - end of period................................                  $36,783              $22,443
                                                                                     =============        =============


    The accompanying notes are an integral part of these financial statements


                                                      CASTLE ENERGY CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                                      OTHER COMPREHENSIVE INCOME
                                          ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)



                                         YEAR ENDED SEPTEMBER 30, 2004 AND SIX MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                             ------------------------------------------------------------------------------------------------------
                                                                              ACCUMULATED
                                   COMMON   STOCK   ADDITIONAL                   OTHER                 TREASURY   STOCK
                               -------------------   PAID-IN  COMPREHENSIVE  COMPREHENSIVE   RETAINED  -----------------
                                   SHARES   AMOUNT   CAPITAL     INCOME      INCOME (LOSS)   EARNINGS   SHARES    AMOUNT   TOTAL
                               ----------  ------- ---------- -------------  -------------   --------  --------  --------  --------

Balance - October 1, 2003.....  11,503,904   $5,752   $68,532                    $1,383      $36,643   4,911,020 ($66,667)  $45,643

Options exercised............      277,500      139     1,232                                                                 1,371
Tax benefit of options
  exercised....                                           468                                                                   468
Issuance of additional stock
  by Delta Petroleum
  Corporation, net of
  $4,595 tax.................                          15,459                                                                15,459
Dividends declared
  ($.20 per share)...........                                                                (1,344)                         (1,344)
Comprehensive income (loss):
  Net income (loss)..........                                    $13,620                     13,620                         13,620
  Other comprehensive income
    (loss):
    Reclassification
      adjustment, net of
      $649 tax...............                                     (1,153)        (1,153)                                     (1,153)
    Equity in other
       comprehensive
       income (loss) of Delta
       Petroleum Corporation,
       net of $32 tax
       benefit...............                                        (60)           (60)                                        (60)
                              ----------     ------  --------    --------       -------     --------   --------- --------  -------
                                                                 $12,407
                                                                 =======
Balance - September 30,
  2004.......................   11,781,404    5,891    85,691                       170      48,919    4,911,020  (66,667)   74,004

Options exercised............      120,000       60       627                                                                   687
Tax benefit of options
  exercised..................                             249                                                                   249
Issuance of additional stock
  by Delta Petroleum
  Corporation, net of
  $180 tax...................                             320                                                                   320
Dividends declared
  ($.10 per share)...........                                                                  (693)                           (693)
Comprehensive income (loss):
  Net income (loss)..........                                     $3,223                      3,223                           3,223
  Other comprehensive income
    (loss):
     Equity in other
       comprehensive income
       (loss) of Delta
       Petroleum Corporation,
       net of $600 tax
       benefit...............                                     (1,067)        (1,067)                                     (1,067)
                              ----------     ------  --------    --------      --------     --------   --------- --------  -------
                                                                  $2,156
                                                                 ========
Balance - March 31, 2005.....  11,901,404    $5,951   $86,887                   ($  897)    $51,449    4,911,020 ($66,667)  $76,723
                               ==========    ======  ========                   ========    =======    ========= ========  ========

The accompanying notes are an integral part of these financial statements.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (normal and recurring) necessary for a fair statement of the results of operations for the three and six month periods ended March 31, 2005 and 2004 and for a fair statement of financial position at March 31, 2005.

Note 2 - September 30, 2004 Balance Sheet
-----------------------------------------

         The amounts presented in the balance sheet as of September 30, 2004 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Note 3 - Discontinued Operations
--------------------------------

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. The Company's refining subsidiaries own no refining assets, have been inactive for over nine years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations. Net refining liabilities retained represent the remaining liabilities from discontinued refining operations. Such amounts remain on the consolidated balance sheet pending final resolution.

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

         The Company subsequently corresponded with ChevronTexaco and voluntarily provided a number of documents requested by ChevronTexaco. In June 2002, ChevronTexaco indicated to the Company that ChevronTexaco did not intend to sue the Company. Subsequently, ChevronTexaco requested additional documents from the Company, which
                                       -8-

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

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to ChevronTexaco's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with ChevronTexaco on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims. The parties are currently conducting discovery and depositions. The presumptive trial date for this case has been set for November 2005 by the Federal District Court. The Company expects to pursue motions for summary judgment prior to trial.

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

         Estimated gross undiscounted clean-up costs for this refinery are at least $80,000 to $150,000 according to public statements by Texaco to the Company and third parties. In January 2003, the United States and the State of Illinois filed a motion in the American Western bankruptcy case which stated that the estimated total response costs for one portion of the site alone could range from $109,000 to $205,000. ChevronTexaco has asserted in its contractual claim that the Company should indemnify ChevronTexaco for all environmental liabilities related to the Indian Refinery. If ChevronTexaco were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of ChevronTexaco's statutory claims for contribution and reimbursement under CERCLA and/or OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy-five years, the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and/or its subsidiaries might be further reduced.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


         The Company and its special counsel, Reed Smith LLP, do not consider an unfavorable outcome for the Company in ChevronTexaco's lawsuit to be probable, and the Company intends to vigorously defend itself against all of ChevronTexaco's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against ChevronTexaco's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which ChevronTexaco construes to create an indemnity, ChevronTexaco has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against the Company.

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

         Although any environmental liabilities related to the Indian Refinery have been transferred to others, there can be no assurance that the parties assuming such liabilities will be able to pay them. American Western, owner of the Indian Refinery, emerged from bankruptcy and is in the process of liquidation.

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

        Pursuant to the mandate of the Texas Court of Appeals, the Company moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be in excess of $1,000, including accrued interest, as of March 31, 2005. Subsequent to June 30, 2004, upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886 supersedeas bond was released under Texas law. The Company's $4,110 letter of credit, including accrued interest, securing that bond, was also released and those funds are no longer restricted cash.

        On September 17, 2004, the Long Trusts filed a Motion for Clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. A Petition for Writ of Mandamus was filed with the Court of Appeals by the Company on December 3, 2004, requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding and subsequently denied the Motion for Clarification on March 3, 2005 and the Petition for Writ of Mandamus on March 16, 2005. On May 2, 2005, the trial court from the bench announced that CTPLP's severed claim would be assigned a new case number, but took all other requests for action from the parties under advisement.

        The Company has not accrued any recoveries for this litigation as of March 31, 2005, but will record recoveries if and when they are ultimately realized (collected).

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

        CTOGLP, along with several unrealized parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% ORRI suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66 although approximately $22 of that amount would be subject to Dominion's claims in the Pilgreen Litigation. The Company has not recorded any of the $66 of suspended revenue as income but will record it as income when and if it is realized (collected).

        Dominion Litigation

        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the ORRI held by CTOGLP in these wells should be deemed to be burdened by certain other ORRI's aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $783. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion subsequently examined the land and lease documents concerning the ORRI's. The Company believes that Dominion's title exception to CTOGLP's ORRI is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

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

        By agreement between Dominion and the Company, CTOGLP executed a promissory note for $783 guaranteed by the Company and deposited this amount in a separate restricted cash account of CTOGLP to support the note to avoid the cost of a supersedeas bond. Such note is payable only if the Company fails in its appeal. At March 31, 2005, $792 of the amount previously accrued is represented by the contingent note payable plus accrued interest at 5% annually and the remaining $39 is included in accrued expenses.

Note 5 - New Accounting Pronouncements
--------------------------------------

     On September 28, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB No. 106"). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as the Company. SAB No. 106 affects the way in which the Company calculates its full cost ceiling limitation (the Company now excludes asset retirement costs related to proved developed properties in the

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


calculation of the ceiling) and the way the Company calculates depletion on its gas properties (only asset retirement costs for new recompletions and new wells are now included in calculating depletion rates). The Company adopted SAB No. 106 on October 1, 2004. The Company expects the adoption of SAB No. 106 on future operating costs, operating income (loss) and net income (loss) to be immaterial.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Pursuant to a delay in the implementation date by the SEC, SFAS No. 123(R) will be effective for the Company beginning October 1, 2005. The Company does not expect SFAS No. 123(R) to have a material impact on its results of operations. The Company has not issued any stock options since January 2002 and all stock options issued were vested by July 31, 2002.

        In December 2004, the FASB issued FASB Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP 109"). FSP 109 clarifies how to apply Statement No. 109 to the new tax deduction for income attributable to "domestic production activities." The Company expects that the new tax deduction will first be effective for the Company's fiscal year ending September 30, 2006 and that the affect on future income tax expense, deferred income taxes and income taxes payable will be immaterial.

Note 6 - Restricted Cash
------------------------

        Restricted cash consists of the following:

                                                                            MARCH              SEPTEMBER
                                                                            2005                  2004
                                                                        -----------           -----------
                                                                        (Unaudited)           (Unaudited)

      Certificates of deposit supporting operating bonds..........          $110                   $120
      Deposit securing promissory note in Dominion litigation.....           788
                                                                         -------                -------
                                                                            $898                   $120
                                                                         =======                =======

      The certificates of deposit support letters of credit for operating and drilling bonds provided to state or county regulatory agencies.

Note 7 - Acquisition of Oil and Gas Properties
----------------------------------------------

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

         The Company owned approximately 25% of Delta (see Note 10) at the time of purchase, and three of the Company's directors were also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

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

Note 8 - Asset Retirement Obligations
-------------------------------------

        Changes in the Company's asset retirement obligations are as follows:


                                                      SIX MONTHS ENDED MARCH 31,
                                                      --------------------------
                                                         2005           2004
                                                      -----------   ------------
                                                      (Unaudited)   (Unaudited)

  Balance - beginning of period...................          $230
  Acquisitions....................................                         $222
  Adjustments.....................................            10
  Acretion of discount............................             8
                                                      ----------    -----------
  Balance - end of period.........................          $248           $222
                                                      ==========    ===========

Note 9 - Investment in Networked Energy LLC ("Network")
-------------------------------------------------------

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $126 provision related to the Company's $126 note receivable from Network. As a result of these impairment provisions, the Company's investment in Network was reduced to zero and the Company ceased recording any share of Network's losses since the Company had no obligation to fund such losses. The impairment provisions were recorded because Network had not entered into any revenue-generating contracts by May 7, 2003.

        Subsequently, Network entered into several revenue-generating contracts, and, as of March 31, 2005, Network's revenues for the period April 1, 2003 to March 31, 2005 exceeded its expenses for the same period by $21. As a result, the Company resumed recording its share of Network's net income (loss) under the equity method of accounting. Whereas the Company previously owned 45% of Network at March 31, 2003, its ownership percentage had been reduced to 40% by March 31, 2005 as a result of the issuance of additional membership units to officers of Network. As a result, the Company recorded $8 of equity income from its investment in Network during the quarter ended March 31, 2005.


                                      CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                     (UNAUDITED)

Note 10 - Investment in Delta
-----------------------------

        Condensed financial information concerning Delta is as follows:


                         CONDENSED BALANCE SHEETS
                                                                                 MARCH 31,             SEPTEMBER 30,
                                                                                   2005                    2004
                                                                               -----------             -----------
                                                                               (Unaudited)             (Unaudited)
                                  Assets

      Current assets......................................................        $ 41,481             $  15,896
      Oil and gas properties, net..........................................        392,398               261,907
      Other assets........................................................           6,901                 1,330
                                                                                ----------             ---------
                                                                                  $440,780              $279,133
                                                                                ==========             =========

                   Liabilities and Stockholders' Equity

      Current liabilities, including current portion of long-term debt....       $  42,447             $  15,177
      Long-term liabilities and minority interests........................         182,592                63,445
      Stockholders' equity................................................         215,741               200,511
                                                                                ----------             ---------
                                                                                  $440,780              $279,133
                                                                                ==========             =========


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                   2005                 2004
                                                                                ----------           -----------
                                                                               (Unaudited)           (Unaudited)
                     CONDENSED STATEMENT OF OPERATIONS
      Revenue:
        Oil and gas sales.................................................        $ 24,578               $10,628
        Other.............................................................           1,988                  (286)
                                                                                ----------             ---------
                                                                                    26,566                10,342
                                                                                ----------             ---------
      Expense:
        Lease operating expenses..........................................           6,032                 2,506
        General and administrative........................................           4,613                 2,030
        Depreciation, depletion and amortization..........................           5,393                 3,085
        Other.............................................................           3,694                 1,908
                                                                                ----------             ---------
                                                                                    19,732                 9,529
                                                                                ----------             ---------
      Other income (expense)..............................................          (1,894)                1,452
                                                                                ----------             ---------
      Discontinued operations.............................................                                   189
                                                                                ----------             ---------
      Income (loss) before taxes..........................................           4,940                 2,454
      Income taxes........................................................
                                                                                ----------             ---------
      Net income (loss)...................................................         $ 4,940                $2,454
                                                                                ==========             =========

                                                      -15-


                                     CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                     (UNAUDITED)




                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                   2005                  2004
                                                                                ----------             ---------
                                                                                (Unaudited)           (Unaudited)
                     CONDENSED STATEMENT OF OPERATIONS
      Revenue:
        Oil and gas sales.................................................         $45,019               $18,702
        Other.............................................................           2,076                  (354)
                                                                                ----------             ---------
                                                                                    47,095                18,348
                                                                                ----------             ---------
      Expense:
        Lease operating expenses..........................................          10,952                 4,847
        General and administrative........................................           8,627                 3,866
        Depreciation, depletion and amortization..........................           9,071                 5,391
        Other.............................................................           5,500                 2,223
                                                                                ----------             ---------
                                                                                    34,150                16,327
                                                                                ----------             ---------
      Other income (expense)..............................................          (3,196)                  891
                                                                                ----------             ---------
      Discontinued operations.............................................                                   194
                                                                                ----------             ---------
      Income (loss) before taxes..........................................           9,749                 3,106
      Income taxes........................................................
                                                                                ----------             ---------
      Net income (loss)...................................................         $ 9,749              $  3,106
                                                                                ==========             =========

        The Company currently owns 6,700,000 shares of Delta's common stock or approximately 16%. The Company currently accounts for its investment in Delta on the equity method as two of the Company's directors are directors of Delta.

        At September 30, 2004, the Company owned 7,000,000 shares of Delta. In March 2005, the Company sold 300,000 shares of Delta for net proceeds of $4,800 and recognized a gain of $3,066 on the sale. The book value of the shares sold was based upon the book value per share of the Company's investment in Delta on the day of the sale.

        The above condensed financial information has been compiled using Delta's unaudited quarterly financial statements for the quarters ended March 31, 2005 and 2004 and September 30, 2004.

        Delta's stock is traded on the Nasdaq stock market under the symbol "DPTR." At March 31, 2005, the closing price of Delta's common stock was $14.54 per share. Subsequent to March 31, 2005 the price of Delta's stock decreased to less than $11.00 per share and closed at $11.17 per share on May 4, 2005.

        At March 31, 2005, there were approximately 4,000,000 options and warrants to acquire Delta's stock outstanding, including options and warrants that were out of the money. The Company holds none of these options and warrants. If all such options and warrants had been exercised at March 31, 2005, the Company's percentage ownership of Delta would have decreased from approximately 16% to approximately 15%.

Note 11 - Compensation Expense
------------------------------

        SFAS 123 allows an entity to continue to measure compensation costs in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to continue to measure compensation cost in accordance with APB 25 and to comply with the required disclosure- only provisions of SFAS 123.

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 is as follows:

                                CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                   2005                   2004
                                                                                ----------             ---------

Net income (loss) as reported......................................             $    2,880             $  12,168
Adjustment required by SFAS 123....................................
                                                                                ----------             ---------
Pro-forma net income (loss)........................................             $    2,880             $  12,168
                                                                                ==========             =========
Pro-forma net income (loss) per share:
   Basic...........................................................             $      .41             $    1.83
                                                                                ==========             =========
   Diluted.........................................................             $      .40             $    1.77
                                                                                ==========             =========
Net income (loss) per share as reported:
   Basic...........................................................             $      .41             $    1.83
                                                                                ==========             =========
   Diluted.........................................................             $      .40             $    1.77
                                                                                ==========             =========

                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                   2005                   2004
                                                                                ----------             ---------
Net income (loss) as reported......................................             $    3,223             $  10,920
Adjustment required by SFAS 123....................................
                                                                                ----------             ---------
Pro-forma net income (loss)........................................             $    3,223             $  10,920
                                                                                ==========             =========
Pro-forma net income (loss) per share:
   Basic...........................................................             $      .46             $    1.65
                                                                                ==========             =========
   Diluted.........................................................             $      .45             $    1.61
                                                                                ==========             =========
Net income (loss) per share as reported:
   Basic...........................................................             $      .46             $    1.65
                                                                                ==========             =========
   Diluted.........................................................             $      .45             $    1.61
                                                                                ==========             =========

        Pro forma net income (loss) and pro forma net income (loss) per share are the same as net income (loss) and net income (loss) per share because the Company has not issued any options since January of 2002 and all options issued were fully vested by July 31, 2002.

Note 12 - Subsequent Event
--------------------------

        On May 2, 2005, the Company's directors declared a special dividend of $1.00 per share payable to holders of record on June 6, 2005.

        Subsequent to March 31, 2005, a director of the Company exercised options to acquire 105,000 shares of the Company's common stock. Proceeds to the Company were $590. After such exercise, options to acquire 210,000 shares remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

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

        Since November 1996, the Company has reacquired 4,911,020 shares or approximately 69% of its then outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

        Gas sales increased $1,511 for the six months ended March 31, 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 7 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        Production expenses increased $243 for the six months ended March 31, 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30, and 31, 2004 (see Note 7 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        Depreciation, depletion and amortization increased $245 from the first six months of fiscal 2004 to the first six months of fiscal 2005. The increase was entirely attributable to depletion of the gas properties acquired by the Company in March 2004. The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        General and administrative costs decreased $218 or 9.0% from the six months ended March 31, 2004 to the six months ended March 31, 2005. The decrease was caused primarily by decreased legal expenses, offset partially by increased compensation costs. In addition, during the six months ended March 31, 2004, the Company recorded an $86 bad debt provision related to accounts receivable that were then over eighteen months old. No bad debt provision was recorded for the six months ended March 31, 2005.

        Interest income increased $208 from the six months ended March 31, 2004 to the six months ended March 31, 2005. The increase results from higher rates of interest and an increase in the Company's cash and cash equivalents. At March 31, 2004, cash and cash equivalents aggregated $22,443 versus $36,783 at March 31, 2005.

        The Company's equity in Delta's net income increased $1,184 or 234% from the six months ended March 31, 2004 to the six months ended March 31, 2005. The increase was caused by Delta's increased net income, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 25% at March 31, 2004 to approximately 16% at March 31, 2005.

        The $614 tax provision for the six months ended March 31, 2005 represented approximately 15.6% of pre-tax income and consists of $575 of deferred income taxes and $39 of Federal alternative minimum taxes.

        The $742 tax provision for the six months ended March 31, 2004 resulted primarily because of changes in the Company's expectations concerning future taxable income.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

        From the three months ended March 31, 2004 to the three months ended March 31, 2005 gas sales, oil and gas production expenses and depreciation, depletion and amortization increased $812, $148 and $128, respectively, as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004. The Company owned no oil and gas properties from September 2002 to March 30, 2004.

        General and administrative expenses increased $78 from the three months ended March 31, 2004 to the three months ended March 31, 2005 primarily due to increased compensation costs.

        Interest income increased $104 from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to increased interest rates and an increase in cash and cash equivalents.

        The Company's equity in Delta's income increased $602 from the three months ended March 31, 2004 to the three months ended March 31, 2005 because of Delta's increased net income during these periods despite a decrease in the Company's ownership of Delta (see Note 10).

        For the quarter ended March 31, 2004, the Company's tax provision constituted 3.6% of pre-tax income versus 13.1% of pre-tax income for the quarter ended March 31, 2005. The increase in that ratio resulted primarily due to changes in the Company's expectations concerning future taxable income. The Company's tax provision blended rate (Federal and state combined) was significantly below the Federal and state statutory rate (36%) primarily because the Company was able to utilize much of its tax carryforwards to offset such pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended March 31, 2005, the Company used $1,670 in operating activities. During the same period the Company paid $689 for dividends to stockholders. During the same period the Company received $687 in proceeds from the exercise of stock options. At March 31, 2005, the Company had $36,783 of unrestricted cash, $36,042 of working capital and no long-term debt.

        At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the ChevronTexaco litigation (see Note 4 to this Form 10-Q), recurring dividends and lease operating costs and some capital expenditures related to the Appalachian gas properties acquired by the Company. In addition, the Company continues to review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

        The Company's future operations are subject to the following risks:

        a. Litigation - As noted above, the Company is a defendant in three significant unsettled lawsuits. Although the Company does not believe it has any material unrecorded liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. This litigation has caused and could continue to cause the Company to incur significant legal costs. If ChevronTexaco were to prevail on its indemnity claim in its lawsuit (see Note 4 to this

            Form 10-Q), the Company could be held liable for the entirety of the estimated cleanup costs. Although the Company does not believe that the aggregate clean up costs currently exceeds the Company's financial capability, such may not be the case and it is possible that such clean up costs could exceed the Company's financial capacity if the Company were required to fund the entire clean up.

        b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2005 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserve acquisitions using such pricing. Subsequent to the acquisitions, natural gas prices have increased 10% to 20%. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and/or net income. In addition, if gas prices are low at the end of the Company's quarterly and annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision - see "Critical Accounting Policies" below.

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

        d. Public Market for the Company Stock - Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. This volatility may adversely affect the market price and liquidity of the Company's common stock.

        e. Other Risks - In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with increased litigation generally.

        f. Market Value of Delta Stock - The Company currently owns 6,700,000 shares of Delta. At March 31, 2005, the market value of such shares was approximately $97,400 and constituted the largest asset of the Company. Subsequent to March 31, 2005, the market value of such Delta shares decreased to approximately $74,800 as of May 4, 2005. In the past year Delta's stock price has increased significantly and has fluctuated significantly over short periods of time. If Delta's stock price decreases significantly - especially at a time when the Company expects to liquidate some or all of its Delta stock - the Company would be adversely affected.

        g. Future of the Company - Although the Company has recently acquired interests in 166 gas wells in Pennsylvania (see Note 7), the Company is smaller than most of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) have consumed and are expected to continue to consume a greater percentage of the Company's oil and gas revenues than do those of most of its larger competitors unless the Company is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgment - the Company's directors may consider options to liquidate the Company or merge the Company into another company to maximize stockholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, resultant tax liabilities and risks in the liquidation of its assets.

        If the Company's directors decide to liquidate the Company and distribute the 6,700,000 Delta shares owned by the Company to its shareholders as part of the plan of liquidation, the Company would be subject to a tax liability on the difference between its tax basis in the Delta stock, approximately $18,400, and the fair market value of the Delta stock at the time it is distributed to stockholders. Since the Company has utilized essentially all of its tax carryovers at March

31, 2005, the Company would face Federal income tax liabilities of approximately 35% of the difference between the Company's tax basis in the Delta stock and its fair market value on the date of liquidation. For example, at March 31, 2005, such tax liability would have been approximately $27,700. Any such taxes would reduce distributions available for stockholders.

CRITICAL ACCOUNTING POLICIES:

       The accounting policies critical to the Company are as follows:

EQUITY METHOD OF ACCOUNTING


        At March 31, 2005, the Company owned approximately 16% of Delta and accounted for its investment in Delta using the equity method of accounting. Under this method, the Company is required to increase its investment in Delta by its share of Delta's income and decrease such investment by its share of Delta's losses and any distributions from Delta. If Delta incurs future losses, the Company would thus include its share of such losses in its consolidated statement of operations. In addition, the Company estimates that its investment in Delta exceeded the Company's proportional share of Delta's equity by approximately $3,750 at March 31, 2005. The Company has allocated such excess to Delta's ownership interests in offshore California leases due to the potential recovery from a lawsuit Delta and other owners of offshore California leases have instituted against the United States for breach of contract. The Company is required to evaluate the recoverability of the leases periodically and write off the excess costs or reduce them to the extent they are not deemed recoverable. In addition, if Delta incurs recurring losses in the future and/or the market value of its stock declines significantly, the Company's investment in Delta could become impaired and the Company would then be required to recognize the impairment. In addition, since the Company only owns 16% of Delta currently, it is possible that the Company may commence accounting for its investment in Delta as a marketable security if management considers the Company's influence on Delta to be less than significant. Although the Company's interest in Delta has decreased below 20%, the Company has continued to account for its investment in Delta using the equity method because two of the Company's directors currently comprise 22% of Delta's directors and thus the Company can be deemed to still exercise significant influence on Delta. If the Company's influence in Delta continues to decrease to a level at which it no longer is considered to have a significant influence, the Company would record its investment as a marketable security using the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

DISCONTINUED REFINING OPERATIONS

       At March 31, 2005, the Company had recorded net refining liabilities retained of $2,105. The Company anticipates that it will pay approximately $700 of such liabilities in the next year although that may not be the case. As noted in Note 4 to this Form 10-Q, ChevronTexaco has sued the Company for environmental remediation costs that have been estimated at $80,000 to $150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in ChevronTexaco's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable that the Company will incur liabilities related to ChevronTexaco's claims and/or other environmental liabilities and such liabilities exceed $2,105. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

INVESTMENT IN NETWORK

        Although Network has recently recorded profitable operations and the Company recommenced recording its share of Network's net income during the quarter ended March 31, 2005, the Company may not reverse any of the $480 impairment provision recorded at March 31, 2003 pursuant to the equity method of accounting.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through March 31, 2005, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

        See "New Accounting Pronouncements."

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells (see Note 7). The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If market prices increase, gas sales applicable to the unhedged production will increase. If market prices decrease, gas sales and the gross margin related to such unhedged production will decrease.

        At March 31, 2005, the Company owned 6,700,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years and thus the market value of the Company's investment in Delta remains subject to significant changes in the market price of Delta stock.

ITEM 4. CONTROLS AND PROCEDURES

        The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of March 31, 2005 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        b) There were no changes in the Company's internal controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        See Exhibits 31.1 and 31.2 to this Form 10-Q.

        The Company expected that it would be subject to certain attestation requirements concerning the effectiveness of its internal controls pursuant to the Section 404 of the Sarbanes Oxley Act, effective September 30, 2005. These requirements include management's documenting and testing the Company's internal controls and attesting as to their effectiveness and a reporting by the Company's independent accountants concerning management's attestation. Recently, the SEC extended by one year the effective date when non-accelerated filers, such as the Company, would become subject to such requirements.

       Although the Company is working to comply with these requirements, the Company has only eleven employees and these employees work at four widely scattered locations. The Company's small number of employees and their geographical separation is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible.

       While the SEC had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like the Company, such regulations have not yet been issued.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2004. Also see Note 4 to the March 31, 2005 consolidated financial statements included in Part I.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders was held on March 10, 2005. Proxies were solicited pursuant to the Notice of Annual Meeting of Stockholders, dated February 15, 2005. A total of 6,870,616 shares (representing approximately 98% of outstanding shares) were present in person or by proxy.

        Messrs. Russell S. Lewis and Martin R. Hoffmann were elected to serve as directors until the 2008 Annual Meeting. The number of votes cast with respect to Messrs. Lewis and Hoffmann were as follows:

                                                FOR                   WITHHELD
                                             ---------                ---------
           Russell S. Lewis                  6,849,857                 20,759
           Martin R. Hoffmann                6,848,288                 22,328

        At the Annual Meeting, the stockholders also approved the appointment of Grant Thornton LLP as the Company's independent registered public accountants for the fiscal year ending September 30, 2005 by a vote of 6,842,545 votes for such appointment, 160 votes against such appointment and 27,911 abstentions.

        In addition to the above, John P. Keller, Joseph L. Castle, Sidney F. Wentz and Richard E. Staedtler continued on the Board of Directors.

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


        Date: May 13, 2005                         CASTLE ENERGY CORPORATION
              ------------

                                                   /s/Richard E. Staedtler
                                                   -----------------------------
                                                   Richard E. Staedtler
                                                   Chief Financial Officer
                                                   Chief Accounting Officer