Form 10-Q
period 2005-06-30
CASTLE ENERGY CORP
filed 2005-08-17
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                   (Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2005
                               -------------------------------------------------

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

         Indicate by check [CHECK MARK] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [CHECK MARK] No      .
    ------------   ------

         Indicate by check [CHECK MARK] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes     No [CHECK MARK].
   ----    ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,215,360 shares of Common Stock, $.50 par value, outstanding as of August 16, 2005.

                            CASTLE ENERGY CORPORATION

                                      INDEX

                                                                                                    PAGE #
                                                                                                    ------
Part I.      Financial Information

             Item 1. Financial Statements:

                     Consolidated Balance Sheets - June 30, 2005 (Unaudited) and September
                     30, 2004...............................................................             2

                     Consolidated Statements of Operations - Three Months Ended June 30,
                     2005 and 2004 (Unaudited)..............................................             3

                     Consolidated Statements of Operations - Nine Months Ended June 30, 2005
                     and 2004 (Unaudited)...................................................             4

                     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                     June 30, 2005 and 2004 (Unaudited).....................................             5

                     Consolidated Statements of Stockholders' Equity and Other Comprehensive
                     Income - Year Ended September 30, 2004 and Nine Months Ended June
                     30, 2005 (Unaudited)...................................................             6

                     Notes to Consolidated Financial Statements (Unaudited).................             7

             Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations..........................................................            17

             Item 3. Qualitative and Quantitative Disclosures About Market Risk.............            21

             Item 4. Controls and Procedures................................................            21

Part II.     Other Information

             Item 1. Legal Proceedings......................................................            22

             Item 6. Exhibits...............................................................            22

Signature    ...............................................................................            23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                                   2005               2004
                                                                                                 --------         -------------
                                                                                               (Unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents.........................................................            $ 29,627           $ 33,742
   Restricted cash...................................................................                 898                120
   Accounts receivable...............................................................                 732                582
   Account receivable - Delta Petroleum Corporation..................................                                    339
   Marketable securities.............................................................                                     19
   Prepaid expenses and other current assets.........................................                  82                203
   Note receivable - Networked Energy LLC, net of allowance for doubtful account of $125.........................................................................
                                                                                                 --------           --------
     Total current assets............................................................              31,339             35,005
Property, plant and equipment, net:
   Furniture, fixtures, equipment and vehicles.......................................                 195                111
   Oil and gas properties, net (full cost method):
     Proved properties...............................................................               8,657              9,012
     Unproved properties not being amortized.........................................
Marketable securities................................................................              94,624
Investment in Networked Energy LLC, net of impairment reserve of $354................                   6
Investment in Delta Petroleum Corporation............................................                                 39,698
                                                                                                 --------           --------
     Total assets....................................................................            $134,821           $ 83,826
                                                                                                 ========           ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Dividend payable..................................................................            $    361           $    343
   Accounts payable..................................................................                 448                749
   Contingent note payable...........................................................
   Accrued expenses..................................................................                 321                906
   Asset retirement obligations......................................................                   3                  3
   Net refining liabilities retained.................................................               1,552
                                                                                                 --------           --------
     Total current liabilities.......................................................               2,685              2,001
Net refining liabilities retained....................................................                                  2,404
Asset retirement obligations.........................................................                 250                227
Deferred income taxes................................................................              25,572              5,171
Other liabilities....................................................................                  20                 19
                                                                                                 --------           --------
     Total liabilities...............................................................              28,527              9,822
                                                                                                 --------           --------
Commitments and contingencies........................................................
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
   Common stock; par value - $0.50; 25,000,000 shares authorized;
     12,126,404 shares issued at June 30, 2005 and 11,781,404 shares issued at
     September 30, 2004..............................................................               6,064              5,891
   Additional paid-in capital........................................................              88,500             85,691
   Accumulated other comprehensive income, net of $19,698 taxes in 2005 and $1,165
     taxes in 2004...................................................................              35,018                170
   Retained earnings.................................................................              43,379             48,919
                                                                                                 --------           --------
                                                                                                  172,961            140,671
   Treasury stock at cost - 4,911,044 shares at June 30, 2005 and 4,911,020 shares
     at September 30,  2004..........................................................             (66,667)           (66,667)
                                                                                                 --------           --------
     Total stockholders' equity......................................................             106,294             74,004
                                                                                                 --------           --------
     Total liabilities and stockholders' equity......................................            $134,821           $ 83,826
                                                                                                 ========           ========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                        2005                 2004
                                                                                     ------------        -----------
Revenue:
   Gas sales.................................................................        $        456        $       491
                                                                                     ------------        -----------
                                                                                              456                491
                                                                                     ------------        -----------
Expenses:
   General and administrative................................................               1,036              1,006
   Oil and gas production....................................................                 180                133
   Depreciation, depletion and amortization..................................                 130                128
   Litigation provision (recovery)...........................................                (845)               825
                                                                                     ------------        -----------
                                                                                              501              2,092
                                                                                     ------------        -----------

Operating income (loss)......................................................                 (45)            (1,601)
                                                                                     ------------        -----------

Other income (expense):
   Gain on sale of Delta Petroleum Corporation investment....................                                  5,664
   Interest income...........................................................                 188                 30
   Other income (expense)....................................................                  23                 (1)
   Equity in income of Delta Petroleum Corporation...........................                                    350
   Equity in income (loss) of Networked Energy LLC...........................                  (1)
                                                                                     ------------        -----------
                                                                                              210              6,043
                                                                                     ------------        -----------

Income (loss) before provision for income taxes..............................                 165              4,442
                                                                                     ------------        -----------

Provision for (benefit of) income taxes:
   State.....................................................................                  21                 37
   Federal...................................................................                 640              1,692
                                                                                     ------------        -----------
                                                                                              661              1,729
                                                                                     ------------        -----------
Net income (loss)............................................................       ($        496)       $     2,713
                                                                                     ============        ===========

Net income (loss) per share:
   Basic.....................................................................       ($        .07)       $       .40
                                                                                     ============        ===========
   Diluted...................................................................       ($        .07)       $       .39
                                                                                     ============        ===========

Weighted average number of common and potential dilutive common shares outstanding:
   Basic.....................................................................           7,111,458          6,715,112
                                                                                     ============        ===========
   Diluted...................................................................           7,111,458          7,018,712
                                                                                     ============        ===========

Dividends declared per share.................................................        $       1.05        $       .05
                                                                                     ============        ===========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                         2005               2004
                                                                                     ------------        -----------
Revenue:
    Gas sales................................................................        $      1,967        $       491
                                                                                     ------------        -----------
                                                                                            1,967                491
                                                                                     ------------        -----------
Expenses:
   General and administrative................................................               3,242              3,430
   Oil and gas production....................................................                 423                133
   Depreciation, depletion and amortization..................................                 400                153
   Litigation provision (recovery)...........................................                (845)               825
                                                                                     ------------        -----------
                                                                                            3,220              4,541
                                                                                     ------------        -----------

Operating income (loss)......................................................              (1,253)            (4,050)
                                                                                     ------------        -----------

Other income (expense):
   Gain on sale of marketable securities.....................................                                    538
   Gain on sale of Delta Petroleum Corporation investment....................               3,066             18,211
   Interest income...........................................................                 468                102
   Other income..............................................................                  24                447
   Equity in income of Delta Petroleum Corporation...........................               1,690                856
   Equity in income of Networked Energy LLC..................................                   7
                                                                                     ------------        -----------
                                                                                            5,255             20,154
                                                                                     ------------        -----------

Income (loss) before provision for income taxes..............................               4,002             16,104
                                                                                     ------------        -----------

Provision for (benefit of) income taxes:
   State.....................................................................                  38                 58
   Federal...................................................................               1,237              2,413
                                                                                     ------------        -----------
                                                                                            1,275              2,471
                                                                                     ------------        -----------
Net income (loss)............................................................        $      2,727        $    13,633
                                                                                     ============        ===========

Net income (loss) per share:
   Basic.....................................................................        $        .39        $      2.05
                                                                                     ============        ===========
   Diluted...................................................................        $        .38        $      1.98
                                                                                     ============        ===========

Weighted average number of common and potential dilutive common shares outstanding:
   Basic.....................................................................           6,996,767          6,652,995
                                                                                     ============        ===========
   Diluted...................................................................           7,154,841          6,886,691
                                                                                     ============        ===========

Dividends declared per share.................................................        $       1.15        $       .15
                                                                                     ============        ===========

    The accompanying notes are an integral part of these financial statements

                            CASTLE ENERGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ("000'S" OMITTED)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED JUNE 30,
                                                                                          --------------------------
                                                                                            2005               2004
                                                                                          -------            -------
Net cash flow provided by (used in) operating activities.....................             ($2,530)          ($ 3,272)
                                                                                          -------            -------

Cash flows from investing activities:
   Investment in furniture, fixtures and equipment...........................                (119)               (43)
   Investment in oil and gas properties......................................                                 (9,282)
   Proceeds from sale of marketable securities...............................                                  2,809
   Proceeds from sale of Delta Petroleum Corporation shares..................               4,800             29,339
                                                                                          -------            -------
     Net cash provided by (used in) investing activities                                    4,681             22,823
                                                                                          -------            -------

Cash flows from financing activities:
   Dividends paid to stockholders............................................              (8,251)              (995)
   Proceeds from exercise of stock options...................................               1,985                715
                                                                                          -------            -------
     Net cash provided by (used in) financing activities.....................              (6,266)              (280)
                                                                                          -------            -------

Net increase (decrease) in cash and cash equivalents.........................              (4,115)            19,271
Cash and cash equivalents - beginning of period..............................              33,742             10,615
                                                                                          -------            -------
Cash and cash equivalents - end of period....................................             $29,627            $29,886
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

                                                   YEAR ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                                              ----------------------------------------------------------------------------------
                                                                                                       ACCUMULATED
                                                   COMMON STOCK         ADDITIONAL                        OTHER
                                              ---------------------      PAID-IN     COMPREHENSIVE    COMPREHENSIVE    RETAINED
                                               SHARES       AMOUNT       CAPITAL         INCOME       INCOME (LOSS)    EARNINGS
                                              --------     --------     ----------   -------------    -------------    --------
Balance - October 1, 2003...................  11,503,904     $5,752      $68,532                         $ 1,383       $36,643

Options exercised...........................     277,500        139        1,232
Tax benefit of options exercised............                                 468
Issuance of additional stock by Delta
  Petroleum Corporation, net of $4,595 tax..                              15,459
Dividends declared ($.20 per share).........                                                                            (1,344)
Comprehensive income (loss):
  Net income (loss).........................                                             $13,620                        13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
      $649 tax..............................                                              (1,153)         (1,153)
    Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $32 tax benefit...                                                 (60)            (60)
                                              ----------     ------      -------         -------         -------       -------
                                                                                         $12,407
Balance - September 30, 2004................  11,781,404      5,891       85,691         =======             170        48,919

Treasury stock surrendered..................
Options exercised...........................     345,000        173        1,812
Tax benefit of options exercised............                                 677
Issuance of additional stock by Delta
  Petroleum Corporation, net of $180 tax....                                 320
Dividends declared ($1.15 per share)........                                                                            (8,267)
Comprehensive income (loss):
  Net income (loss).........................                                              $2,727                         2,727
  Other comprehensive income (loss):
    Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $600 tax benefit..                                              (1,067)         (1,067)
    Reversal of cumulative equity in
      comprehensive income (loss) of Delta
      as of April 1, 2005, net of $506 tax..                                                 900             900
    Unrealized gain on marketable
      securities, net of $19,698 tax........                                              35,015          35,015
                                                                                         -------
                                              ----------     ------      -------         $37,575         -------       -------
Balance - June 30, 2005.....................  12,126,404     $6,064      $88,500         =======         $35,018       $43,379
                                              ==========     ======      =======                         =======       =======

                                                    TREASURY STOCK
                                                ---------------------
                                                 SHARES       AMOUNT       TOTAL
                                                --------     --------     -------
Balance - October 1, 2003...................    4,911,020    ($66,667)    $45,643

Options exercised...........................                                1,371
Tax benefit of options exercised............                                  468
Issuance of additional stock by Delta
  Petroleum Corporation, net of $4,595 tax..                               15,459
Dividends declared ($.20 per share).........                               (1,344)
Comprehensive income (loss):
  Net income (loss).........................                               13,620
  Other comprehensive income (loss):
    Reclassification adjustment, net of
      $649 tax..............................                               (1,153)
    Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $32 tax benefit...                                  (60)
                                                ---------     -------     -------

Balance - September 30, 2004................    4,911,020     (66,667)     74,004

Treasury stock surrendered..................           24
Options exercised...........................                                1,985
Tax benefit of options exercised............                                  677
Issuance of additional stock by Delta
  Petroleum Corporation, net of $180 tax....                                  320
Dividends declared ($1.15 per share)........                               (8,267)
Comprehensive income (loss):
  Net income (loss).........................                                2,727
  Other comprehensive income (loss):
    Equity in other comprehensive
      income (loss) of Delta Petroleum
      Corporation, net of $600 tax benefit..                               (1,067)
    Reversal of cumulative equity in
      comprehensive income (loss) of Delta
      as of April 1, 2005, net of $506 tax..
    Unrealized gain on marketable
      securities, net of $19,698 tax........                               35,915

                                                ---------     -------    --------
Balance - June 30, 2005.....................    4,911,044    ($66,667)   $106,294
                                                =========     =======    ========

   The accompanying notes are an integral part of these financial statements.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

Note 1 - Basis of Preparation

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (normal and recurring) necessary for a fair statement of the results of operations for the three and nine month periods ended June 30, 2005 and 2004 and for a fair statement of financial position at June 30, 2005.

Note 2 - September 30, 2004 Balance Sheet

         The amounts presented in the balance sheet as of September 30, 2004 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Note 3 - Discontinued Operations

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. The Company's refining subsidiaries own no refining assets, have been inactive for over nine years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations have not impacted the Company's operations since September 30, 1995, although they may impact the Company's future operations. Net refining liabilities retained represent the remaining liabilities from discontinued refining operations. Such amounts remain on the consolidated balance sheet pending final resolution. Such liabilities have been classified as current at June 30, 2005 because the presumptive trial date for related Chevron litigation has been set for November 2005 (see Note 4).

Note 4 - Environmental Liabilities/Litigation

         Chevron Litigation

         On August 13, 2002, three subsidiaries of Chevron filed Cause No. 02-4162-JPG in the United States District Court for the Southern District of Illinois against the Company, as well as against two inactive subsidiaries of the Company and three unrelated parties. The lawsuit seeks damages and declaratory relief under contractual and statutory claims arising from environmental damage at the now dismantled Indian Refinery. In particular, the lawsuit claims that the Company is contractually obligated to indemnify and defend Chevron against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others, that Chevron has incurred or will incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination was caused by Texaco, Inc. and its present and former subsidiaries ("Texaco" - now merged into Chevron (previously ChevronTexaco)), which previously owned the refinery for over 75 years. The suit also seeks costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA").

         History

         In December 1995, Indian Refining Limited Partnership, an inactive refining subsidiary of the Company ("IRLP"), sold its refinery, the Indian Refinery, to American Western Refining L.P. ("American Western"), an unaffiliated party. As part of the related purchase and sale agreement, American Western assumed all environmental liabilities and indemnified IRLP with respect thereto. Subsequently, American Western filed for bankruptcy and sold large portions of the Indian Refinery to an outside party pursuant to a bankruptcy proceeding. The outside party has substantially dismantled the Indian Refinery. American Western filed a liquidation plan in 2001. American Western anticipated that the liquidation plan would be confirmed in January 2002 but confirmation was delayed primarily because of legal challenges by Texaco, and subsequently Chevron. American Western's liquidation plan was confirmed in April 2003. In the plan, IRLP reduced a $5,400 secured claim against American Western to $800. In exchange the EPA and Illinois EPA entered into an Agreement and Covenant Not to Sue with IRLP, which extinguished all CERCLA claims against IRLP. Under the American Western liquidation plan, IRLP received $599 which it distributed to its creditors.

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

         Claims by Texaco

         On August 7, 2000, the Company received notice of a claim against it and two of its inactive refining subsidiaries from Texaco. Texaco had made no previous claims against the Company although the Company's subsidiaries had owned the refinery from August 1989 until December 1995. In its claim, Texaco demanded that the Company and its former subsidiaries indemnify Texaco for all liability resulting from environmental contamination at and around the Indian Refinery. In addition, Texaco demanded that the Company assume Texaco's defense in all matters relating to environmental contamination at and around the Indian Refinery, including lawsuits, claims and administrative actions initiated by the EPA, and indemnify Texaco for costs that Texaco had already incurred addressing environmental contamination at the Indian Refinery. Finally, Texaco also claimed that the Company and two of its inactive subsidiaries were liable to Texaco under the CERCLA as owners and operators of the Indian Refinery. The Company responded to Texaco disputing the factual and legal contentions for Texaco's claims against the Company. The Company's management and special counsel subsequently met with representatives of Texaco but the parties disagreed concerning Texaco's claims. In October 2001, Texaco merged with Chevron and the merged company was named ChevronTexaco. ChevronTexaco then recently changed its name to Chevron.

         In May 2002, the Company received a letter from Chevron which asserted a new claim against the Company and its subsidiaries pursuant to OPA for costs and damages incurred or to be incurred by Chevron resulting from actual or threatened discharges of oil to navigable waters at or near the Indian Refinery. Chevron estimated these costs and damages to be $20,500.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The Company subsequently corresponded with Chevron and voluntarily provided a number of documents requested by Chevron. In June 2002, Chevron indicated to the Company that Chevron did not intend to sue the Company. Subsequently, Chevron requested additional documents from the Company, which the Company promptly and voluntarily again supplied to Chevron.

         In August 2002, the Company's management and special counsel met with legal and management representatives of Chevron in an effort to resolve outstanding issues. At the meeting a special outside counsel of Chevron asserted claims against the Company based upon newly expressed legal theories. Chevron also informed the Company that residential landowners adjacent to the Indian Refinery site had recently filed a toxic torts suit against Chevron in Illinois state court. The meeting ended in an impasse.

         Litigation

         On August 13, 2002, Chevron filed the above litigation in federal court. By letter dated August 28, 2002, Chevron tendered the Illinois state court litigation to the Company for indemnification, but the Company promptly responded, denying responsibility. Following the initiation of litigation the Company retained Bryan Cave LLP as trial counsel.

         On October 25, 2002, the Company filed motions to dismiss as a matter of law the contractual claims in Texaco's complaint, as well as the OPA and RCRA claims. At the same time, the Company filed its answer to Chevron's lawsuit on the remaining CERCLA claim. A pre-trial scheduling conference was held May 5, 2003 and on May 8, 2003 two unrelated defendants were dismissed from the case with prejudice under a stipulation with Chevron on undisclosed terms. On June 2, 2003, the Federal District Court denied the Company's motions to dismiss, following which, on July 9, 2003, the Company filed answers to the contractual, OPA and RCRA claims.

         The parties are currently conducting discovery and depositions. The presumptive trial date for this case has been set for November 2005 by the Federal District Court.

         The central argument to both Chevron's contractual and statutory claims is that the Company should be treated as a "successor" and "alter ego" of certain of its present and former subsidiaries, and thereby should be held directly liable for Chevron's claims against those entities. Chevron makes this argument notwithstanding the fact that the Company never directly owned the refinery and never was a party to any of the disputed contracts. Chevron has also claimed that the Company itself directly operated the refinery. The leading opinion in this area of the law, as issued by the U.S. Supreme Court in June 1998 in the comparable matter of United States v. Bestfoods, 524 U.S. 51, 118 S.Ct. 1876 (1998), supports the Company's positions.

         Estimated gross undiscounted clean-up costs for this refinery are at least $80,000-$150,000 according to public statements by Texaco to the Company and third parties. In January 2003, the United States and the State of Illinois filed a motion in the American Western bankruptcy case which stated that the estimated total response costs for one portion of the site alone could range from $109,000 to $205,000. Chevron has asserted in its contractual claim that the Company should indemnify Chevron for all environmental liabilities related to the Indian Refinery. If Chevron were to prevail on this theory, the Company could be held liable for the entirety of the estimated clean up costs, a sum far in excess of the Company's financial capability. On the other hand, if the Company were found liable by reason of Chevron's statutory claims for contribution and reimbursement under CERCLA and/or OPA, the Company could be required to pay a percentage of the clean-up costs based on equitable allocation factors such as comparative time of ownership and operation, toxicity and amount of hazardous materials released, remediation funded to date, as well as other factors. Since the Company's subsidiary only operated the Indian Refinery five years, whereas Texaco operated it over seventy-five years, the Company would expect that its share of remediation liability would at a minimum be reduced to an amount proportional to the years of operation by its subsidiary, although such may not be the case. Additionally, since Texaco

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

and its subsidiaries intentionally disposed of hazardous wastes on site at the Indian Refinery while the Company's subsidiary arranged to remove for offsite destruction and disposal any hazardous wastes it may have generated, any allocation to the Company and/or its subsidiaries might be further reduced.

         The Company and its special counsel, Reed Smith LLP, do not consider an unfavorable outcome for the Company in Chevron's lawsuit to be probable, and the Company intends to vigorously defend itself against all of Chevron's claims in the litigation and any lawsuits that may follow. In addition to the numerous defenses that the Company has against Chevron's contractual claim for indemnity, the Company and its special counsel believe that by the express language of the agreement which Chevron construes to create an indemnity, Chevron has irrevocably elected to forego all rights of contractual indemnification it might otherwise have had against the Company.

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

         As noted above, the EPA named the Company as a potentially responsible party for remediation of the Indian Refinery and requested and received relevant information from the Company and Chevron has tendered the defense of a state court toxic torts action to the Company. Whether or not the Company is ultimately held liable in the current litigation or other proceedings, it is probable that the Company will incur substantial legal fees and experience a diversion of corporate resources from other opportunities.

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

        Pursuant to the mandate of the Texas Court of Appeals, the Company moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. The Company estimates the judgment to be in excess of $1,000, including accrued interest, as of June 30, 2005. Subsequent to June 30, 2004, upon issue of the mandate by the Texas Court of Appeals, the Company's $3,886 supersedeas bond was released under Texas law. The Company's $4,110 letter of credit, including accrued interest, securing that bond, was also released and those funds were no longer restricted cash.

        On September 17, 2004, the Long Trusts filed a Motion for Clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. A Petition for Writ of Mandamus was filed with the Court of Appeals by the Company on December 3, 2004, requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding and subsequently denied the Motion for Clarification on March 3, 2005 and the Petition for Writ of Mandamus on March 16, 2005. On May 2, 2005, the trial court from the bench announced that CTPLP's severed claim would be assigned a new case number, but took all other requests for action from the parties under advisement. In August 2005, the Company filed a second Petition for Writ of Mandamas with the Court of Appeals requesting that the calculation of interest due from the Long Trusts be made without a new trial and that Long Trusts be ordered to pay the judgement against it plus interest without delay.

        The Company has not accrued any recoveries for this litigation as of June 30, 2005, but will record recoveries if and when they are ultimately realized (collected).

        Pilgreen Litigation

        As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta Petroleum Corporation ("Delta"). Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The litigation is related to the Dominion litigation (see below). The Company and its counsel are currently reviewing the effect of the Court of Appeals' opinion issued in the Dominion litigation on the Company's claims in this litigation. Since the Company has not recorded any revenue related to the $120 of suspended revenue, it expects to record $120 of revenue if and when such revenue is realized (collected), but no expense if it fails in this litigation.

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

        In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment following the Company's appeal of both the District Court's summary judgments with the Court of Appeals in Corpus Christi.

        By agreement with Dominion, CTOGLP executed a promissory note for $783 guaranteed by the Company and deposited this amount in a separate restricted cash account of CTOGLP to support the note and to avoid the cost of a supersedeas bond. On July 28, 2005, the Court of Appeals issued a Memorandum Opinion that affirmed Dominion's claims to reduce the ORRI, but only to take effect at a date after CTOGLP had sold the ORRI. The Court of Appeals overturned that portion of the judgment that required CTOGLP to refund any money received by it. The Company does

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

not at this time know if Dominion intends to petition the Supreme Court of Texas for review of this decision. The promissory note issued by CTOGLP will be cancelled and the restricted cash account of CTOGLP released when and if this judgment becomes final and non-appealable.

        In fiscal 2004, the Company recorded an $825 loss provision related to the Dominion litigation - primarily as a result of the District Court's granting of Dominion' motion for summary judgment in May 2004. The Company has reversed that provision plus $20 of accrued interest on the contingent note during the quarter ended June 30, 2005 primarily because the Court of Appeals reversed that District Court judgement against the Company. Nevertheless, the Company's contingent note payable to Dominion and CTOGLP's restricted cash account are required to remain in place until the Appeals Court judgement becomes non-appealable. Dominion may appeal the Appeal's Court judgement to the Texas Supreme Court and if that Court reverses the Appeals Court decision, the Company would then become liable for the contingent note to Dominion plus interest or some portion thereof. In such case, the Company would again record a loss provision.

Note 5 - New Accounting Pronouncements

        On September 28, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB No. 106"). SAB No. 106 applies to companies using the full cost method of accounting for oil and gas properties and equipment costs, such as the Company. SAB No. 106 affects the way in which the Company calculates its full cost ceiling limitation (the Company now excludes future cash outflows associated with settling asset retirement obligations that are accrued on the balance sheet related to proved developed properties in the calculation of the ceiling) and the way the Company calculates depletion on its proved undeveloped gas properties. The Company adopted SAB No. 106 on October 1, 2004. The effects of adoption of SAB No. 106 to date have been immaterial.

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

Note 6 - Restricted Cash

        Restricted cash consists of the following:

                                                                          JUNE 30,         SEPTEMBER 30,
                                                                            2005               2004
                                                                          --------         -------------
      Certificates of deposit supporting operating bonds...........         $110                $120
      Deposit securing contingent promissory note in Dominion
       litigation, plus accrued interest...........................          788
                                                                            ----                ----
                                                                            $898                $120
                                                                            ====                ====

      The certificates of deposit support letters of credit for operating and drilling bonds provided to state or county regulatory agencies.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

Note 7 - Marketable Securities

      The Company's investment in marketable securities was as follows:

                                                JUNE 30, 2005
                                           ---------------------------
                                                              DELTA                             SEPTEMBER 30, 2004
                                                            PETROLEUM                          --------------------
                                           CHEVRON         CORPORATION         TOTAL           CHEVRON        TOTAL
                                           -------         -----------         -----           -------        -----
Common shares owned.....................     354            6,700,000                            354           354
                                             ===            =========                            ===           ===

Cost....................................     $15            $  39,892         $39,907            $15           $15

Unrealized gain (loss)..................       4               54,713          54,717              4             4
                                             ---            ---------         -------            ---           ---

Book (market) value.....................     $19            $  94,605         $94,624            $19           $19
                                             ===            =========         =======            ===           ===

      Through March 31, 2005, the Company accounted for its investment in Delta Petroleum Corporation, a public oil and gas exploration and production company headquartered in Denver, Colorado ("Delta"), using the equity method. Commencing April 1, 2005, the Company accounted for its investment in Delta as available-for-sale marketable securities (see Note 11 and "Critical Accounting Policies").

      At June 30, 2005, the closing share price of Delta's common stock was $14.12. By August 10, 2005, the Delta share price had increased to $17.47 per share.

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

       The Company owned approximately 25% of Delta (see Note 11) at the time of purchase, and three of the Company's directors were then also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

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

        The final adjusted purchase price for all of the oil and gas properties acquired in March 2004 was $8,985.

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

Note 9 - Asset Retirement Obligations

        Changes in the Company's asset retirement obligations are as follows:

                                                                                     NINE MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                     2005                 2004
                                                                                    ------               ------
            Balance - beginning of period..................................          $230
            Acquisitions...................................................                               $222
            Adjustments....................................................            10                    5
            Accretion of discount..........................................            13
                                                                                     ----                 ----
            Balance - end of period........................................          $253                 $227
                                                                                     ====                 ====

Note 10 - Investment in Networked Energy LLC ("Network")

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network. This provision consisted of $354 provision related to the Company's 45% equity investment in Network and a $125 provision related to the Company's $125 note receivable from Network. As a result of these impairment provisions, the Company's investment in Network was reduced to zero and the Company ceased recording any share of Network's losses since the Company had no obligation to fund such losses. The impairment provisions were recorded because Network had not entered into any revenue-generating contracts by May 7, 2003.

        Subsequently, Network entered into several revenue-generating contracts; and, as of June 30, 2005, Network's revenues for the period April 1, 2003 to March 31, 2005 exceeded its expenses for the same period by $21. As a result, the Company resumed recording its share of Network's net income (loss) under the equity method of accounting. Whereas the Company previously owned 45% of Network at March 31, 2003, its ownership percentage had been reduced to 40% by March 31, 2005 (and at June 30, 2005) as a result of the issuance of additional membership units to officers of Network. As a result, the Company recorded $8 of equity income from its investment in Network during the quarter ended March 31, 2005. Network lost $3 for the quarter ended June 30, 2005 and the Company recorded $1 of equity loss from its investment in Network for the quarter ended June 30, 2005.

Note 11 - Investment in Delta

        Through March 31, 2005, the Company accounted for its investment in Delta using the equity method. Initially, in May 2002, the Company had owned 44% of Delta and three of the Company's directors constituted three of seven Delta directors. By April 1, 2005, the Company's ownership of Delta had decreased to 16% (approximately 15% fully diluted) and the Company's directors only comprised two of nine Delta directors. As a result of these developments, the Company believed it no longer had significant influence on Delta's management and thus, effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available-for-sale security. As a result of the change in accounting method, the book value of the Company's investment in Delta and the Company's cumulative equity in

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

Delta's comprehensive income (loss) at April 1, 2005, under the equity method of accounting, $39,892, became the Company's value of the Delta stock as a marketable security on April 1, 2005.

        In June 2005, another director of the Company resigned from Delta's Board of Directors resulting in the Company having only one director remaining among Delta's nine directors.

        At September 30, 2004, the Company owned 7,000,000 shares of Delta. In March 2005, the Company sold 300,000 shares of Delta for net proceeds of $4,800 and recognized a gain of $3,066 on the sale. The book value of the shares sold was based upon the book value per share of the Company's investment in Delta, computed using the equity method, on the day of the sale.

        See Note 7 and "Critical Accounting Policies."

Note 12 - Compensation Expense

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

Note 13 - Comprehensive Income (Loss):

        Comprehensive income (loss) is as follows:

                                                                             2005         2004
                                                                           -------       -------
Three Months Ended June 30:
Net income (loss)..................................................       ($   496)      $ 2,713
Equity in other comprehensive income (loss) of Delta, net of taxes...........................................................
Reversal of cumulative equity in other comprehensive income
   (loss) of Delta as of April 1, 2005, net of taxes...............            900
Unrealized gain (loss) on marketable securities, net of tax........         35,015           (17)
                                                                           -------       -------
                                                                           $35,419       $ 2,696
                                                                           =======       =======

Nine Months Ended June 30:
Net income (loss)..................................................        $ 2,727       $13,633
Equity in income (loss) of Delta, net of taxes.....................         (1,067)
Reversal of cumulative equity in other comprehensive income
   (loss) of Delta as of April 1, 2005, net of taxes...............            900             1
Unrealized gain (loss) on marketable securities, net of tax........         35,015
Reclassification adjustments, net of taxes.........................                       (1,153)
                                                                           -------       -------
                                                                           $37,575       $12,481
                                                                           =======       =======

Note 14 - Subsequent Event

        On August 12, 2005, the Company's Board of Directors declared a recurring quarterly dividend of $.05 per shares to all stockholders of record as of October 3, 2005.

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

      During the period from August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In 1996, one refining subsidiary merged into a subsidiary of another unrelated party and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's consolidated financial statements as of September 30, 1995 and retroactively. Accordingly, discussion of results of refining operations has been confined to the anticipated impact, if any, of liquidation of the Company's remaining inactive refining subsidiaries and contingent environmental liabilities of the Company and its refining subsidiaries.

      Since November 1996, the Company has reacquired 4,911,044 shares or approximately 69% of its then outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

      Gas sales increased $1,476 from the nine months ended June 30, 2004 to the nine months ended June 30, 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 8 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

      Production expenses increased $290 from the nine months ended June 30, 2004 to the nine months ended June 30, 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30, and 31, 2004 (see
Note 8 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from September 2002 to March 30, 2004.

      Depreciation, depletion and amortization increased $247 from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. The increase was entirely attributable to the gas properties acquired by the Company in March 2004. The Company owned no oil and gas properties from September 2002 to March 30, 2004.

      General and administrative costs decreased $188 or 5.5% from the nine months ended June 30, 2004 to the nine months ended June 30, 2005. The decrease was caused primarily by decreased legal expenses, offset partially by increased compensation costs. In addition, during the nine months ended June 30, 2004, the Company recorded a $86 bad debt provision related to accounts receivable that were then over eighteen months old. No bad debt provision was recorded for the nine months ended June 30, 2005.

      The Company's equity in Delta's net income increased $834 or 97.4% from the nine months ended June 30, 2004 to the nine months ended June 30, 2005. The increase was caused by Delta's increased net income, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 18% at June 30, 2004 to approximately 16% at March 31, 2005 and the fact that the Company recorded no Delta equity income after March 31, 2005 (see Notes 7, 11 and "Critical Accounting Policies").

      The $1,275 tax provision for the nine months ended June 30, 2005 represents approximately 31.9% of pre-tax income and includes the tax effects of a change in accounting for the Company's investment in Delta from the equity method to accounting for Delta as available-for-sale marketable securities and changes in estimates of taxable income.

      For the nine months ended June 30, 2004, the Company recorded a tax provision of $2,471 or 15.3% of pre-tax book income for the period. This provision was significantly less than that which would be obtained using the Company's blended tax rate (Federal and state taxes combined) of 36% because the Company was able to utilize its tax carryforwards and was thus able to release its valuation allowance. Of this amount, $259 represented alternative minimum taxes.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

      Gas sales decreased $35 from the three months ended June 30, 2004 to the three months ended June 30, 2005. Although gas prices were higher in 2005, production was lower thus accounting for much of the net decrease.

      Oil and gas production expenses increased $47 from the three months ended June 30, 2004 to the three months ended June 30, 2005 as a result of increased salaries paid to pumpers and increased well maintenance costs.

      The $661 tax provision for the quarter ended June 30, 2005 includes the tax effects of a change in accounting for the Company's investment in Delta from the equity method to accounting for Delta as available-for-sale marketable securities and changes in estimates of taxable income.

      The $1,729 tax provision for the quarter ended June 30, 2004, which represents 38.9% of pre-tax income, approximates the Company's blended (Federal and state combined) tax rate of 36% and consists primarily of deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended June 30, 2005, the Company used $2,529 in operating activities. During the same period the Company paid $8,251 for dividends to stockholders, including $7,213 in special dividends ($1.00/share), and received $1,985 in proceeds from the exercise of stock options. At June 30, 2005, the Company had $28,654 of unrestricted cash, $103,072 of working capital and no long-term debt.

      At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including substantial legal costs related to the Chevron litigation (see Note 4 to this Form 10-Q), recurring dividends and lease operating costs and some minor capital expenditures related to the Appalachian gas properties acquired by the Company. In addition, the Company continues to review possible future acquisitions of oil and gas properties; and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company can fund such expenditures using its available cash. If the Company were to make another substantial acquisition in excess of its current cash and other liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

      The Company's future operations are subject to the following risks:

      a. Litigation - As noted above, the Company is a defendant in three significant ongoing lawsuits. Although the Company does not believe it has any material unrecorded liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. This litigation has caused and could continue to cause the Company to incur significant legal costs. If Chevron were to prevail on its indemnity claim in its lawsuit (see Note 4 to this Form 10-Q), the Company could be held liable for the entirety of the estimated cleanup costs. Although the Company does not believe that the aggregate clean up costs currently exceeds the Company's financial capability, such may not be the case and it is possible that such clean up costs could exceed the Company's financial capacity if the Company were required to fund the entire clean up.

      b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2005 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 pe mcf sold. The Company paid for its gas reserve acquisitions using such pricing. Subsequent to the acquisitions, natural gas prices have increased 10% to 20%. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company quarterly and annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision - see "Critical Accounting Policies" below.

      c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating approximately 130 gas wells - including the risk of gas leaks, resulting environmental damage, third party liability claims related to operations, claims by landowners where the operated wells are located, and general operating risks.

      d. Public Market for the Company's Stock - Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. The Company's stock price has fluctuated significantly during recent years. This volatility may adversely affect the market price and liquidity of the Company's common stock.

      e. Other Risks - In addition to the specific risks noted above, the Company is subject to general business risks, including insurance claims in excess of insurance coverage, tax liabilities resulting from tax audits and the risks associated with increased litigation generally.

      f. Market Value of Delta Stock - The Company currently owns 6,700,000 shares of Delta. At June 30, 2005, the market value of such shares was $94,605 and constituted the largest asset of the Company. At August 10, 2005, the market value of the Company's Delta stock had increased to $117,050. In the past year Delta's stock price has fluctuated significantly over short periods of time. It is currently at an all-time high. If Delta's stock price decreases significantly
            - especially at a time when the Company expects to liquidate some or all of its Delta stock - the Company would be adversely affected.

      g. Future of the Company - Although the Company acquired interests in 166 gas wells in Pennsylvania in March 2004 (see Note 8), the Company is smaller than most of its competitors which benefit from better fixed cost efficiencies than the Company given their larger sizes and revenues. The Company's fixed costs (computer system, technical skills, field offices, public company compliance costs, etc.) have consumed and are expected to continue to consume a greater percentage of the Company's oil and gas revenues than do those of most of its large competitors unless the Compan is able to make additional future acquisitions at favorable prices. Upon resolution of the Company's outstanding litigation - whether by settlement or judgment - the Company's directors may consider options to liquidate the Company or merge the Company into another company to maximize stockholder value. If such were the case, the Company would face risks concerning the value of the Delta shares it owns, resultant tax liabilities and risks in the liquidation of its assets.

        If the Company's directors decide to liquidate the Company and distribute the 6,700,000 Delta shares owned by the Company to its stockholders as part of the plan of liquidation, the Company would be subject to a tax liability on the difference between its tax basis in the Delta stock, approximately $18,400, and the fair market value of the Delta stock at the time it is distributed to stockholders. Since the Company has utilized most of its tax carryovers at June 30, 2005, the Company would face Federal income tax liabilities of approximately 35% on the difference between the Company's tax basis in the Delta stock and its fair market value on the date of liquidation. Such tax liabilities are included in "Deferred Income Taxes" on the Company's consolidated balance sheet at June 30, 2005. Any such taxes would reduce distributions available for stockholders.

CRITICAL ACCOUNTING POLICIES:

       The accounting policies critical to the Company are as follows:

METHOD OF ACCOUNTING FOR INVESTMENT IN DELTA

       The Company currently owns 6,700,000 shares of Delta. Through March 31, 2005, the Company accounted for its investment in Delta using the equity method of accounting. Under this method the Company increased its investment by its share of Delta's income and decreased its investment by its share of Delta's losses and distributions. The Company also increased its investment for increases in its share of Delta's equity as a result of Delta's issuances of additional Delta equity at prices in excess of the Company's book value.

       Effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available- for-sale security (see Notes 7 and 11). As a result, commencing April 1, 2005, pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company measures its investment in Delta's stock at fair market value (closing prices per the stock exchange) with unrealized gains or losses, net of taxes, recorded in other comprehensive income until the stock is sold or otherwise disposed of. At such time gain or loss will be included in earnings. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary will result in a reduction in the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will result. Accordingly, the future effect of any change in the market value of Delta stock will affect the Company's equity but will not be recorded in operations until the stock is actually sold or disposed of.

DISCONTINUED REFINING OPERATIONS

       At June 30, 2005, the Company had recorded net refining liabilities retained of $1,552. The Company anticipates that it will settle such liabilities in the next year because the Chevron lawsuit (see Note 4) is scheduled for trial in November 2005, although that may not be the case and this litigation may continue several years. As noted in Note 4 to this Form 10-Q, Chevron has sued the Company for environmental remediation costs that have been estimated at $80,000 to $150,000. In January 2003, the United States and the State of Illinois filed a motion which estimated the total costs for just one portion of the Indian Refinery-Texaco-Lawrenceville Superfund Site to be $109,000 to $205,000. The Company's accounting policy with respect to contingent environmental liabilities is to record environmental liabilities when and if environmental assessment and/or remediation costs are probable and can be reasonably estimated. Although the Company and its special counsel do not consider an unfavorable and final outcome for the Company in Chevron's lawsuit to be probable, the Company would be required to record additional environmental liabilities if it becomes probable such liabilities would be assessed against the Company related to Chevron's claims and/or other environmental liabilities and such liabilities exceed $1,552. As noted above, if such liabilities exceed the value of the Company's assets, the Company would not have the financial capability to pay such liabilities. The amounts and classification of the estimated values of discontinued net refining assets and net refining liabilities retained could change significantly in the future as a result of litigation or other factors.

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

       The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through June 30, 2005, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

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

        At June 30, 2005, the Company owned 6,700,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years; and thus, the market value of the Company's investment in Delta remains subject to significant changes in the market price of Delta stock.

ITEM 4. CONTROLS AND PROCEDURES

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of June 30, 2005 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        b) There were no changes in the Company's internal controls during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2004. Also see Note 4 to the June 30, 2005 consolidated financial statements included in Part I.

ITEM 6. EXHIBITS

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


        Date:  August 16, 2005             CASTLE ENERGY CORPORATION
             --------------------



                                           /s/Richard E. Staedtler
                                           ---------------------------------
                                           Richard E. Staedtler
                                           Chief Executive Officer