Form 10-K
period 2005-09-30
CASTLE ENERGY CORP
filed 2005-12-12
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

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

     Indicate by check mark whether Registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ___ No _X_.

     As of November 25, 2005, there were 7,305,360 shares of the registrant's Common Stock ($.50 par value) outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant as of such date was $131,326,128 (6,893,760 shares at $19.05 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE:

                            CASTLE ENERGY CORPORATION
                                 2005 FORM 10-K
                                TABLE OF CONTENTS

  ITEM                                                                                                                         PAGE
  ----                                                                                                                         ----
                                                               PART I

1. and 2. Business and Properties..............................................................................................    1

       3. Legal Proceedings....................................................................................................    6

       4. Submission of Matters to a Vote of Security 10 Holders...............................................................   10

                                                              PART II

       5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.........   11

       6. Selected Financial Data..............................................................................................   12

       7. Management's Discussion and Analysis of Financial Condition and Results of Operations................................   14

       8. Financial Statements and Supplementary Data..........................................................................   23

       9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................   60

      9A. Controls and Procedures..............................................................................................   60

                                                              PART III

      10. Directors and Executive Officers of the Registrant...................................................................   61

      11. Executive Compensation...............................................................................................   64

      12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......................   66

      13. Certain Relationships and Related Transactions.......................................................................   68

      14. Principal Accountant Fees and Services...............................................................................   68

                                                              PART IV

      15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................................   69

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

        In October 1996, the Company commenced a program to repurchase shares of its common stock at stock prices beneficial to the Company. As of November 25, 2005, 4,911,044 shares had been repurchased or surrendered and the Company's Board of Directors has authorized the purchase of up to 356,946 additional shares.

        As of September 30, 2005, the Company's primary assets were as follows:

        a.      $27,759,000 of unrestricted cash.
        b. 6,700,000 common shares of Delta, representing approximately 14% of Delta's outstanding common shares. Such shares had a market value of approximately $139,360,000 based upon the closing price of Delta's common stock on September 30, 2005.
        c. Oil and gas properties with an estimated market value of $14,000,000 to $17,000,000.
        d. A 45% membership interest in Network. Network's book value was $5,000 at September 30, 2005.
        e. A loan secured by a mortgage on a vacant refinery site in Theodore, Alabama formerly owned by GAMXX Energy Inc. ("GAMXX"), which the Company has agreed to sell for $3,500,000. The book value of the loan at September 30, 2005 was zero.

        In addition, the Company is involved in two significant lawsuits - see
Item 3 - "Legal Proceedings."

        On November 8, 2005, the Company entered into a merger agreement (the "Merger Agreement") with Delta. Delta Petroleum Corporation, a newly-formed Delaware corporation and a wholly-owned subsidiary of Delta ("Delta-Delaware" and collectively, with Delta "Delta") and DPCA LLC, a Delaware limited liability company and a newly formed wholly-owned subsidiary of Delta ("DPCA").

         Pursuant to the merger agreement, the Company will merge with and into DPCA with DPCA as the surviving company and the Company's stockholders will receive approximately 1.164 shares of Delta's common stock for each of their shares of the Company's common stock (or a total of 8,500,000 shares of Delta common stock in the aggregate) (the "Merger"). In the Merger, the 6,700,000 shares of Delta common stock currently owned by the Company will be cancelled. The Merger is designed to be a tax-free exchange for stockholders of both Delta and the Company. The boards of directors of the Company and Delta have approved the Merger.

         The closing of the merger is subject to approval of the Merger Agreement by the holders of a majority of the shares of the Company's outstanding common stock, review of the related prospectus by regulatory agencies, receipt of legal opinions and other customary closing conditions set forth in the Merger Agreement.

         The Merger Agreement contains certain termination rights for both Delta and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other a termination fee of $5,000,000 or reimburse the other party up to $1,000,000 in fees and expenses actually incurred relating to the transaction contemplated by the Merger Agreement.

         Concurrently with the execution of the Merger Agreement and in order to induce Delta to enter into the Merger Agreement, certain of the Company's officers and all of its directors and the estate and family of the Company's founder and former Chief Executive Officer, Joseph L. Castle II, have entered into voting agreements with Delta pursuant to which they agreed, among other things, to vote all shares of the Company's common stock held by them in favor of the adoption of the Merger Agreement and the other transactions contemplated by the Merger Agreement.

         The foregoing description of the Merger Agreement and the voting agreements does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement and voting agreements.

         The Company will file a preliminary proxy statement and a definitive proxy statement in connection with the proposed Merger with the Securities and Exchange Commission (the "SEC"). The proxy statement will be mailed to the stockholders of the Company. STOCKHOLDERS OF THE COMPANY ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER AND THE COMPANY. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC's web site at www.sec.gov.

                     OIL AND GAS EXPLORATION AND PRODUCTION

GENERAL

         The Company's significant activities during the five years ended September 30, 2005 are as follows:

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

         On May 31, 2002, the Company consummated the sale of all of its domestic oil and gas properties to Delta. The sale was pursuant to a purchase and sale agreement dated January 15, 2002. At closing, the Company received $18,236,000 cash plus 9,566,000 shares of Delta's common stock. The $18,236,000 cash represented a $20,000,000 purchase price cash component as of October 1, 2001, the effective date of the sale, less $1,764,000 of net cash flow received by the Company applicable to production from the properties subsequent to the effective date. In September 2002, the Company paid Delta $194,000 as a final purchase price adjustment, effectively reducing the cash portion of the sale to $18,042,000. Pursuant to the purchase and sale agreement the Company granted Delta an option to repurchase up to 3,188,667 of Delta's shares owned by the Company at $4.50/share through May 31, 2003. Delta's option expired unexercised on May 31, 2003.

         The Company owned no oil and gas properties from September 6, 2002 until March 30, 2004.

         On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The effective date of the purchase was January 1, 2004. The purchase price was $8,000,000. At the same time the Company also purchased another owner's interests in the same gas properties for $334,000. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties. On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100,000 from five limited partnerships.

         The final purchase price for all three gas property acquisitions was approximately $8,985,000 after giving effect to all purchase price adjustments and excluding $222,000 of related asset retirement obligations.

         The Company's petroleum reservoir engineer has estimated the proved reserves applicable to the three purchases to be approximately eight billion cubic feet of natural gas at date of purchase, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests are operated by the Company.

PROPERTIES

         Proved Oil and Gas Reserves

         The following is a summary of the Company's oil and gas reserves as of September 30, 2005. All estimates of reserves are based upon engineering evaluations prepared by the Company's independent petroleum reservoir engineers, Ralph E. Davis Associates, Inc., in accordance with the requirements of the SEC. Such estimates include only proved reserves. The Company reports its reserves annually to the Department of Energy. The Company's estimated reserves were as follows:


                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
NET MCF OF GAS:                                                                             2005           2004
                                                                                         ----------     ----------
       Proved developed .......................................................           7,792,341     8,081,000

       Proved undeveloped .....................................................             623,576       804,000
                                                                                          ---------     ---------
       Total ..................................................................           8,415,917     8,885,000
                                                                                          =========     =========


        Since the Company sold all of its oil and gas properties by September 30, 2002 and did not reacquire any gas properties until March 30, 2004, the Company did not directly own any oil and gas reserves at September 30, 2003.

        In addition, proven oil and gas revenues were indirectly attributed to the Company by virtue of the Company's ownership of Delta, which was 17.8% at September 30, 2004. Such reserves are included in the unaudited reserve disclosures in Note 13 to the consolidated financial statement included in Item 8 of this Form 10-K.

        Oil and Gas Production

        The following table summarizes the net quantities of oil and gas production of the Company for each of the three fiscal years in the period ended September 30, 2005, including production from acquired properties since the date of acquisition.

                                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------------
                                                                              2005           2004          2003
                                                                             -------       -------       ---------
Oil -- Bbls (barrels)..................................................            0             0               0
Gas -- MCF (thousand cubic feet).......................................      384,950       156,000               0

        Production for the year ended September 30, 2004 only includes production from March 30, 2004 to September 30, 2004 since the Company owned no oil and gas properties from October 1, 2003 to March 29, 2004.

        Average Sales Price and Production Cost Per Unit

        The following table sets forth the average sales price per barrel of oil and MCF of gas produced by the Company and the average production cost (lifting cost) per equivalent unit of production for the periods indicated. Production costs include applicable operating costs and maintenance costs of support equipment and facilities, labor, repairs, severance taxes, property taxes, insurance, materials, supplies and fuel consumed in operating the wells and related equipment and facilities. The Company did not hedge its production during these periods.

                                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                         2005          2004          2003
                                                                         ----          -----         ----
Average Sales Price per Barrel of Oil...................................  N/A           N/A           N/A
Average Sales Price per MCF of Gas...................................... $6.65         $6.96          N/A
Average Production Cost per Equivalent MCF(1)........................... $1.52         $2.02          N/A

-------------------
(1) For purposes of equivalency of units, a barrel of oil is assumed equal to six MCF of gas, based upon relative energy content.

         No sale price or production cost data are included in the above data for the period October 1, 2002 to March 30, 2004 because the Company sold all of its producing oil and gas properties to Delta on May 31, 2002 and did not acquire gas properties until March 30, 2004.

         Production Wells and Acreage

         The following table presents the oil and gas properties in which the Company held an interest as of September 30, 2005 and 2004. The wells and acreage owned by a subsidiary of the Company are located in Pennsylvania.

                                                                AS OF                          AS OF
                                                          SEPTEMBER 30, 2005             SEPTEMBER 30, 2004
                                                       ------------------------        ----------------------
Productive Wells:(1)                                    GROSS(2)         NET(3)        GROSS(2)       NET (3)
                                                       ---------      ---------        --------     ---------
Gas Wells.............................................     166            127             166           127
Oil Wells.............................................       0              0               0             0

ACREAGE:

Developed Acreage.....................................   5,680          3,644           5,680         3,644
Undeveloped Acreage...................................   1,002            800           1,002           800

-------------------
(1)     A "productive well" is a producing well or a well capable of production.
(2) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
(3) A net well or acre is deemed to exist when the sum of fractional working interests owned in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres.

        The Company owned no wells or acreage at September 30, 2003.

        Drilling Activity

        The Company has not participated in the drilling of any wells since it sold all of its domestic oil and gas properties to Delta in May 2002.

                                   REGULATIONS

        The oil and gas exploration and production operations of the Company are subject to a number of local, state and federal environmental laws and regulations. Compliance with such regulations has not resulted in material expenditures.

        Most states in which the Company historically conducted and currently conducts oil and gas exploration and production activities have laws regulating the production and sale of oil and gas. Such laws and regulations generally are intended to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas between owners of interests in a common reservoir. Most states also have regulations requiring permits for the drilling of wells and regulations governing the method of drilling, casing and operating wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. In recent years there has been a significant increase in the amount of state regulation, including increased bonding, plugging and operational requirements. Such increased state regulation resulted in increased legal and compliance costs to the Company.

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

                         EMPLOYEES AND OFFICE FACILITIES

        As of November 25, 2005, the Company and one of its subsidiaries employed nine personnel.

        The Company leases certain offices as follows:

          OFFICE LOCATION                   FUNCTION
          ---------------                   --------
          King of Prussia, PA               Corporate Headquarters
          Blue Bell, PA                     Accounting and Administration
          Oklahoma City, Oklahoma           Legal

        The leases governing the Company's offices include standard provisions for fixed rentals plus reimbursement of allocated shares of utility costs and the right to sublease subject to landlord approval. The last office lease expires in December 2010. The lease commitments of the Company are set forth in
Note 15 to the Consolidated Financial Statements in Item 8 to this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL LIABILITIES/LITIGATION

         Chevron Litigation

         On September 20, 2005, the Company settled its long-standing litigation with Texaco Inc. and other subsidiaries of Chevron Corporation (collectively " Chevron"). In exchange for a payment of $5,750,000 by the Company, the Company negotiated a settlement agreement which provided mutual releases and a complete and comprehensive indemnification by Texaco Inc. of the Company, related entities and persons against losses or liabilities arising out of or related to the now dismantled Indian Refinery and related properties.

         Chevron had filed the lawsuit against the Company and two of its inactive subsidiaries in August 2002, seeking damages and declaratory relief under contractual and statutory claims arising from environmental contamination at the Indian Refinery. A now inactive subsidiary of the Company had operated that refinery for approximately five years subsequent to approximately seventy-five years of operation by Chevron. The lawsuit claimed that the Company was contractually obligated to indemnify and defend Chevron against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others that Chevron had incurred or might incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination had been caused by Chevron. The suit also sought costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA"). Chevron had also tendered to the Company the defense of certain third party claims against Chevron in Illinois state court. The Company disputed and contested the claims made by Chevron and denied all liability.

         All claims in this litigation, as well as any other claims tendered by Chevron, have been resolved by the settlement and the litigation was dismissed with prejudice on October 12, 2005. At September 30, 2005, the Company accrued the $5,750,000 settlement which it paid on October 26, 2005.

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

        The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. That petition was also subsequently denied, whereupon the Court of Appeals issued its mandate on June 9, 2004, completing the appellate process. The supersedeas bond posted by the Company was released, along with a $4,110,000 letter of credit, including accrued interest, that secured the bond. Certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. Based on the evidence at the initial trial coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract and that Long Trusts suffered no damages, and that any such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company.

        Pursuant to the mandate of the Texas Court of Appeals, the Company moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. On September 17, 2004, the Long Trusts filed a Motion for Clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company filed a Petition for Writ of Mandamus with the Court of Appeals on December 3, 2004, requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding and subsequently denied the Motion for Clarification on March 3, 2005 and the Petition for Writ of Mandamus on March 16, 2005. On May 2, 2005, the trial court from the bench announced that CTPLP's severed claim would be assigned a new case number, but took all other requests for action from the parties under advisement. In August 2005, the Company filed a second Petition for Writ of Mandamus with the Court of Appeals requesting that the calculation of interest due from the Long Trusts be made without a new trial and that Long Trusts be ordered to pay the judgment against it plus interest without delay.

        The Company estimates the judgment to be $1,046,000, including accrued interest, as of September 30, 2005. The Company has not accrued any recoveries for this litigation as of September 30, 2005, but will record recoveries if and when they are ultimately realized (collected).

        Pilgreen Litigation
        As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282,000 was released to the Company of which $249,000 was recorded as income by the Company and the remaining $33,000 paid to Delta. Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120,000 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The Company believes that Dominion's title exception to CTOGLP's overriding royalty interest is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest. The litigation is related to the Dominion litigation (see below). The Company and its counsel are currently reviewing the effect of the Court of Appeals' opinion issued in the Dominion litigation on the Company's claims in this litigation. Since the Company has not recorded any revenue related to the $120,000 of suspended revenue, it expects to record $120,000 of revenue if and when such revenue is realized (collected), but no expense if it fails in this litigation.

        Christiansen Litigation
        CTOGLP, along with several unrelated parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% ORRI suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66,000 although approximately $22,000 of that amount would be subject to Dominion's claims in the Pilgreen Litigation. The Company has not recorded any of the net $44,000 of suspended revenue as income, but will record it as income when and if it is realized (collected). There is no claim or contingent liability against the Company or its subsidiaries in this matter, just a contingent gain if CTOGLP were to prevail.

        Dominion Litigation
        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas and a working interest owner in the Pilgreen #2ST well, filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the ORRI held by CTOGLP in these wells should be deemed to be burdened by certain other ORRI's aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion is also seeking an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $783,000. Dominion threatened to suspend all revenue payable to the Company from the Mitchell and Migl-Mitchell to offset its claim. The Company and Dominion subsequently examined the land and lease documents concerning the ORRI's. The Company believes that Dominion's title exception to CTOGLP's ORRI is erroneous and notes that several previous title opinions have confirmed the validity of CTOGLP's interest.

        In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment, following which the Company appealed both of the District Court's summary judgments to the Court of Appeals in Corpus Christi.

        By agreement with Dominion, CTOGLP executed a promissory note for $783,000 guaranteed by the Company and deposited this amount in a separate restricted cash account of CTOGLP to support the note and to avoid the cost of a supersedeas bond. On July 28, 2005, the Court of Appeals issued a Memorandum Opinion that affirmed Dominion's claims to reduce the ORRI, but only to take effect at a date after CTOGLP had sold the ORRI. The Court of Appeals overturned that portion of the judgment that required CTOGLP to refund any money received by it. The Company does not at this time know if Dominion intends to petition the Supreme Court of Texas for review of this decision. The promissory note issued by CTOGLP will be cancelled and the restricted cash account of CTOGLP released when and if this judgment becomes final and non-appealable.

        In fiscal 2004, the Company recorded an $825,000 loss provision related to the Dominion litigation - primarily as a result of the District Court's granting of Dominion's motion for summary judgment in May 2004. The Company has reversed that provision plus $20,000 of accrued interest on the contingent note during fiscal 2005 primarily because the Court of Appeals reversed that District Court judgment against the Company. Nevertheless, Company's contingent note payable to Dominion and CTOGLP's restricted cash account are required to remain in place until the Appeals Court judgment becomes non-appealable. Dominion filed a petition for appeal to the Texas Supreme Court of the appellate court's decision. If the Supreme Court reverses the Appeals Court decision, the Company would then become liable for the contingent note to Dominion plus interest or some portion thereof. In such case, the Company would again record a loss provision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET

        The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the trading symbol "CECX."

STOCK PRICE AND DIVIDEND INFORMATION

        Stock Price:

        The table below presents the high and low sales prices of the Company's Common Stock as reported by the NNM for each of the quarters during the two fiscal years ended September 30, 2005.

                                                                          2005                      2004
                                                                   ------------------       -------------------
                                                                    HIGH        LOW          HIGH          LOW
                                                                   ------      ------       ------        -----
First Quarter (December 31).....................................   $13.35      $10.56       $ 7.50        $5.22
Second Quarter (March 31).......................................   $12.80      $10.36       $10.50        $7.25
Third Quarter (June 30).........................................   $13.22      $ 9.01       $14.00        $9.04
Fourth Quarter (September 30)...................................   $22.00      $12.40       $15.40        $9.81

        The final sale of the Company's Common Stock as reported by the NNM on November 25, 2005 was at $19.05.

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

        In addition, the Company's Board of Directors approved a special dividend of $1.00 per share which was paid in June 2005.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

        As of November 25, 2005, the Company's Common Stock was held by approximately 3,000 stockholders.

EQUITY COMPENSATION PLANS OF THE COMPANY

        Information with respect to outstanding options to acquire the Company's stock pursuant to equity compensation plans of the Company as of September 30, 2005 is as follows:

                                                                    NUMBER OF         WEIGHTED         NUMBER OF
                                                                   SECURITIES         AVERAGE         SECURITIES
                                                                  TO BE ISSUED        EXERCISE         REMAINING
                                                                  UPON EXERCISE       PRICE OF         AVAILABLE
                                                                 OF OUTSTANDING     OUTSTANDING           FOR
                                                                    OPTIONS,          OPTIONS,         ISSUANCE
                                                                    WARRANTS          WARRANTS           UNDER
                                                                    AND RIGHTS       AND RIGHTS      EQUITY PLAN (1)
                                                                 ---------------    ------------     ---------------
Equity compensation plans approved by security holders........       75,000             $6.36          1,612,500
Equity compensation plans not approved by security
        holders...............................................       15,000             $3.79
                                                                     ------                            ---------
        Total.................................................       90,000             $5.93          1,612,500
                                                                     ======                            =========

        (1) Excludes shares subject to outstanding options, warrants and rights.

        The Company's 1992 Equity Incentive Plan was approved by stockholders and adopted by the Company in 1993. The other options issued were not pursuant to any plan. (See Note 18 to the consolidated financial statements included in Item 8 of this Form 10-K.)

        Subsequent to September 30, 2005, the 90,000 options outstanding at September 30, 2005 were exercised.

ITEM 6. SELECTED FINANCIAL DATA

        During the five fiscal years ended September 30, 2005 the Company consummated a number of transactions affecting the comparability of the financial information set forth below. See Note 4 to the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

        The following selected financial data have been derived from the Consolidated Financial Statements of the Company for each of the five years ended September 30, 2005. The information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this Form 10-K.

                                                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------------------------------------
                                                              2005          2004          2003           2002         2001
                                                           ----------    ----------    ----------     ----------   ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales:
 Exploration and production ...........................     $2,561        $ 1,087                     $9,445         $21,144
 Gross Margin:
 Exploration and production (oil and gas sales,
   less production expenses)...........................     $1,977        $   772                     $6,178         $13,745

Income (loss) from continuing operations, net of tax        $1,801        $13,620       ($2,001)     ($1,844)        $ 1,716
Income (loss) from discontinued operations, net of
   tax.................................................    ($3,392)
Net income (loss)......................................    ($1,591)       $13,620       ($2,001)     ($1,844)        $ 1,716
Income (loss) per common share:
  Continuing operations:
    Basic..............................................     $  .26        $  2.04       ($  .30)     ($  .28)        $   .26
    Diluted............................................     $  .26        $  1.96       ($  .30)     ($  .28)        $   .25
  Discontinued operations:
    Basic..............................................    ($  .49)
    Diluted............................................    ($  .49)
  Net income (loss)
    Basic..............................................    ($  .23)       $  2.04       ($  .30)     ($  .28)        $   .26
    Diluted............................................    ($  .23)       $  1.96       ($  .30)     ($  .28)        $   .25
Dividends declared per share of common stock
  outstanding .........................................     $ 1.20        $   .20        $  .20       $  .15         $   .20

                                                                                     SEPTEMBER 30,
                                                           ------------------------------------------------------------------
                                                              2005          2004          2003           2002         2001
                                                           ----------    ----------    ----------     ----------   ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets...........................................     $177,723       $83,826       $49,808        $51,941      $59,118
Long-term obligations..................................     $    275       $   246
Redeemable preferred stock.............................
Capital leases.........................................

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               ("$000'S OMITTED EXCEPT SHARE AND PER UNIT AMOUNTS)

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

        During the period from August 1989 to September 30, 1995, two of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets. In addition, Powerine merged into another company and was no longer a subsidiary of the Company. The Company's other refining subsidiaries own no refining assets and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations in the Company's consolidated financial statements as of September 30, 1995 and retroactively. In September 2005, the Company settled the Chevron litigation for $5,750 and recorded a loss from discontinued operations of $3,392, net of $1,505 tax.

        Since November 1996, the Company has reacquired 4,911,044 shares or approximately 69% of its previously outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

FISCAL 2005 VERSUS FISCAL 2004

        Gas sales increased $1,474 from 2004 to 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30 and 31, 2004 (see Note 4 to the consolidated financial statements included in this Form 10-K). The Company owned no oil and gas properties from October 1, 2003 to March 30, 2004.

        Production expenses increased $269 from 2004 to 2005 as a result of the Company's acquisition of 166 Appalachian gas properties on March 30, and 31, 2004 (see Note 4 to the consolidated financial statements included in this Form 10-Q). The Company owned no oil and gas properties from October 1, 2003 to March 30, 2004.

        Depreciation, depletion and amortization increased $256 from 2004 to 2005. The increase was entirely attributable to the gas properties acquired by the Company in March 2004. The Company owned no oil and gas properties from October 1, 2003 to March 30, 2004.

        General and administrative costs increased $499 or 11.3% from 2004 to 2005. The increase was primarily attributable to increased compensation costs.

        The $845 litigation recovery in 2005 results from the Appeal Court decision in the Dominion Litigation. This amount represents the reversal of an $825 litigation provision related to the same Dominion litigation recorded in 2004 plus $20 of interest. See Item 3 to this Form 10-K.

        The Company's equity in Delta's net income increased $338 or 25% from 2004 to 2005. The increase was caused by Delta's increased net income, notwithstanding that the Company's percentage ownership of Delta decreased from approximately 18% at October 1, 2004 to approximately 16% at March 31, 2005 and the fact that the Company recorded no Delta equity income after March 31, 2005 (see Notes 6 and 10 to the consolidated financial statements and "Critical Accounting Policies").

        Interest income increased $439 from 2004 to 2005 primarily because of increased interest rates.

        The gain on the sale of the Company's investment in Delta decreased $15,145 from 2004 to 2005. In 2004, the Company sold 2,948,289 shares of Delta versus only 300,000 shares in 2005.

        The $3,392 loss from discontinued operations in 2005 resulted from the settlement of the Chevron litigation (see Item 3 to this Form 10-K). The loss consists of the following:


Chevron litigation settlement......................................................... $5,750
Less: amount accrued for estimated environmental liabilities at settlement date.......   (853)
                                                                                       ------
Net provision for Chevron litigation..................................................  4,897
Less: tax benefit..................................................................... (1,505)
                                                                                       ------
                                                                                       $3,392
                                                                                       ======

        The tax benefit of $493 for 2005 consists of a $1,012 tax provision allocated to continuous operations and a $1,505 tax benefit allocated to discontinued operations. The net tax benefit overall results from the tax assets created by the Company's tax losses and the probability that the Company will use such tax assets to offset the unrealized gain on the Company's 6,700,000 shares of Delta's stock.

        For 2004, the Company recorded a tax provision of $2,385, or 14.9% of pre-tax book income, for the period. This provision was significantly less than that which would be obtained using the Company's blended tax rate (Federal and state taxes combined) of 36% because the Company was able to utilize its tax carryforwards and was thus able to release its valuation allowance.

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

        General and administrative expenses increased $867 or 24.3% from the year ended September 30, 2003 to the year ended September 30, 2004. The increase resulted primarily from increased legal costs related to the Chevron lawsuit. In addition, the Company recorded a bad debt provision of $86 for the year ended September 30, 2004 because of delays and uncertainties in the collection of estimated accounts receivable that were then over eighteen months old. No similar bad debt provision was recorded for the year ended September 30, 2003.

        The Company recorded no gain or loss in the value of the option it granted to Delta for the year ended September 30, 2004 because that option expired unexercised on May 31, 2003. For the year ended September 30, 2003, the Company recorded a $432 gain in the value of that option. The Company had granted Delta an option to repurchase 3,188,667 of the Delta shares held by the Company at $4.50/share until May 31, 2003 as part of the sale of its domestic oil and gas properties to Delta on May 31, 2002. The Company owned 17.8% of Delta on September 30, 2004.

        The Company recorded no portion of the loss of Network for the year ended September 30, 2004 because the Company had recorded a $354 impairment provision on its equity investment in Network and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003, reducing both amounts to zero. The Company has no obligation to fund Network's future losses. For the year ended September 30, 2004, Network's loss was $4. The Company owns 45% of Network.

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

        During the year ended September 30, 2004, the Company sold all of its holdings in Penn Octane Corporation ("Penn Octane"), constituting 1,343,600 shares of common stock of Penn Octane, for $2,809, resulting in a gain on the sale of $538. As a result of the sale, the Company's only remaining marketable securities consist of 354 shares of Chevron, which had a market value of $19 at September 30, 2004. In addition, during the year ended September 30, 2004, the Company sold 2,948,289 shares of Delta for $29,339, resulting in a gain of $18,211 (see Note 10). There were no such sales during the year ended September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended September 30, 2005, $4,035 was used in operating activities. During the same period the Company paid $8,612 for dividends to stockholders. During the same period the Company received $4,800 in proceeds from the sale of part of its investment in Delta and $1,985 from the exercise of stock options. At September 30, 2005, the Company had $27,759 of unrestricted cash, $22,349 of working capital and no long-term debt.

        At September 30, 2005, the Company's contractual obligations were as follows:

                                PAYMENTS DUE BY PERIODS STARTING OCTOBER 1, 2005
                                ------------------------------------------------
                                  LESS
                                  THAN       2-3      4-5     AFTER 5
                                 1 YEAR     YEARS    YEARS     YEARS     TOTAL
                                -------     -----    -----    -------   ------
Operating leases................. $184      $357     $213      $ 14     $  768
Asset retirement obligations.....    3         6        6       242        257
                                  ----      ----     ----      ----      -----
                                  $187      $363     $219      $256      $1025
                                  ====      ====     ====      ====      =====

         As noted in Item 1 to this Form 10-K, the Company entered into the Merger Agreement on November 8, 2005. Pursuant to that agreement, the Company is to merge into a subsidiary of Delta. Closing is expected by February 28, 2006, but that date could be delayed or accelerated by regulatory approvals and other factors beyond the Company's control. If the Company or Delta terminates the planned merger, it is likely that the Company will liquidate although it may continue to operate. Accordingly, the discussion below addresses all three alternatives: completion of the merger into Delta, liquidation and continuing to operate.

        Merger into Delta

        Pursuant to the Merger Agreement (see Item 1 to this Form 10-K), the Company would merge into a subsidiary of Delta, all of the Company's outstanding shares of common stock would be cancelled and the Company's stockholders would receive 8,500,000 shares of Delta or approximately 1.164 shares of Delta for each share of the Company's outstanding common stock. As part of the merger, Delta would also reacquire the 6,700,000 shares of Delta's stock the Company currently owns, resulting in a net issuance of 1,800,000 shares by Delta.

        The risks that the merger will not be consummated include but are not limited to the following:

        a. The stockholders of the Company do not approve the merger (approval of Delta's stockholders is not required).

        b. Regulatory reviews or other factors will delay the merger past April 1, 2006, in which case either party can terminate the merger without penalty or prevent the merger from being consummated.

        c. The requisite legal opinions and regulatory approvals will not be received.

        d. Either the Company or Delta unintentionally or intentionally does not consummate the merger despite penalty provisions of up $1,000 and $5,000, respectively, in such cases.

        Although the Company will consider termination if Delta's stock price were to decline precipitously before closing despite the $5,000 penalty, the Company may nevertheless decide to complete the transaction under such circumstances for two primary reasons. First, approximately 75%-80% of the Company's current value is in the 6,700,000 shares of Delta stock that the Company already holds and thus the Company is already an investor in Delta to the extent of those 6,700,000 shares. Furthermore, pursuant to the Merger Agreement (see Item 1 to this Form 10-K), the Company has agreed not to dispose of these shares before the merger is consummated. Second, by effecting the merger, the Company will avoid income taxes on the unrealized gain on its 6,700,000 Delta shares. At September 30, 2005, such gain was approximately $120,900 and the related income taxes approximately $42,300 (before offset by tax carryforwards). Nevertheless, if the Company's directors believe that Delta's stock price will decline significantly in the future and remain depressed, they may elect to terminate the merger, pay the required penalty and sell or distribute Delta's stock to the Company's stockholders after paying the related income taxes on such sale or distribution.

        Even if the Company intends to complete the merger, it is possible that Delta may elect to terminate the merger despite the penalty provisions. Whether the merger is terminated by the Company or Delta, the Company would have to decide whether to liquidate or continue to operate if such were the case.

        If the merger is completed, the future risk factors applicable to the Company's stockholders become primarily those concerning Delta - not those concerning the Company, whose separate corporate existence would cease upon merging into a subsidiary of Delta. The risk factors concerning Delta's operations and stock are described in Delta's Form 10-K for the year ended June 30, 2005. Such factors include but are not limited to changes in oil and gas prices, drilling and exploration and production risks, Delta's ability to finance its planned drilling activities, Delta's compliance with its debt covenants, severe weather threats to Delta's production in the Gulf Coast region of the United States, Delta's policy of paying no dividends on its common stock and other factors. These risk factors will be discussed in greater detail in the proxy statement/prospectus that will be sent to the Company's stockholders in connection with their consideration of the proposed merger.

        If the merger is completed as anticipated, the Company's stockholders will own stock in a company whose assets and liabilities consist of Delta's assets and liabilities and the Company's assets and liabilities excluding the 6,700,000 Delta shares owned by the Company prior to the merger. As a result, the price of the Delta shares to be owned by the Company's stockholders will depend to a large degree upon the subsequent operations of Delta and the factors noted above concerning Delta. Since the Company's non-cash assets, which Delta will receive under the merger agreement, are immaterial compared to Delta's assets, the performance and value of the Company's non-cash asset (oil and gas properties, investment in GAMXX, investment in Network) are not expected to have a material effect on Delta's performance after the merger. If Delta's post-merger stock price declines, such decline will affect the value received by the Company's stockholders. Although Delta's average trading volume is currently in excess of 400,000 shares daily versus only approximately 15,000 average shares daily for the Company's stock, Delta's stock price could decline after the merger if a large number of the Company's stockholders or Delta stockholders attempt to sell their shares shortly after the merger thus depressing the demand for the stock.

        Liquidation

        If the merger is not completed as planned it is probable that the Company would liquidate given its small market capitalization, limited operating assets, the cost to acquire additional operating assets in the current environment and the ever-increasing regulatory and other costs of remaining a public company.

        If a decision is made to liquidate, the Company anticipates that it would distribute some cash and/or Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the current litigation. Such provision would include sufficient assets to provide a reasonable reserve for the Company's current litigation in the event the Company were to receive an adverse judgment. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the SEC seeking relief from continuing SEC reporting requirements during the winding down of its business. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks and costs associated with such a liquidation scenario are as follows:

        a. Litigation - As noted above, the Company remains a defendant in two unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to either of these lawsuits and expects to receive a recovery in the Long Trusts' litigation (see Item 3 to this Form 10-K), any or several of the plaintiffs in these lawsuits could undertake legal actions to delay such litigation or to prevent the Company from making liquidating distributions to its stockholders and/or delay resolution of related litigation. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce such distributions. In addition, even if the Company's stockholders approve any future plan of liquidation, dissident stockholders of the Company could conceivably also take legal actions to prevent the Company from implementing any liquidation plan.

        b. Tax Risks - The Company currently owns 6,700,000 shares of Delta. The Company's tax basis in such Delta shares is approximately $18,500. Such Delta shares constitute the Company's largest asset. If the Company sells its Delta stock or distributes the Delta stock to its stockholders in liquidation or as a special dividend, the Company will incur a tax liability equal to approximately 35% of the difference between the Company's tax basis and the fair market value of the 6,700,000 Delta shares on the date of distribution. If the Company distributes Delta stock to its stockholders, the tax treatment would be the same as if the Company had sold its Delta shares for their fair market value and then distributed the proceeds to it stockholders.

                At September 30, 2005, the Company's unrealized appreciation on its Delta stock was approximately $120,900 and the related tax liability approximately $42,300 (before offset by approximately $4,100 of tax carryforwards). Any such tax income tax liability would significantly reduce distributions available to stockholders. Furthermore, if Delta's stock price increases, income taxes payable by the Company upon distribution of Delta stock would also increase.

        c. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would continue incurring the costs of being a public company while having fewer or no operating revenues to absorb such costs. Such costs are significant and probably will increase in the future given the myriad of post-Enron regulatory requirements that are currently being mandated. The result would be a diminution of assets available for distribution to stockholders. For example, commencing October 1, 2006, the Company would face internal control attestation requirements and the costs to comply with such requirements could easily exceed $500 initially.

        d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade in the Nasdaq National Market after the plan of liquidation is approved. In such case, stockholders would not be able to trade their stock. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company' stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim. Suspension of trading would probably also cause suspension of SEC reporting.

        e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investment in Delta (6,700,000 shares). The Company also owns an investment in Network and a lender's interest in GAMXX. Although the value of the Company's gas properties has recently increased as the price of natural gas increased, the value of such properties could decline before the Company is able to sell such properties. Although natural gas prices are currently at historic highs, such prices have fluctuated significantly recently often increasing or decreasing in a short period. Network is a private development stage limited liability company with no public market for its membership units. Network only recently generated its first revenue producing contracts and has only recently been marginally profitable. As noted above, Delta's stock has been highly volatile fluctuating from $8.99/share to over $21.00 per share during the last year. The amount realized on any sale of the Company's Delta stock would be largely determined by the price of Delta's stock at the time of any sale. Increases or decreases in the price of Delta's stock at the time of sale or distribution to stockholders would, however, be partially offset by increases or decreases in any resulting income tax liability to the Company.

        f. Legal Uncertainties in Litigation - There is little case law and precedent under applicable Delaware statutes concerning liquidation of a profitable public company such as the Company. Several years may be required to liquidate and application of governing laws may be uncertain.

        Continuing to Operate

        If the Company does not merge with Delta or liquidate but instead continues to operate, it would be subject to oil and gas price risks, drilling risks, production risks, litigation risks, insurance coverage risks and other general risks inherent in the oil and gas business. In addition, the Company would continue to be exposed to the continuing public company administrative and regulatory burden. At the present time, the Company estimates its annual public company administrative costs to be $600-$800. When the Company becomes subject to internal control attestation requirements (currently expected to be October 1, 2006), such annual public company costs are expected to increase significantly. In addition, the Company faces risks related to its experienced employees. If one or more of its key employees departs, the Company believes it would be extremely difficult to replace such employees since most experienced oil and gas employees reside in areas where the oil and gas industry is concentrated - not in the Philadelphia area where the Company has most of its offices. Finally, the Company's existing gas operations are minuscule compared to those of its competitors yet the Company incurs substantial fixed costs to provide the requisite legal, accounting and production systems to operate and account for its production and to comply with public company reporting requirements. If the Company continues to operate, it would be faced with the prospect of acquiring more oil and gas assets to justify its fixed overhead at a time when the prices being paid for oil and gas properties are high, making such investment more risky than previously. Under such circumstances the Company may find it impossible to make the economically justifiable acquisitions it needs to rationalize its fixed operating and public company costs. In addition to the foregoing, if the Company continued to operate it would face risks related to the lack of liquidity for its stockholders (see above discussion under "Liquidation").

        At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including legal costs (see Item 3 this Form 10-K), recurring dividends and lease operating costs related to the Appalachian gas properties acquired by the Company (see Note 4 to the consolidated financial statements included in Item 8 to this Form 10-K). In addition, the Company would review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's oil and gas operations, the Company could fund such expenditures using its available cash. If the Company were to make another substantial acquisition at a price in excess of its current cash and other excess liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

        The Company's future operations would be subject to the following risks:

        a. Litigation - As noted above, the Company is still a defendant in two significant unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to any of these lawsuits, the Company could incur significant liabilities if it ultimately is judged to be liable in these lawsuits. This litigation could cause the Company to incur significant legal costs.

        b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2005 and could either increase or decrease a similar percentage in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserve acquisitions using such pricing. If natural gas prices decrease in the future, the decrease will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company's quarterly and annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision. See "Critical Accounting Policies" below.

        c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered from operating approximately 130 gas wells - including the risk of gas leaks, resulting environmental damage, third party liability claims related to operations, including those in excess of the Company's liability insurance coverage and including claims by landowners where the operated wells are located, as well as other general operating risks.

        d. Public Market for the Company's Stock - Although there presently exists a market for the Company's stock, such market is volatile and the Company's stock is thinly traded. This volatility may adversely affect the market price and liquidity of the Company's common stock.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

             On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells (see Note 4 to the consolidated financial statements included in Item 8 to this form 10-K). The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If market prices increase, gas sales applicable to the unhedged production will increase. If market prices decrease, gas sales related to such unhedged production will decrease.

             At September 30, 2005, the Company owned 6,700,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years and thus the market value of the Company's investment in Delta remains subject to changes in the market price of Delta stock. The Company has not hedged its market risk with respect to its Delta stock.

INFLATION AND CHANGING PRICES

        Gas sales prices are determined by markets locally and worldwide and often move inversely to inflation. In the last three years gas prices have increased over 50%. At September 30, 2005, such prices reached historic highs. In prior periods such prices have decreased significantly - often over a very short period of time. Since the Company has not hedged its future gas production, gas revenues, operating income (loss) and net income (loss) are subject to changes in gas prices. Inflation has not had and is not expected to have a material effect on the Company's results of operations.

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Pursuant to a delay in the implementation date by the SEC, SFAS No. 123(R) will be effective for the Company beginning October 1, 2005. The Company does not expect SFAS No. 123(R) to have any impact on its results of operations. The Company has not issued any stock options since January 2002 and all stock options issued were vested by July 31, 2002.

        In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In March 2005, the FASB issued FASB Interpretation 47 ("FIN 47 "), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143 "). FIN 47 clarifies the term "conditional asset retirement obligation" as it is used in SFAS No. 143. The Company expects to apply the guidance of FIN 47 commencing October 1, 2005 and expects no impact on its financial statements.

CRITICAL ACCOUNTING POLICIES:

       The accounting policies critical to the Company are as follows:

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through September 30, 2005, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

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

        Effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available-for-sale security (see Notes 6 and 10 to the consolidated financial statements). As a result, commencing April 1, 2005, pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company measures its investment in Delta's stock at fair market value (closing prices per the stock exchange) with unrealized gains or losses, net of taxes, recorded in other comprehensive income until the stock is sold or otherwise disposed of. At such time gain or loss will be included in earnings. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary will result in a reduction in the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will result. Accordingly, the future effect of any change in the market value of Delta stock will affect the Company's equity but will not be recorded in operations until the stock is actually sold or disposed of.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                             PAGE
                                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003.................  24
Consolidated Balance Sheets as of September 30, 2005 and 2004...............................................  25
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.................  26
Consolidated Statements of Stockholders' Equity  and Other Comprehensive Income for the Years
  Ended September 30, 2005, 2004 and 2003...................................................................  28
Notes to the Consolidated Financial Statements..............................................................  29

Report of Independent Registered Public Accounting Firm.....................................................  58
Report of Independent Registered Public Accounting Firm.....................................................  59

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                 2005            2004          2003
                                                                              ----------     -----------    -----------
Revenues:
  Gas sales ...............................................................   $     2,561    $     1,087
                                                                              -----------    -----------
                                                                                    2,561          1,087
                                                                              -----------    -----------
Expenses:
  Gas production ..........................................................           584            315
  General and administrative ..............................................         4,931          4,432    $     3,565
  Depreciation, depletion and amortization ................................           507            251             56
  Litigation provision (recovery) .........................................          (845)           825
                                                                              -----------    -----------    -----------
                                                                                    5,177          5,823          3,621
                                                                              -----------    -----------    -----------

Operating income (loss) ...................................................        (2,616)        (4,736)        (3,621)
                                                                              -----------    -----------    -----------
Other income (expense):
  Gain on sale of marketable securities ...................................                          538
  Gain on sale of Delta Petroleum Corporation investment ..................         3,066         18,211
  Interest income .........................................................           647            208            255
  Other income ............................................................            21            432             17
  Impairment provision - investment in Networked Energy
    LLC ...................................................................                                        (480)
  Decrease in fair value of option granted to Delta
    Petroleum Corporation .................................................                                         432
  Equity in income (loss) of Networked Energy LLC .........................             5                           (20)
  Equity in income (loss) of Delta Petroleum Corporation
                                                                                    1,690          1,352          1,067
                                                                              -----------    -----------    -----------
                                                                                    5,429         20,741          1,271
                                                                              -----------    -----------    -----------
Income (loss) from continuing operations before provision for
  (benefit of) income taxes ...............................................         2,813         16,005         (2,350)
                                                                              -----------    -----------    -----------
Provision for (benefit of) income taxes:
  State ...................................................................            29             63            (10)
  Federal .................................................................           983          2,322           (339)
                                                                              -----------    -----------    -----------
                                                                                    1,012          2,385           (349)
                                                                              -----------    -----------    -----------

Net income (loss) from continuing operations ..............................         1,801         13,620         (2,001)

Income (loss) from discontinued refining operations, less
  applicable income tax benefit of $1,505 .................................        (3,392)
                                                                              -----------    -----------    -----------
Net income (loss) .........................................................   ($    1,591)   $    13,620    ($    2,001)
                                                                              ===========    ===========    ===========

Net income (loss) per share:-

  Continuing operations:
    Basic .................................................................   $       .26    $      2.04    ($      .30)
                                                                              ===========    ===========    ===========
    Diluted ...............................................................   $       .26    $      1.96    ($      .30)
                                                                              ===========    ===========    ===========
  Discontinued operations:
    Basic .................................................................   ($      .49)
                                                                              ===========
    Diluted ...............................................................   ($      .49)
                                                                              ===========
  Net income (loss)
    Basic .................................................................   ($      .23)   $      2.04    ($      .30)
                                                                              ===========    ===========    ===========
    Diluted ...............................................................   ($      .23)   $      1.96    ($      .30)
                                                                              ===========    ===========    ===========

Weighted average number of common and potential dilutive common shares outstanding:
    Basic .................................................................     7,052,693      6,675,538      6,592,884
                                                                              ===========    ===========    ===========
    Diluted ...............................................................     7,052,693      6,933,982      6,592,884
                                                                              ===========    ===========    ===========

Dividends declared per share ..............................................   $      1.20    $       .20    $       .20
                                                                              ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                  SEPTEMBER 30,
                                                                                          ----------------------------
                                                                                             2005              2004
                                                                                          ----------        ----------
                                       ASSETS
Current assets:
   Cash and cash equivalents.........................................................     $   27,759        $   33,742
   Restricted cash...................................................................            898               120
   Accounts receivable...............................................................            674               582
   Account receivable - Delta Petroleum Corporation..................................                              339
   Marketable securities.............................................................             23                19
   Prepaid expenses and other current assets.........................................            252               203
   Note receivable - Networked Energy LLC, net of allowance for doubtful account of $126 ........................................................................
                                                                                          ----------        ----------
     Total current assets............................................................         29,606            35,005
Property, plant and equipment, net:
   Furniture, fixtures, equipment and vehicles.......................................            188               111
   Oil and gas properties, net (full cost method):
     Proved properties...............................................................          8,564             9,012
Marketable securities................................................................        139,360
Investment in Networked Energy LLC, net of impairment reserve of $354................              5
Investment in Delta Petroleum Corporation (equity method)............................                           39,698
                                                                                          ----------        ----------
     Total assets.....................................................................    $  177,723        $   83,826
                                                                                          ==========        ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Dividend payable..................................................................     $      361        $      343
   Accounts payable..................................................................            667               749
   Accrued expenses..................................................................            476               906
   Litigation settlement payable on discontinued refining operations.................          5,750
   Asset retirement obligations                                                                    3                 3
                                                                                          ----------        ----------
      Total current liabilities......................................................          7,257             2,001
Net refining liabilities (assets) retained...........................................                            2,404
Asset retirement obligations.........................................................            254               227
Deferred income taxes................................................................         39,422             5,171
Other liabilities....................................................................             21                19
                                                                                          ----------        ----------
      Total liabilities..............................................................         46,954             9,822
                                                                                          ----------        ----------
Commitments and contingencies........................................................
Stockholders' equity:
   Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
   Common stock; par value - $0.50; 25,000,000 shares authorized;
      12,126,404 shares issued at September 30, 2005 and 11,781,404 shares issued at
      September 30, 2004.............................................................          6,064             5,891
   Additional paid-in capital                                                                 88,500            85,691
   Accumulated other comprehensive income, net of taxes..............................         64,172               170
   Retained earnings.................................................................         38,700            48,919
                                                                                          ----------        ----------
                                                                                             197,436           140,671

   Treasury stock at cost - 4,911,044 shares at September 30, 2005 and 4,911,020
   shares at September 30,  2004.....................................................        (66,667)          (66,667)
                                                                                          ----------        ----------
      Total stockholders' equity.....................................................        130,769            74,004
                                                                                          ----------        ----------
      Total liabilities and stockholders' equity.....................................     $  177,723        $   83,826
                                                                                          ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                     -------------------------------------
                                                                                       2005           2004          2003
                                                                                     --------       -------       -------
Cash flows from operating activities:
  Net income (loss).............................................................     ($ 1,591)      $13,620       ($2,001)
                                                                                     --------       -------       -------
  Adjustments to reconcile net income (loss) to cash provided by (used in)
    operating activities:
      Accretion of discount - asset retirement obligations......................           17
      Provision for bad debts...................................................                         86
      Depreciation, depletion and amortization..................................          507           251            56
      Write offs - property, plant and equipment................................                                       32
      Decrease in fair value of option granted to Delta Petroleum Corporation...                                     (432)
      Gain on sale of marketable securities.....................................                       (538)
      Gain on sale of investment in Delta Petroleum Corporation.................       (3,066)      (18,211)
      Deferred income tax expense (benefit)                                              (463)        2,047          (349)
      Impairment of investment in Networked Energy LLC..........................                                      480
      Equity in (income) loss of Networked Energy LLC...........................           (5)                         20
      Equity in (income) loss of Delta Petroleum Corporation....................       (1,690)       (1,352)       (1,067)
      Changes in assets and liabilities:
        (Increase) decrease in restricted cash..................................         (778)        4,165           (55)
        (Increase) decrease in accounts receivable..............................          247          (499)          (44)
        (Increase) decrease in prepaid expenses and other current assets........          (49)          (81)           85
        Increase (decrease) in accounts payable.................................          (82)          208           128
        Increase (decrease) in accrued expenses.................................         (430)          665          (322)
        Increase (decrease) in other long-term liabilities......................            2            19           (11)
        Increase (decrease) in litigation settlement payable....................        5,750
        Increase (decrease) in net refining liabilities (assets) retained.......       (2,404)
                                                                                     --------       -------       -------
          Total adjustments.....................................................       (2,444)      (13,240)       (1,479)
                                                                                     --------       -------       -------
          Net cash flow provided by (used in) operating activities..............       (4,035)          380        (3,480)
                                                                                     --------       -------       -------
Cash flows from investing activities:
  Proceeds from sale of marketable securities...................................                      2,809
  Proceeds from sale of investment in Delta Petroleum Corporation...............        4,800        29,339
  Investment in gas properties..................................................                     (9,341)
  Investment in Networked Energy LLC............................................                                     (125)
  Purchase of furniture, fixtures and equipment.................................         (128)         (102)
  Other.........................................................................            7             2             2
                                                                                     --------       -------       -------
          Net cash provided by (used in) investing activities...................        4,679        22,707          (123)
                                                                                     --------       -------       -------

                            (continued on next page)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("$000'S" OMITTED)

                         (continued from previous page)


                                                                                            YEAR ENDED SEPTEMBER 30,
                                                                                     ---------------------------------------
                                                                                        2005           2004          2003
                                                                                     ----------     ----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options.......................................         1,985          1,371
  Dividends paid to stockholders ...............................................        (8,612)        (1,331)      (1,321)
                                                                                      --------       --------     --------
    Net cash provided by (used in) financing activities.........................        (6,627)            40       (1,321)
                                                                                      --------       --------     --------
Net increase (decrease) in cash and cash equivalents............................        (5,983)        23,127       (4,924)
Cash and cash equivalents - beginning of period.................................        33,742         10,615       15,539
                                                                                      --------       --------     --------
Cash and cash equivalents - end of period.......................................      $ 27,759       $ 33,742     $ 10,615
                                                                                      ========       ========     ========


Supplemental disclosures of cash flow information are as follows:
  Cash paid during the period:
    Income taxes................................................................                     $    350     $     13
                                                                                      ========       ========     ========

  Accrued dividends ............................................................      $    361       $    343     $    330
                                                                                      ========       ========     ========
  Unrealized gain (loss) on investment in available-for-sale marketable
    securities, net of $35,811 taxes in 2005....................................      $ 64,172                    $    666
                                                                                      ========                    ========
  Issuance of additional equity by Delta Petroleum Corporation and option expense credited directly to paid-in-capital by Delta, net of $180, $4,595
    and $0 of income taxes in 2005, 2004 and 2003, respectively.................      $    320       $ 15,459     $  1,167
                                                                                      ========       ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                            CASTLE ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
                                      ---------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                          COMMON STOCK   ADDITIONAL                   OTHER                TREASURY STOCK
                                      ------------------- PAID-IN   COMPREHENSIVE COMPREHENSIVE RETAINED ------------------
                                        SHARES     AMOUNT CAPITAL   INCOME (LOSS) INCOME (LOSS) EARNINGS  SHARES    AMOUNT   TOTAL
                                      ----------   ------ --------- ------------- ------------- -------- --------- -------- -------
Balance - October 1, 2002............ 11,503,904   $5,752 $67,365                     $ 487     $ 39,965 4,911,020 ($66,667)$46,902

Issuance of additional stock by Delta
  Petroleum Corporation                                     1,167                                                             1,167
Dividends declared ($.20 per share)..                                                             (1,321)                    (1,321)
Comprehensive income (loss):
  Net income (loss)..................                                  ($ 2,001)                  (2,001)                    (2,001)
  Other comprehensive income (loss):
    Unrealized gain (loss) on
    marketable securities, net of
    $375 of income taxes.............                                       666         666                                     666
    Equity in other comprehensive
      income (loss) of Delta
      Petroleum Corporation, net of
      $129 tax benefit...............                                       230         230                                     230
Total comprehensive income (loss)....                                   -------
                                                                        ($1,105)
                                      ----------   ------ -------       =======       -----     -------- --------- -------- -------
Balance - September 30, 2003......... 11,503,904    5,752  68,532                     1,383       36,643 4,911,020 (66,667)  45,643

Options exercised....................    277,500      139   1,232                                                             1,371
Tax benefit of options exercised.....                         468                                                               468
Issuance of additional stock by
  Delta Petroleum Corporation,
  net of $4,595 tax..................                      15,459                                                            15,459
Dividends declared ($.20 per share)..                                                             (1,344)                    (1,344)
Comprehensive income (loss):
  Net income (loss)...................                                  $13,620                   13,620                     13,620
  Other comprehensive income (loss):
    Reclassification adjustment,
      net of $649 tax.................                                   (1,153)     (1,153)                                 (1,153)
    Equity in other comprehensive
      income (loss) of Delta
      Petroleum Corporation, net of
      $32 tax benefit.
                                                                            (60)        (60)                                    (60)
                                      ----------   ------ -------       -------       -----     -------- --------- -------- -------
Total comprehensive income (loss)...                                    $12,407
                                                                        =======
Balance - September 30, 2004........  11,781,404    5,891  85,691                       170       48,919 4,911,020  (66,667) 74,004

Treasury stock surrendered..........                                                                            24
Options exercised...................     345,000      173   1,812                                                             1,985
Tax benefit of options exercised....                          677                                                               677
Issuance of additional stock by
  Delta Petroleum Corporation,
  net of $180 tax...................                          320                                                               320
Dividends declared ($1.20 per share)                                                              (8,628)                    (8,628)
Comprehensive income (loss):
  Net income (loss).................                                   ($ 1,591)                  (1,591)                    (1,591)
  Other comprehensive income (loss):
    Equity in other comprehensive
      income (loss) of Delta
      Petroleum Corporation, net
      of $600 tax benefit...........                                     (1,067)     (1,067)                                 (1,067)
    Reversal of cumulative equity in
      comprehensive income (loss)
      of Delta as of April 1, 2005,
      net of $506 tax...............                                        900         900                                     900
    Unrealized gain on marketable
      securities, net of $35,811
      tax...........................                                     64,169      64,169                                  64,169
                                      ----------   ------ -------       -------     -------     ------- --------- --------  --------
Total comprehensive income (loss)...                                    $62,411
                                                                        =======
Balance - September 30, 2005........  12,126,404   $6,064 $88,500                   $64,172     $38,700 4,911,044 ($66,667) $130,769
                                      ==========   ====== =======                   =======     ======= ========= ========  ========

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

        Castle Energy Corporation (the "Company") is a public company incorporated in Delaware. Mrs. Joseph L. Castle wife of the deceased past Chairman of the Board and Chief Executive Officer, Joseph L. Castle II, and the estate of Mr. Castle owned 20.7% of the Company's outstanding common stock at September 30, 2005. Mr. Castle passed away on August 15, 2005.

        MERGER INTO DELTA
        On November 8, 2005, the Company entered into a merger agreement (the "Merger Agreement") with Delta. Delta Petroleum Corporation, a newly-formed Delaware corporation and a wholly-owned subsidiary of Delta ("Delta-Delaware" and collectively, with Delta "Delta") and DPCA LLC, a Delaware limited liability company and a newly formed wholly-owned subsidiary of Delta ("DPCA").

         Pursuant to the merger agreement, the Company will merge with and into DPCA with DPCA as the surviving company and the Company's stockholders will receive approximately 1.164 shares of Delta's common stock for each of their shares of the Company's common stock, (or a total of 8,500,000 shares of Delta common stock in the aggregate) (the "Merger"). In the merger, the 6,700,000 shares of Delta common stock currently owned by the Company will be cancelled. The Merger is designed to be a tax-free exchange for stockholders of both Delta and the Company. The boards of directors of the Company and Delta have approved the Merger.

         The closing of the merger is subject to approval of the Merger Agreement by the holders of a majority of the shares of the Company's outstanding common stock, review by regulatory agencies, receipt of legal opinions and other customary closing conditions set forth in the Merger Agreement.

         The Merger Agreement contains certain termination rights for both Delta and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other a termination fee of $5,000 or reimburse the other party up to $1,000 in fees and expenses actually incurred relating to the transaction contemplated by the Merger Agreement.

         Concurrently with the execution of the Merger Agreement and in order to induce Delta to enter into the Merger Agreement, certain of the Company's officers and all of its directors and the estate and family of the Company's founder and former Chief Executive Officer, Joseph L. Castle II, entered into voting agreements with Delta pursuant to which they agree, among other things, to vote all shares of the Company's common stock held by them in favor of the adoption of the Merger Agreement and the other transactions contemplated by the Merger Agreement.

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

         In August 2002, Texaco Inc. and certain other subsidiaries of Chevron Corporation (collectively "Chevron") sued the Company and two of its inactive subsidiaries, including IRLP, concerning environmental liabilities related to the Indian Refinery. In September 2005, the Company and its subsidiaries settled the lawsuit for $5,750 (see Note 3).

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

         FUTURE OF THE COMPANY
         After the sale of all of the Company's domestic oil and gas properties to Delta in 2002, the Company's management and Board of Directors considered liquidation of the Company and distribution of the Company's assets to its stockholders. Consideration of liquidation was suspended as a result of the lawsuit filed against the Company by Chevron (see Note 3). As a result of this lawsuit and management's decision not to liquidate, the Company sought acquisitions in the energy industry and acquired interests in 166 western Pennsylvania gas wells in March of 2004. In September 2005, the Company settled the Chevron litigation. (See Note 3) On November 8, 2005, the Company entered into the Merger Agreement. If the merger is not consummated, the Company's directors anticipate that the Company will probably liquidate although it may continue to operate.

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL
        The significant accounting policies discussed are limited to those applicable to the business segments in which the Company operated during the fiscal years ended September 30, 2005, 2004 and 2003. During those periods, the Company operated in the exploration and production segment of the energy business. As a result of the Chevron litigation settlement in September 2005, the Company also recorded a loss from discontinued refining operations during the fiscal year ended September 30, 2005. (See Note 3 to the consolidated financial statements.)

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

        CASH AND CASH EQUIVALENTS
        The Company considers all highly liquid investments, such as time deposits and money market instruments, purchased with a maturity of three months or less, to be cash equivalents. (See Note 5)

        MARKETABLE SECURITIES
        The Company currently classifies its investment securities, including its investment in Delta, as available-for-sale securities. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"), such securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income until the securities are sold or otherwise disposed of. At such time gain or loss is included in earnings. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security results. Until April 1, 2005, the Company accounted for its investment in Delta on the equity method (see below). The Company accounts for its investment in Network on the equity method.

        FURNITURE, FIXTURES AND EQUIPMENT
        Furniture, fixtures and equipment are depreciated on a straight-line basis over periods of three to ten years and rolling stock is depreciated on a straight-line basis over three years. Such periods are the estimated useful lives of such furniture, fixtures and equipment.

        OIL AND GAS PROPERTIES
        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas reserves are capitalized. Capitalized costs are amortized on a composite unit-of-production method by country using estimates of proved reserves. Capitalized costs which relate to unevaluated oil and gas properties are not amortized until proved reserves are associated with such costs or impairment of the related property occurs. Net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves plus the lower of cost or market of unevaluated properties, tax-effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to current expense.

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

        IMPAIRMENT OF LONG-LIVED ASSETS
        The Company reviews its long-lived assets other than oil and gas properties for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If the sum of the expected future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

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

        ASSET RETIREMENT OBLIGATIONS
        The Company follows the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement costs to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company recorded an asset retirement obligation of $222 in conjunction with its acquisition of interests in gas wells on March 31, 2004 (see Note 4). At September 30, 2005, the asset retirement obligation was $257 with the change from the initial amount recorded resulting primarily from accretion expense. (See Note 8)

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

        INVESTMENTS IN NETWORK AND DELTA
        The Company's investment in Network (the Company owned 45% of Network at September 30, 2005) is recorded using the equity method. Under this method, the Company records its share of Network's income or loss and other comprehensive income (loss) with an offsetting entry to the carrying value of the Company's investment. Cash distributions, if any, are recorded as reductions in the carrying value of the Company's investment. If Network issues additional equity at prices different than that of the Company's investment, the Company would record such difference, net of tax, as a charge or credit to the Company's investment with the offsetting entry to "Paid-In-Capital."

        At March 31, 2003, the Company recorded a $480 impairment provision related to its investment in Network, reducing the book value of such investment to zero. (See Note 9)

        Through March 31, 2005, the Company also accounted for its investment in Delta using the equity method. Initially, in May 2002, the Company had owned 44% of Delta and three of the Company's directors constituted three of seven Delta directors. By April 1, 2005, the Company's ownership of Delta had decreased to 16% (approximately 15% fully diluted) and the Company's directors only comprised two of nine Delta directors. As a result of these developments, the Company believed it no longer had significant influence on Delta's management and thus, effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available-for-sale security (see above). As a result of the change in accounting method, the book value of the Company's investment in Delta and the Company's cumulative equity in Delta's comprehensive income (loss) at April 1, 2005, under the equity method of accounting, $39,892, became the Company's value of the Delta stock as a marketable security on April 1, 2005.

        At September 30, 2005, the Company owned approximately 14% of Delta and one of the Company's directors was also a director of Delta, whose board of directors currently consists of nine directors.

        COMPREHENSIVE INCOME (LOSS)
        Comprehensive income (loss) includes net income and all changes in an enterprise's other comprehensive income including, among other things, unrealized gains and losses on certain investments in debt and equity securities.

        STOCK BASED COMPENSATION
        SFAS No. 123, "Accounting for Stock-Based Compensation," allows an entity to continue to measure compensation costs in accordance with Accounting Principle Board Opinion No. 25 ("APB 25"). The Company has elected to continue to measure compensation cost in accordance with APB 25 and to comply with the required disclosure-only provisions of SFAS 123.

        Proforma net income and earnings per share had the Company accounted for its options under the fair value method of SFAS 123 would not change from the net income and earnings per share amounts presented as the Company has not issued any stock options since January 2002 and all options were vested by July 31, 2002.

        INCOME TAXES
        The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than anticipated enactments of changes in the tax law or tax rates. SFAS No.109 also requires that deferred tax assets, if any, be reduced by a valuation allowance based upon whether realization of such deferred tax asset is or is not more likely than not. (See
Note 19)

                            CASTLE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)

       RECLASSIFICATIONS
       Certain reclassifications have been made to make the periods presented comparable.

       USE OF ESTIMATES
       The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Pursuant to a delay in the implementation date by the SEC, SFAS No. 123(R) will be effective for the Company beginning October 1, 2005. The Company does not expect SFAS No. 123(R) to have any impact on its results of operations. The Company has not issued any stock options since January 2002 and all stock options issued were vested by July 31, 2002.

        In May 2005, the FASB issued SFAS No. 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154 "). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        In March 2005, the FASB issued FASB Interpretation 47 ("FIN 47 "), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143 "). FIN 47 clarifies the term "conditional asset retirement obligation" as it is used in SFAS No. 143. The Company expects to apply the guidance of FIN 47 commencing October 1, 2005 and expects no impact on its financial statements.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 3 - DISCONTINUED REFINING OPERATIONS

        Effective September 30, 1995, the Company's refining subsidiaries discontinued their refining operations.

        An analysis of the assets and liabilities related to the refining segment for the period October 1, 2002 to September 30, 2005 is as follows:


                                                                NET REFINING
                                                                 LIABILITIES
                                                             (ASSETS) RETAINED
                                                             -----------------
Balance - October 1, 2002..................................       $3,016
Adjustment of liabilities..................................         (151)
Cash transactions..........................................         (461)
                                                                  ------
Balance - September 30, 2003 and 2004......................        2,404
Cash transactions..........................................       (1,551)
Chevron settlement.........................................        4,897
                                                                  ------
Balance - September 30, 2005...............................       $5,750
                                                                  ======

        As of September 30, 2005, the estimated value of net refining liabilities (assets) retained consisted of a litigation settlement payable of $5,750. The litigation settlement was paid by the Company on October 26, 2005. Most of the cash transfers involve the payment of legal and other expenses related to the Chevron litigation.

        "Net refining liabilities (assets) retained is based on the transactions consummated by the Company with American Western and transactions consummated by American Western and IRLP subsequently with others and the Company's litigation with Chevron (see below).

        Chevron Litigation

        On September 20, 2005, the Company settled its long-standing litigation with Chevron. In exchange for a payment by the Company of $5,750, the Company negotiated a settlement agreement which provided mutual releases and a complete and comprehensive indemnification by Texaco Inc. of the Company, related entities and persons against losses or liabilities arising out of or related to the now dismantled Indian Refinery and related properties.

        Chevron had filed the lawsuit against the Company and two of its inactive subsidiaries in August 2002, seeking damages and declaratory relief under contractual and statutory claims arising from environmental contamination at the Indian Refinery. A now inactive subsidiary of the Company had operated that refinery for approximately five years subsequent to approximately 75 years of operation by Chevron. The lawsuit claimed that the Company was contractually obligated to indemnify and defend Chevron against all liability and costs, including lawsuits, claims and administrative actions initiated by the United States Environmental Protection Agency ("EPA") and others that Chevron had incurred or might incur as a result of environmental contamination at and around the Indian Refinery, even if that environmental contamination had been caused by Chevron. The suit also sought costs, damages and declaratory relief against the Company under the Federal Comprehensive Environmental Response Compensation Liability Act ("CERCLA"), the Oil Pollution Act of 1990 ("OPA") and the Solid Waste Disposal Act, as amended, ("RCRA"). Chevron had also tendered to the Company the defense of certain third party claims against Chevron in Illinois state court. The Company disputed and contested the claims made by Chevron and denied all liability.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        All claims in this litigation, as well as any other claims tendered by Chevron, have been resolved by the settlement and the litigation was dismissed with prejudice on October 12, 2005. The Company accrued the $5,750 settlement at September 30, 2005 which it paid on October 26, 2005.

NOTE 4 - ACQUISITIONS AND DISPOSITIONS

        Acquisitions

        On March 31, 2004, the Company acquired interests in 138 western Pennsylvania gas wells from Delta. The Company previously owned most of these properties through May 31, 2002 when it sold all of its United States oil and gas properties to Delta. The purchase price paid by the Company was $8,000. The effective date of the purchase was January 1, 2004. For accounting purposes the Company allocated $43 of the purchase price to trucks and the remainder to gas properties.

       The Company owned approximately 25% of Delta (see Note 10) at the time of purchase and three of the Company's directors were also directors of Delta. Prior to approving the purchase, the Company appointed a committee of independent directors to evaluate and make a recommendation to the Board of Directors with respect to the proposed transaction. The Committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's recommendation that the purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

       At the same time the Company also purchased another owner's interests in the same gas properties for $334 subject to similar final closing adjustments. The other owner's interests in the properties were approximately four percent of Delta's interests in the same properties.

       On March 30, 2004, the Company acquired interests in 28 western Pennsylvania gas wells for $1,100 from five limited partnerships. That transaction closed March 30, 2004. The President of the general partner of the five selling limited partnerships was and still is an officer and director of the Company. As a result, the Company appointed a committee of independent directors to evaluate and make recommendations to the Board with respect to the proposed transaction. That committee engaged an outside consultant to evaluate the fairness of the proposed purchase. Based upon that consultant's opinion that the proposed purchase price was reasonable and fair and the favorable recommendation of the committee, the full Board of Directors of the Company unanimously approved the transaction.

       The final adjusted purchase price for all of the gas properties acquired in March 2004 was $8,985.

       The Company's petroleum reservoir engineer estimated the proved reserves applicable to the three Pennsylvania purchases to be approximately eight billion cubic feet of natural gas, of which approximately 87% represents proved producing reserves, while the remaining 13% represents behind pipe and undeveloped reserves. Approximately 130 of 166 wells in which the Company acquired interests are operated by the Company. The Company also entered into an operations management agreement with Delta whereby Delta agreed to perform certain well operations functions for the Company on a transitional basis for up to six months commencing April 1, 2004. That agreement terminated September 30, 2004 and the Company commenced and is now performing the well operations functions previously performed by Delta.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 5 - RESTRICTED CASH

     Restricted cash consists of the following:

                                                                                              SEPTEMBER 30,
                                                                                         ----------------------
                                                                                         2005              2004
                                                                                         ----              ----
Certificates of deposit supporting operating bonds .....................                 $110              $120
Deposit securing contingent promissory note in Dominion
  litigation, plus accrued interest.....................................                  788
                                                                                         ----              ----
                                                                                         $898              $120
                                                                                         ====              ====

        The certificates of deposit support letters of credit for operating and drilling bonds provided to state or county regulatory agencies.

        The deposit securing the contingent promissory note in the Dominion litigation is payable only if there is a final judgment against the Company. (See Note 15)

NOTE 6 - MARKETABLE SECURITIES

        The Company's investment in marketable securities was as follows:

                                                           SEPTEMBER 30, 2005
                                                         -------------------------
                                                                          DELTA          SEPTEMBER 30, 2004
                                                                        PETROLEUM        -------------------
                                                         CHEVRON       CORPORATION       CHEVRON       TOTAL
                                                         -------       -----------       -------       -----
Common shares owned..................................       354         6,700,000          354           354
                                                            ===         =========          ===           ===

Cost.................................................       $15         $  39,892          $15           $15

Unrealized gain (loss)...............................         8            99,468            4             4
                                                            ---         ---------          ---           ---

Book (market) value..................................       $23         $ 139,360          $19           $19
                                                            ===         =========          ===           ===

          Through March 31, 2005, the Company accounted for its investment in Delta using the equity method. Commencing April 1, 2005, the Company accounted for its investment in Delta as available-for-sale marketable securities (see Notes 2 and 10).

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)


NOTE 7 - ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

                                                                                                  SEPTEMBER 30,
                                                                                             -------------------------
                                                                                                2005           2004
                                                                                             ----------     ----------
     Gas production revenues................................................................    $506           $495
     Purchase price adjustments.............................................................                     17
     Other..................................................................................     168             70
                                                                                                ----           ----
                                                                                                $674           $582
                                                                                                ====           ====

     Account receivable - Delta Petroleum Corporation.......................................                   $339
                                                                                                               ====

        Account receivable - Delta Petroleum Corporation consisted of the final purchase price adjustment related to the Company's acquisition of Appalachian gas properties from Delta (see Notes 4 and 10). Delta paid this amount subsequent to September 30, 2004.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

      Changes in the Company's asset retirement obligations are as follows:

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           2005          2004
                                                                                           ----          ----
Balance - beginning of period......................................................        $230
Acquisitions.......................................................................                      $222
Adjustments........................................................................          10             8
Accretion of discount..............................................................          17
                                                                                           ----          ----
Balance - end of period............................................................        $257          $230
                                                                                           ====          ====

Current portion....................................................................        $  3          $  3
Long-term portion..................................................................         254           227
                                                                                           ----          ----
                                                                                           $257          $230
                                                                                           ====          ====

NOTE 9 - INVESTMENT IN NETWORKED ENERGY LLC AND NOTE RECEIVABLE DUE FROM NETWORKED ENERGY LLC

        The Company accounts for its investment in Network using the equity method of accounting (see Note 2). In fiscal 2002 the Company invested an additional $150 in Network increasing its ownership from 35% to 45%. In addition, the Company loaned Network $125 in fiscal 2003. The Company recorded a $354 impairment provision on its investment in Network's equity and a $126 allowance for doubtful accounts on its note receivable from Network at March 31, 2003 because Network had not obtained any contracts for the services its offers. These impairment provisions reduced the book value of the Company's investment in Network to zero and the Company no longer recorded any portion of Network's losses after March 31, 2003. For the period from April 1, 2003 to September 30, 2003, Network recorded a loss of $13, no portion of which was recorded by the Company. For the period from October 1, 2003 to September 30, 2004, Network recorded a loss of $4, no portion of which was recorded by the Company. For the period from October 1, 2004 - September 30, 2005, Network recorded income of $29. As a result, the Company recorded 45% of Network's cumulative net income since April 1, 2003, which aggregated $12. The Company's investment in Network as of September 30, 2005 and 2004 was as follows:

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)


                                                                                                           NOTE
                                                                                         INVESTMENT     RECEIVABLE
                                                                                         ----------     ----------
Investment in Network's equity........................................................      $650
Note receivable - Network.............................................................                     $125
Accumulated amortization of goodwill..................................................       (23)
Accumulated share of Network's losses.................................................      (273)
Impairment provision..................................................................      (354)
Accrued interest receivable...........................................................                        1
Allowance for doubtful account........................................................                     (126)
                                                                                            ----           ----
Balance - September 30, 2004..........................................................         -              -
Share of Network's cumulative income(loss) since April 1, 2003........................         5
                                                                                            ----           ----
Balance - September 30, 2005..........................................................      $  5              -
                                                                                            ====           ====

        Network's membership units are held by the Company and one other member who owns 55% of Network. The membership interests are not publicly traded.

     See Notes 1 and 2.

NOTE 10 - INVESTMENT IN DELTA PETROLEUM CORPORATION (EQUITY METHOD)

Changes in the Company's investment in Delta were as follows:

Investment - October 1, 2003......................................................................   $29,477
Share of Delta's income (losses)..................................................................     1,352
Share of Delta's other comprehensive income (loss)................................................       (92)
Tax effect on share of Delta's other comprehensive income (loss)..................................        32
Issuance of additional Delta shares to outsiders at a price different than the Company's book
   value..........................................................................................    20,054
Sale of Delta shares to outsiders.................................................................   (11,128)
Other.............................................................................................         3
                                                                                                     -------
Investment - September 30, 2004...................................................................    39,698
Share of Delta's income (losses), October 1, 2004 to March 31, 2005...............................     1,690
Share of Delta's other comprehensive income (loss) and sale of additional Delta shares
   to outsiders October 1, 2004 to March 31, 2005.................................................       238
Sale of 300,000 Delta shares to third party  in March 2005........................................    (1,734)
Reclassification to marketable securities, March 31, 2005.........................................   (39,892)
                                                                                                     -------
Investment - April 1, 2005 and September 30, 2005.................................................         0
                                                                                                     =======

        Through March 31, 2005, the Company accounted for its investment in Delta using the equity method. Initially, in May 2002, the Company had owned 44% of Delta and three of the Company's directors constituted three of seven Delta directors. By March 31, 2005, the Company's ownership of Delta had decreased to 16% (approximately 15% fully diluted) and the Company's directors only comprised two of nine Delta directors. As a result of these developments, the Company believed it no longer had significant influence on Delta's management and thus, effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available-for-sale security. As a result of this change in accounting method, the book value of the Company's investment in Delta and the Company's cumulative equity in Delta's comprehensive income (loss) at April 1, 2005, under the equity method of accounting, $39,892, became the Company's value of the Delta stock as a marketable security on April 1, 2005.

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

        In March 2005, the Company sold 300,000 shares of Delta for net proceeds of $4,800 and recognized a gain of $3,066 on the sale. The book value of the shares sold was based upon the book value per share of the Company's investment in Delta, computed using the equity method, on the day of the sale. In March and May 2004, the Company sold 2,948,289 shares of Delta for net proceeds of $29,339 and recognized a gain on the sale of $18,211. The book values of the shares sold was based upon the book value per share of the Company's investment in Delta on the day of the sale.

        At September 30, 2005, the Company owned approximately 14% of Delta and one of the Company's directors was also a director of Delta, which currently has nine directors.

     See Notes 2 and 6.

     Condensed financial information concerning Delta is as follows:

                                                                                                          SEPTEMBER 30,
                                                                                                              2004
                                                                                                          -------------
                                         CONDENSED BALANCE SHEETS
                                                  Assets
     Current assets ..................................................................................       $  15,896
     Property and equipment, net......................................................................         261,907
     Other assets.....................................................................................           1,330
                                                                                                             ---------
                                                                                                             $ 279,133
                                                                                                             =========
                                  Liabilities and Stockholders' Equity

     Current liabilities, including current portion of long-term debt.................................       $  15,177
     Long-term liabilities and minority interests.....................................................          63,445
     Shareholder's equity.............................................................................         200,511
                                                                                                             ---------
                                                                                                             $ 279,133
                                                                                                             =========

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                                                         SEPTEMBER 30,
                                                                                                 ----------------------------
                                                                                                     2004            2003
                                                                                                 -------------   ------------
                                                                                                          (Unaudited)
                            CONDENSED STATEMENTS OF OPERATIONS
     Revenue:

       Oil and gas sales...............................................................             $49,387        $27,850
       Other...........................................................................                (428)        (2,074)
                                                                                                    -------        -------
                                                                                                     48,959         25,776
                                                                                                    -------        -------
     Expense:
       Lease operating expenses........................................................              11,865          9,579
       General and administrative......................................................               9,514          5,368
       Depreciation, depletion and amortization........................................              13,344          5,797
       Other...........................................................................               7,920            800
                                                                                                    -------        -------
                                                                                                     42,643         21,544
                                                                                                    -------        -------
     Other income (loss)...............................................................              (1,849)        (1,728)
                                                                                                    -------        -------
     Income (loss) before taxes........................................................               4,467          2,504
     Income taxes......................................................................
     Discontinued operations, net of tax...............................................               3,169
                                                                                                    -------        -------
     Net income (loss).................................................................             $ 7,636        $ 2,504
                                                                                                    =======        =======

        The above condensed financial information has been compiled using Delta's audited financial statements for the years ended June 30, 2004 and 2003 and its unaudited quarterly financial statements for the quarters ended September 30, 2002, 2003 and 2004.

NOTE 11 - FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are as follows:

                                                                                                SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                            2005             2004
                                                                                         ----------       ----------
     Cost:
       Furniture and fixtures and software............................................    $   705          $   690
       Automobiles and trucks ........................................................        461              349
                                                                                          -------          -------
                                                                                            1,166            1,039
     Accumulated depreciation.........................................................       (978)            (928)
                                                                                          -------          -------
                                                                                          $   188          $   111
                                                                                          =======          =======

NOTE 12 - OIL AND GAS PROPERTIES (UNAUDITED)

        Oil and gas properties consist of the following:

                                                                                                SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                            2005             2004
                                                                                         ----------       ----------
Proved properties.....................................................................     $9,217           $9,207
Less: accumulated depreciation, depletion and amortization............................       (653)            (195)
                                                                                           ------           ------
                                                                                           $8,564           $9,012
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

        The Company's 17.8% interest in Delta's net capitalized costs at September 30, 2004 was $46,619 (unaudited).

        Capital costs incurred by the Company in oil and gas activities are as follows:

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                       ------------------------
                                                                                         2005           2004
                                                                                        ------         ------
                                                                                        UNITED         UNITED
                                                                                        STATES         STATES
                                                                                        ------         ------
     Acquisition of properties:
         Proved properties.........................................................                    $8,985
         Unproved properties
     Exploration...................................................................
     Development...................................................................
                                                                                        -------        ------
                                                                                                       $8,985
                                                                                        =======        ======

        No capital costs were incurred by the Company in oil and gas activities for the year ended September 30, 2003.

        The Company's interest in Delta's costs of property acquisition, exploration and development are as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------------------
                                                    2004                                  2003
                                     --------------------------------      --------------------------------
                                     ONSHORE      OFFSHORE     TOTAL       ONSHORE      OFFSHORE     TOTAL
                                     --------     --------    -------      -------      --------     ------
Acquisition of properties:
   Proved properties ..............   $22,888                 $22,888      $4,421                    $4,421
   Unproved properties ............     6,626       $121        6,747         285         $181          466
Exploration........................       428                     428          58                        58
Development........................     4,410        190        4,600       2,112          404        2,516
                                      -------       ----      -------      ------         ----       ------
                                      $34,352       $311      $34,663      $6,876         $585       $7,461
                                      =======       ====      =======      ======         ====       ======
Company's interest in Delta........                             17.8%                                   41%
                                                                ====                                    ==

        All of Delta's offshore properties are located in offshore California.

        The Company's interest in Delta's property acquisition, exploration and development costs incurred in oil and gas activities is presented for annual periods ending June 30 because this is Delta's fiscal year end.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        Results of operations, excluding corporate overhead and interest expense, from the Company's oil and gas producing activities are as follows:

                                                                                              YEAR ENDED SEPTEMBER 30,
                                                                                              ------------------------
                                                                                                 2005         2004
                                                                                              ----------   -----------
     Revenues:
     Crude oil, condensate, natural gas liquids and natural gas sales....................       $2,561        $1,087
                                                                                                ------        ------
     Costs and expenses:
       Production costs..................................................................       $  584        $  315
       Depreciation, depletion and amortization..........................................          457           195
                                                                                                ------        ------
       Total costs and expenses..........................................................        1,041           510
                                                                                                ------        ------
     Income tax provision (benefit)......................................................          547            99
                                                                                                ------        ------
     Income (loss) from oil and gas producing activities.................................       $  973        $  478
                                                                                                ======        ======

        The income tax provisions were computed at the effective tax rate for continuous operations for the related fiscal year.

        The Company had no oil and gas producing activities for the year ended September 30, 2003.

        The Company's 17.8% interest in Delta's historical results of operations, excluding corporate overhead and interest expense, from oil and gas producing activities are as follows:

                                                                                                YEAR ENDED JUNE 30,
                                                                                               ---------------------
                                                                                                  2004       2003
                                                                                               ---------  ----------
Income (loss) from oil and gas producing activities, including $982 of
   income from discontinued operations and gains from properties sold in 2004..........          $3,339        $4,241
                                                                                                 ======        ======
The Company's interest in Delta........................................................           17.8%           41%
                                                                                                 ======        ======

        The Company's interest in Delta's historical results of operations is presented for annual periods ended June 30 because this is Delta's fiscal year end.

        Assuming conversion of oil and gas production into common equivalent units of measure on the basis of energy content, depletion rates per equivalent MCF (thousand cubic feet) of natural gas were as follows:

                                                                                              YEAR ENDED SEPTEMBER 30,
                                                                                             --------------------------
                                                                                                2005            2004
                                                                                             ----------      ----------
Depletion rate per equivalent MCF of natural gas.......................................        $1.19           $1.25
                                                                                               =====           =====

        No depletion expense was incurred for the fiscal year ended September 30, 2003 because the Company did not directly own any oil and gas properties in fiscal 2003.

        Under the full cost method of accounting, the net book value of oil and gas properties less related deferred income taxes (the "costs to be recovered") may not exceed a calculated "full cost ceiling." The ceiling limitation is the discounted estimated after-tax future net revenues from oil and gas properties. The ceiling is imposed separately by country. In calculating future net revenues, current prices and costs are generally held constant indefinitely. The costs to be recovered are compared to the ceiling on a quarterly basis. If the costs to be recovered exceed the ceiling, the excess is written off as an expense, except as discussed in the following paragraph.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        If, subsequent to the end of the reporting period, but prior to the applicable financial statements being published, prices increase to levels such that the ceiling would exceed the costs to be recovered, a write-down otherwise indicated at the end of the reporting period is not required to be reported. A write-down indicated at the end of a reporting period is also not required if the value of additional reserves proved up on properties after the end of the reporting period, but prior to the publishing of the financial statements, would result in the ceiling exceeding the costs to be recovered, as long as the properties were owned at the end of the reporting period.

        An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

        At September 30, 2005 and 2004, based upon natural gas prices at September 30, 2005 and 2004, the ceiling value of the Company's reserves exceeded the Company's costs to be recovered and no full cost ceiling write-down was required.

NOTE 13 - PROVED OIL AND GAS RESERVES AND RESERVE VALUATION (UNAUDITED)

       Reserve estimates are based upon subjective engineering judgments made by the Company's independent petroleum reservoir engineers, Ralph E. Davis Associates, Inc. and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continuous revisions as additional information is made available through drilling, testing, reservoir studies and production history. There can be no assurance such estimates will not be materially revised in subsequent periods.

      Estimated quantities of proved reserves and changes therein, all of which are domestic reserves, are summarized below:

                                                                                  ("000'S" OMITTED)
                                                                          --------------------------------------
                                                                          OIL (BBLS)           NATURAL GAS (MCF)
                                                                          ----------           -----------------
     Proved developed and undeveloped reserves:
          As of October 1, 2002 and 2003................................
              Acquisitions..............................................                              9,041
              Production................................................                               (156)
                                                                                                     ------
          As of September 30, 2004......................................                              8,885
              Production................................................                               (385)
              Revision of previous estimates............................                                (84)
                                                                                                     ------
          As of September 30, 2005                                                                    8,416
                                                                                                     ======
     Proved developed reserves:
          September 30, 2002 and 2003...................................
                                                                                                     ======
          September 30, 2004............................................                              8,081
                                                                                                     ======
          September 30, 2005............................................                              7,792
                                                                                                     ======

     Company's 17.8% interest in reserves of Delta (proved developed and undeveloped reserves):
            June 30, 2004...............................................    2,350                    15,749
                                                                            =====                    ======

      The Company did not own any oil and gas properties at September 30, 2002 or September 30, 2003.

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

                                                                                                      SEPTEMBER 30,
                                                                                                -------------------------
                                                                                                   2005           2004
                                                                                                ----------     ----------
      Future cash inflows ................................................................       $129,204        $53,961
      Future production costs ............................................................        (27,260)       (12,116)
      Future development costs ...........................................................         (1,379)        (1,479)
      Future income tax expense ..........................................................        (28,535)       (10,563)
                                                                                                 --------        -------
      Future net cash flows ..............................................................         72,030         29,803
      Discount factor of 10% for estimated timing of future cash flows ...................        (38,845)       (16,660)
                                                                                                 --------        -------
      Standardized measure of discounted future cash flows ...............................       $ 33,185        $13,143
                                                                                                 ========        =======

        The future cash flows were computed using the applicable year-end prices and costs that related to then existing proved oil and gas reserves in which the Company has interests. The estimates of future income tax expense were computed at the blended rate (Federal and state combined) of 36%, taking into account the Company's tax carryforwards. (See Note 19)

        No standardized measure of discounted future cash flows existed at September 30, 2003 because the Company owned no oil and gas properties directly on this date.

        The following were the sources of changes in the standardized measure of discounted future net cash flows:

                                                                                                      SEPTEMBER 30,
                                                                                              ----------------------------
                                                                                                 2005              2004
                                                                                              ----------        ----------
     Standardized measure, beginning of year ............................................       $13,143
     Sale of oil and gas, net of production costs .......................................        (1,977)         ($  772)
     Net changes in prices ..............................................................        26,221
     Decrease in development costs ......................................................           (33)
     Purchase of reserves in place ......................................................                         17,802
     Net changes in income taxes.........................................................        (6,081)          (3,887)
     Accretion of discount...............................................................         1,314
     Other...............................................................................           598
                                                                                                -------          -------
     Standardized measure, end of year...................................................       $33,185          $13,143
                                                                                                =======          =======

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

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        The Company's interests in Delta's standardized measure of discounted future cash flows are as follows:

                                                                                                      JUNE 30,
                                                                                              -----------------------
                                                                                                 2004         2003
                                                                                              ----------   ----------
                                                                                                 $51,271      $43,957
                                                                                                 =======      =======

     Company's ownership interest...........................................................       17.8%          41%
                                                                                                   ====           ==

        The Company's share of Delta's standardized measure of discounted future cash flow was computed as of June 30 because this is Delta's fiscal year end.

NOTE 14 - EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share.

                                                                                                YEAR ENDED SEPTEMBER 30,
                                                                                     -------------------------------------------
                                                                                        2005             2004            2003
                                                                                     ----------       ----------      ----------
      Numerator:
      Numerator for basic and diluted earnings per share - net income
         (loss) available to common stockholders.............................        ($   1,591)       $  13,620      ($   2,001)
                                                                                     ==========       ==========      ==========
      Denominator:
      Denominator for basic earnings per share-weighted average shares
         outstanding.........................................................         7,052,693        6,675,538       6,592,884
      Effective of dilutive stock options....................................                            258,444
                                                                                     ----------        ---------      ----------
      Denominator for diluted earnings per common share......................         7,052,693        6,933,982       6,592,884
                                                                                     ----------        ---------      ----------
      Basic net income (loss) per common share...............................        ($     .23)       $    2.04      ($     .30)
                                                                                     ==========        =========      ==========
      Diluted net income (loss) per common share.............................        ($     .23)       $    1.96      ($     .30)
                                                                                     ==========        =========      ==========

        The following options that could be potentially dilutive were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive for the periods indicated:

                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                    ---------------------------------------------
                                                                                        2005             2004            2003
                                                                                    ------------     ------------    ------------
    Number of options........................................................          90,000                           712,500
    Price range of options...................................................       $3.79-$8.58                      $3.71-$8.58

NOTE 15 - COMMITMENTS, CONTINGENCIES AND LINE OF CREDIT

        OPERATING LEASE COMMITMENTS

        The Company has the following noncancellable operating lease commitments and noncancellable sublease rentals at September 30, 2005:

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                  LEASE              SUBLEASE           NET LEASE
        YEAR ENDING SEPTEMBER 30,                              COMMITMENTS         COMMITMENTS         COMMITMENTS
        -------------------------                              -----------         -----------         -----------
             2006....................................              $184               ($21)               $163
             2007....................................               180                (21)                159
             2008....................................               177                (21)                156
             2009....................................               120                (21)                 99
             2110....................................                93                (21)                 72
             2111....................................                14                 (3)                 11
                                                                   ----              -----                ----
             Total...................................              $768              ($108)               $660
                                                                   ====              =====                ====

        Rent expense for the years ended September 30, 2005, 2004 and 2003 was $311, $339 and $449, respectively.

        SEVERANCE/RETENTION OBLIGATIONS

        At September 30, 2005, the Company had severance agreements with one officer and four employees. The severance agreements provide severance payments if the Company sells its assets, the officer/employee is terminated and the new purchaser does not offer the officer/employee employment at a compensation level of at least 80% of the officer's/employee's current compensation level. Severance obligations at September 30, 2005 were as follows:

       Officer.............................................  $  73
       Employees...........................................    118
                                                             -----
                                                             $ 191
                                                             =====
        LEGAL PROCEEDINGS
        CONTINGENT ENVIRONMENTAL LIABILITIES

        See Note 3.

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

        The Long Trusts subsequently filed a petition for review with the Supreme Court of Texas. On March 26, 2004, the Texas Supreme Court denied the Long Trusts petition for review and the Long Trusts filed a petition for rehearing with that court two weeks later. That petition was also subsequently denied, whereupon the Court of Appeals issued its mandate on June 9, 2004 completing the appellate process. The supersedeas bond posted by the Company was released, along with a $4,110 letter of credit, including accrued interest, that secured the bond. Certain breach of contract claims by the Long Trusts which were reversed and remanded by the appellate court may be retried by the plaintiffs. Based on the evidence at the initial trial coupled with the guidance to the trial court given in the appellate decision, the Company believes that it will be able to prove that there was no breach of contract and that Long Trusts suffered no damages, and that any such breach of contract claims, even if decided adversely to the Company, will not result in a material loss to the Company.

        Pursuant to the mandate of the Texas Court of Appeals, the Company moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts which is secured by a letter of credit posted by the Long Trusts with the trial court. On September 17, 2004, the Long Trusts filed a Motion for Clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company filed a Petition for Writ of Mandamus with the Court of Appeals on December 3, 2004, requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding and subsequently denied the Motion for Clarification on March 3, 2005 and the Petition for Writ of Mandamus on March 16, 2005. On May 2, 2005, the trial court from the bench announced that CTPLP's severed claim would be assigned a new case number, but took all other requests for action from the parties under advisement. In August 2005, the Company filed a second Petition for Writ of Mandamus with the Court of Appeals requesting that the calculation of interest due from the Long Trusts be made without a new trial and that Long Trusts be ordered to pay the judgment against it plus interest without delay.

        The Company estimates the judgment to be $1,046, including accrued interest, as of September 30, 2005. The Company has not accrued any recoveries for this litigation as of September 30, 2005, but will record recoveries if and when they are ultimately realized (collected).

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

        Christiansen Litigation

        CTOGLP, along with several unrelated parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOLGP had a 5.325% ORRI suspended by the operator because of title disputes. The Company intends to contest this matter vigorously. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $66 although approximately $22 of that amount would be subject to Dominion's claims in the Pilgreen Litigation. The Company has not recorded any of the net $44 of suspended revenue as income, but will record it as income when and if it is realized (collected). There is no claim or contingent liability against the Company or its subsidiaries in this matter, just a contingent gain if CTOGLP were to prevail.

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

        In July 2003, Dominion filed a motion for partial summary judgment concerning the Company's claim that it had assumed the liabilities of its predecessor in interest and CTOGLP filed its response to Dominion's motion as well as its own cross motion for partial summary judgment. In September 2003, the District Court of Lavaca County granted Dominion's partial motion for partial summary judgment. In January 2004, Dominion filed a motion for final summary judgment on this matter to which CTOGLP and the other defendants filed a response. In May 2004, the District Court of Lavaca County granted Dominion's motion for final summary judgment following which the Company's appealed both of the District Court's summary judgments to the Court of Appeals in Corpus Christi.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

        By agreement with Dominion, CTOGLP executed a promissory note for $783 guaranteed by the Company and deposited this amount in a separate restricted cash account of CTOGLP to support the note and to avoid the cost of a supersedeas bond. On July 28, 2005, the Court of Appeals issued a Memorandum Opinion that affirmed Dominion's claims to reduce the ORRI, but only to take effect at a date after CTOGLP had sold the ORRI. The Court of Appeals overturned that portion of the judgment that required CTOGLP to refund any money received by it. The Company does not at this time know if Dominion intends to petition the Supreme Court of Texas for review of this decision. The promissory note issued by CTOGLP will be cancelled and the restricted cash account of CTOGLP released when and if this judgment becomes final and non-appealable.

        In fiscal 2004, the Company recorded an $825 loss provision related to the Dominion litigation - primarily as a result of the District Court's granting of Dominion's motion for summary judgment in May 2004. The Company has reversed that provision plus $20 of accrued interest on the contingent note during fiscal 2005 primarily because the Court of Appeals reversed that District Court judgment against the Company. Nevertheless, Company's contingent note payable to Dominion and CTOGLP's restricted cash account are required to remain in place until the Appeals Court judgment becomes non-appealable. Dominion filed a petition for appeal to the Texas Supreme Court of the appellate court's decision. If the Supreme Court reverses the Appeals Court decision, the Company would then become liable for the contingent note to Dominion plus interest or some portion thereof. In such case, the Company would again record a loss provision.

        CONTINGENT GAIN

        GAMXX
        On February 27, 1998, the Company entered into an agreement with Alexander Allen, Inc. ("AA") concerning amounts owed to the Company by AA and its subsidiary, GAMXX Energy, Inc. ("GAMXX"). The Company had made loans to GAMXX through 1991 in the aggregate amount of approximately $8,000 and received a $24,000 mortgage on the GAMXX property, an idle refining plant in Theodore, Alabama. When GAMXX was unable to obtain financing, the Company recorded a one hundred percent loss provision on its loans to GAMXX in 1991 and 1992 while still retaining its lender's lien against GAMXX. The Company subsequently filed and currently maintains a $10,000 lien on the GAMXX properties.

        In September 2005, the Company entered into an agreement to sell its lender's interest in GAMXX to an outside party for $3,500 in January 2006. The agreement provides that the purchaser is responsible for unpaid property taxes (approximately $1000 at September 30, 2005) on the property as well as for any environmental remediation that is required. The purchaser made a non-refundable deposit of $10 upon executing the agreement. If the purchaser completes the purchase of the Company's interest in GAMXX, the Company expects that it will receive net proceeds of approximately $3,200 after allowance for broker commissions and legal fees. If the purchaser does not ultimately purchase the Company's interest, the Company will simply retain the $10 deposit.

        In September 2005, another third party purchased the tax lien on the property by paying the unpaid property taxes of $1,000. As a result, the Company or any purchaser of its interest has a year from the date of the purchase of the tax lien to redeem the tax lien by paying the tax lien purchaser $1,000 plus interest. If the tax lien is not redeemed in that one-year period, the property will be owned by the purchaser of the tax lien and the Company's mortgage and lien on the property will be terminated.

        The Company has carried its loans to GAMXX at zero for the last ten years. The Company will record any proceeds as "other income" if and when it collects such amount.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 16 - EMPLOYEE BENEFIT PLAN

        401(K) PLAN

        On October 1, 1995, the Company adopted a 401(k) plan (the "Plan") for its employees and those of its subsidiaries. All employees are eligible to participate. Employees participating in the Plan can authorize the Company to contribute up to 15% of their gross compensation to the Plan. The Company matches such voluntary employee contributions up to 3% of employee gross compensation. Employees' contributions to the Plan cannot exceed thresholds set by the Secretary of the Treasury. Vesting of Company contributions is immediate. During the years ended September 30, 2005, 2004 and 2003, the Company's contributions to the Plan aggregated $23, $13, and $18, respectively.

        POST-RETIREMENT BENEFITS

        Neither the Company nor its subsidiaries provide any other post-retirement plans for employees.

NOTE 17 - STOCKHOLDERS' EQUITY

        From November 1996 until September 30, 2003, the Company's Board of Directors authorized the Company to purchase up to 5,267,966 of its outstanding shares of common stock on the open market. As of September 30, 2005, 4,911,044 shares had been repurchased or surrendered to the Company at a cost of $66,667. The repurchased shares are held in treasury.

        On June 30, 1997, the Company's Board of Directors approved a dividend policy of $.20 per share per year, payable quarterly. The dividend policy remains in effect until rescinded or changed by the Board of Directors. Quarterly dividends of $.05 per share have subsequently been paid for all quarters except for the quarter ending June 30, 2002. In addition, the Company paid a special dividend of $1.00 per share during the quarter ended June 30, 2005.

NOTE 18 - STOCK OPTIONS AND WARRANTS

        Option and warrant activities during each of the three years ended September 30, 2005 are as follows (in whole units):

                                                         INCENTIVE                                  WEIGHTED
                                                           PLAN         OTHER                       AVERAGE
                                                          OPTIONS      OPTIONS        TOTAL          PRICE
                                                         ---------     -------        -----         --------
Outstanding at October 1, 2002.......................     750,000       60,000        810,000         $5.29
Expired..............................................     (97,500)                    (97,500)         4.08
                                                        ---------      -------      ---------         -----
Outstanding at September 30, 2003....................     652,500       60,000        712,500          5.46
Exercised............................................    (277,500)                   (277,500)         4.94
                                                        ---------      -------      ---------         -----
Outstanding at September 30, 2004....................     375,000       60,000        435,000          5.79
Exercised............................................    (300,000)     (45,000)      (345,000)         5.75
                                                        ---------      -------      ---------         -----
Outstanding - September 30, 2005.....................      75,000       15,000         90,000         $5.93
                                                        =========      =======      =========         =====

Exercisable at September 30, 2005....................      75,000       15,000         90,000
                                                        =========      =======      =========

Reserved at September 30, 2005.......................   1,687,500       15,000      1,702,500
                                                        =========      =======      =========
Reserved at September 30, 2004.......................   1,687,500       60,000      1,747,500
                                                        =========      =======      =========
Reserved at September 30, 2003.......................   1,687,500       60,000      1,747,500
                                                        =========      =======      =========
Reserved at September 30, 2002.......................   1,687,500       60,000      1,747,500
                                                        =========      =======      =========

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                         INCENTIVE                                   WEIGHTED
                                                           PLAN          OTHER                        AVERAGE
                                                          OPTIONS       OPTIONS        TOTAL           PRICE
                                                         ---------      -------        -----          --------
         Exercise prices at:

             September 30, 2005......................   $3.71-$8.58      $3.79
             September 30, 2004......................   $3.71-$8.58      $3.79
             September 30, 2003......................   $3.42-$8.58      $3.79

             Exercise Termination Dates..............   01/02/2008-    4/23/2007     04/23/2007-
                                                        01/02/2012                   01/02/2012

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

        The Company applies APB 25 in accounting for options and accordingly recognizes no compensation cost for its stock options for grants with an exercise price equal to the current fair market value.

        At September 30, 2005, exercise prices for outstanding options ranged from $3.71 to $8.58. The weighted average remaining contractual life of such options was 3.9 years.

      No stock options were issued in fiscal 2003, 2004 or 2005.

      See Note 24.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 19 - INCOME TAXES

         Provisions for (benefit of) income taxes consist of:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                           -----------------------------
                                                                            2005        2004       2003
                                                                            ----        ----       ----
      Provision for (benefit of) income taxes:
         Current:
           Federal.......................................................  ($  1)     $  337
           State.........................................................    (29)
         Deferred:
           Federal.......................................................    (13)      5,389     ($1,809)
           State.........................................................   (450)        164         (52)
         Adjustment to the valuation allowance for deferred taxes:
           Federal.......................................................             (3,404)      1,470
           State.........................................................               (101)         42
                                                                           -----      ------     -------
                                                                           ($493)     $2,385     ($  349)
                                                                           =====      ======     =======

    The tax provision (benefit) has been allocated as follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                           -----------------------------
                                                                            2005        2004       2003
                                                                            ----        ----       ----
    Continuing operations:
      State.............................................................. $   29      $   63       ($ 10)
      Federal............................................................    983       2,322        (339)
    Discontinued operations:
      State..............................................................    (42)
      Federal............................................................ (1,463)
                                                                          ------      ------       -----
                                                                          ($ 493)     $2,385       ($349)
                                                                          ======      ======       =====

       Deferred tax assets (liabilities) are comprised of the following:

                                                                                    2005         2004
                                                                                    ----         ----
      Litigation provision......................................................                $   297
      Investment in Delta Petroleum Corporation.................................  ($43,535)      (7,119)
      Operating losses and tax credit carryforwards.............................     4,219          757
      Basis of gas properties...................................................      (130)
      Discontinued net refining operations......................................                    866
      Investment in Network.....................................................        24           28
                                                                                  --------      -------
                                                                                   (39,422)      (5,171)
      Valuation allowance.......................................................
                                                                                  --------      -------
                                                                                  ($39,422)     ($5,171)
                                                                                  ========      =======
      Deferred tax assets (liability) - current.................................
      Deferred tax assets - (liability) - long-term.............................  ($39,422)     ($5,171)
                                                                                  ========      =======
                                                                                  ($39,422)     ($5,171)
                                                                                  ========      =======

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

         The income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes as follows:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                           2005        2004         2003
                                                                           ----        ----         ----
      Tax expense (benefit) at statutory rate...........................  $  983      $5,602       ($823)
      State taxes, net of federal benefit...............................      29         160         (15)
      Revision of tax estimates related to oil and gas tax credits......                            (427)
      Revision of tax estimates related to statutory depletion..........                            (130)
      Revision of other tax estimates...................................                 128        (466)
      Increase (decrease) in valuation allowance........................              (6,416)      1,512
      Tax exempt interest...............................................
      Change in valuation allowance credited to Paid-in Capital.........               2,911
                                                                          ------      ------       -----
                                                                          $1,012      $2,385       ($349)
                                                                          ======      ======       =====

         At September 30, 2005, the Company had the following tax carryforwards available:

                                                             FEDERAL TAX
                                                          ---------------------
                                                                    ALTERNATIVE
                                                                      MINIMUM
                                                          REGULAR       TAX
                                                          -------   -----------
     Net operating loss.................................. $8,453      $14,014
     Alternative minimum tax credits..................... $1,176            0

         The regular net operating loss carryforwards expire through 2025. The alternative minimum tax net operating loss carryforwards expire from 2007 to 2025.

         The Company also estimates that it has approximately $67,700 in individual state tax loss carryforwards available at September 30, 2005. Most of such carryforwards are primarily available to offset taxable income apportioned to certain states in which the Company no longer has operations. As a result, it is probable at the present time that most of such state tax carryforwards will expire unused.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

NOTE 20 - RELATED PARTIES

        During the years ended September 30, 2004 and 2003, Delta paid two officers of the Company $315 and $420, respectively, for consulting compensation for the period October 1, 2002 to May 31, 2004. As a result of the Company's sale of all of its domestic oil and gas properties to Delta on May 31, 2002, the Company had reduced the salaries of the two officers by approximately 65%.

        The Company paid Delta $172 for services provided in conjunction with operation of the Company's gas properties from March 30, 2004 to September 30, 2004. (See Note 4)

        In March 2004, the Company purchased gas properties from Delta and five limited partnerships, whose general partner was a company owned by an officer of the Company. (See Note 4)

NOTE 21 - BUSINESS SEGMENTS

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


                                                                YEAR ENDED SEPTEMBER 30, 2005
                                 -------------------------------------------------------------------------------------------
                                 NATURAL GAS         OIL & GAS                                  ELIMINATIONS
                                  MARKETING         EXPLORATION                                      AND
                                     AND                AND           REFINING         POWER     CORPORATE
                                 TRANSMISSION       PRODUCTION     (DISCONTINUED)    BUSINESS      ITEMS        CONSOLIDATED
                                 ------------      -------------   --------------   ----------  ------------  --------------
Revenues ........................                    $ 2,561                                                     $  2,561
Equity in net income (loss) of
  equity method investees........                    $ 1,690                            $5                       $  1,695
Operating income (loss) .........                   ($   817)                                     ($ 1,799)     ($  2,616)
Identifiable assets .............   $66,973          $76,085                                       $34,665       $ 177,723
Investment in equity method
   investees.....................                                                       $5                       $       5
Capital expenditures ............                  $      27                                       $   101       $     128
Depreciation, depletion and
  amortization ..................                  $     457                                       $    50       $     507

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED SEPTEMBER 30, 2004
                                 -------------------------------------------------------------------------------------------
                                 NATURAL GAS        OIL & GAS                                   ELIMINATIONS
                                  MARKETING        EXPLORATION                                      AND
                                     AND               AND            REFINING        POWER      CORPORATE
                                 TRANSMISSION       PRODUCTION     (DISCONTINUED)   BUSINESS       ITEMS       CONSOLIDATED
                                 ------------     -------------    --------------  ----------   ------------  --------------
Revenues .......................                    $  1,087                                                     $  1,087
Equity in net income (loss)
   of equity method investees...                    $  1,352                                                     $  1,352
Operating income (loss) ........                          59                                     ($  4,795)     ($  4,736)
Identifiable assets ............   $66,973          $ 74,857                                     ($ 58,004)      $ 83,826
Investment in equity method
   investees....................                    $ 39,698                                                     $ 39,698
Capital expenditures ...........                    $  9,421                                      $     22       $  9,443
Depreciation, depletion and
   amortization ................                    $    195                                      $     56       $    251

                                                                 YEAR ENDED SEPTEMBER 30, 2003
                                 -------------------------------------------------------------------------------------------
                                 NATURAL GAS        OIL & GAS                                   ELIMINATIONS
                                  MARKETING        EXPLORATION                                      AND
                                     AND               AND            REFINING        POWER      CORPORATE
                                 TRANSMISSION       PRODUCTION     (DISCONTINUED)   BUSINESS       ITEMS       CONSOLIDATED
                                 ------------     -------------    --------------  ----------   ------------  --------------
Revenues .......................
Equity in net income (loss) of
  equity method investees.......                    $  1,067                          ($20)                       $  1,047
Operating income (loss) ........                                                                 ($  3,621)      ($  3,621)
Identifiable assets ............   $66,971          $ 78,486                                     ($ 95,649)       $ 49,808
Investment in equity method
  investees.....................                    $ 29,477                                                      $ 29,477
Capital expenditures ...........
Depreciation, depletion and
  amortization .................                                                                  $     56        $    56

       For the year ended September 30, 2004, four purchasers of the Company's gas production accounted for 34%, 18%, 17% and 10%, respectively, of the Company's gas sales. For the year ended September 30, 2005, four purchasers accounted for 35%, 14%, 14% and 10% of the Company's gas sales. The Company had no oil or gas sales for the year ended September 30, 2003.

NOTE 22 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash and Cash Equivalents -- the carrying amount is a reasonable estimate of fair value.

       Marketable securities are related primarily to the Company's investment in Delta's common stock at September 30, 2005 and are recorded at fair market value. Market value for common stock is computed to equal the closing share price at year end times the number of shares held by the Company.

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

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      FIRST              SECOND           THIRD            FOURTH
                                                     QUARTER            QUARTER          QUARTER          QUARTER
                                                  (DECEMBER 31)        (MARCH 31)       (JUNE 30)      (SEPTEMBER 30)
                                                  -------------       -----------      -----------     --------------
Year Ended September 30, 2005:
     Revenues ................................       $699               $  812            $456            $  594
     Operating income (loss)..................      ($468)             ($  740)          ($ 45)          ($1,363)
     Net income (loss) .......................       $343               $2,880           ($496)          ($4,318)
     Net income (loss) per share (diluted) ...       $.05               $  .40           ($.07)          ($  .61)

                                                      FIRST              SECOND           THIRD            FOURTH
                                                     QUARTER            QUARTER          QUARTER          QUARTER
                                                  (DECEMBER 31)        (MARCH 31)       (JUNE 30)      (SEPTEMBER 30)
                                                  -------------       -----------      -----------     --------------
Year Ended September 30, 2004:
     Revenues ................................                                           $  491            $ 596
     Operating income (loss)..................      ($1,251)           ($ 1,198)        ($1,601)          ($ 686)
     Net income (loss) .......................      ($1,248)            $12,168          $2,713           ($  13)
     Net income (loss) per share (diluted) ...      ($  .19)            $  1.77          $  .39           ($ .00)

          The Company recorded a loss from discontinued operations of $3,392, net of a $1,505 tax benefit, in the fourth quarter of the year ended September 30, 2005. See Note 3.

NOTE 24 - SUBSEQUENT EVENTS

       On November 8, 2005, the Company entered into an agreement to merge into Delta (see Note 1).

       Subsequent to September 30, 2005, a director of the Company exercised 90,000 options. Proceeds to the Company were $533. After the exercise of these options, no options remained outstanding.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheet of Castle Energy Corporation and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and other comprehensive income (loss), and cash flows for the year ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
Oklahoma City, Oklahoma

November 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Castle Energy Corporation:

We have audited the accompanying consolidated balance sheet of Castle Energy Corporation and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity and other comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castle Energy Corporation and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Houston, Texas

December 14, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

ITEM 9A. CONTROLS AND PROCEDURES

The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of September 30, 2005 are as follows:

        a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        b) There were no changes in the Company's internal controls during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See Exhibits 31.1 and 31.2 to this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers of the Company as of December 7, 2005:

NAMED DIRECTORS AND EXECUTIVE
OFFICERS OF THE COMPANY                    AGE           POSITION(S)
-----------------------------              ---           -----------
Sidney F. Wentz ..............             73     Chairman of the Board (1)
Richard E. Staedtler..........             61     Director, President and Chief Executive Officer of the Company (2)
Martin R. Hoffmann............             73     Director (3)
John P. Keller................             66     Director (2)
Russell S. Lewis..............             50     Director (3)
Mary A. Cade..................             42     Chief Financial Officer and Chief Accounting Officer
William C. Liedtke III........             54     Vice President and General Counsel

-------------------
(1)     Term expires at 2007 annual meeting of shareholders
(2)     Term expires at 2006 annual meeting of shareholders
(3)     Term expires at 2008 annual meeting of shareholders

        A description of the business experience of each of the directors and executive officers of the Company is as follows:

        SIDNEY F. WENTZ has been a director of the Company since June 1995 and became Chairman of the Board of Directors of the Company on August 15, 2005, following the death of Joseph L. Castle, founder of the Company. Previously, Mr. Wentz was Chairman of the Board of The Robert Wood Johnson Foundation, the nation's largest health care philanthropy from June 1989 until his retirement in 1999. Commencing in 1967, he held several positions with Crum and Forster, an insurance holding company, retiring as Chairman and Chief Executive Officer in 1988. He also was practiced law as an attorney with the law firm of White & Case and then Corporate Attorney for Western Electric Company/AT&T. Mr. Wentz is a director of Somerset Hills Bancorp and a trustee of Drew University.

        RICHARD E. STAEDTLER was elected President and Chief Executive Officer of the Company on August 15, 2005 and has been a director of the Company since May 1997. Between November 1994 and August 2005, he served as Senior Vice President and Chief Financial Officer of the Company. Mr. Staedtler also served as a director of the Company from 1986 through September 1992, and as Chief Financial Officer of the Company from 1984 through June 1993. Mr. Staedtler is a certified public accountant. Mr. Staedtler also serves as a director of Premium and Specialities, Inc., a private company which manufactures personalized specialty items, and is the President, sole director and sole stockholder of Terrapin Resources, Inc., a private oil and gas production company.

        MARTIN R. HOFFMANN has been a director of the Company since June 1995. Mr. Hoffmann was previously of counsel to the Washington, D.C. office of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. He was a Senior Visiting Fellow at the Center for Technology, Policy and Industrial Development of the Massachusetts Institute of Technology from May 1993 to May 1995 and a private business consultant since 1993. From 1989 to 1993, Mr. Hoffmann served as Vice President and General Counsel of Digital Equipment Corporation. Mr. Hoffmann also served in various capacities at the United States Department of Defense, including General Counsel from 1974 to 1975 and Secretary of the Army from 1975 to 1977 and currently serves as a consultant to the United States Department of Defense. He is a Director of Seachange International, Inc. of Maynard, Massachusetts as well as a trustee of CIME Endeavor Foundation.

        JOHN P. KELLER has been a director of the Company since April 1997. Since 1972, Mr. Keller has served as the President of Keller Group, Inc., a privately-held corporation engaged in steel forging and coal mining in the midwestern United States. In 1993 and 1994, Mr. Keller also served as the Chairman of American Appraisal Associates, an appraisal company. Mr. Keller was previously a director of Delta Petroleum Corporation.

        RUSSELL S. LEWIS has been a director of the Company since April 2000. From 1994 to 1999, Mr. Lewis was the Chief Executive Officer of TransCore, Inc., a company which sells and installs electronic toll collection systems. Since 1999, Mr. Lewis has been the owner and President of Lewis Capital Group, a company investing in and providing consulting services to growth-oriented companies. Since March of 2000, Mr. Lewis has served in various capacities at Verisign, including General Manager of Verisign's Global Registry and his current position as Senior Vice President of Corporate Development. Mr. Lewis is also a director of Delta Petroleum Corporation.

        MARY A. CADE was appointed Chief Financial Officer of the Company on August 15, 2005 and Chief Accounting Officer on August 24, 2005, having served as Treasurer and Controller of the Company since 1994. Ms. Cade has an MBA in Finance from Philadelphia University.

        WILLIAM C. LIEDTKE III has been Vice President and General Counsel of the Company since February 2000. Prior to becoming an officer and employee of the Company, from April 1999 to January 2000, Mr. Liedtke was President of WCL III, Inc., a corporation wholly owned by Mr. Liedtke, in which capacity he provided services on a consulting basis to the Company with respect to the Company's investment in the concessions in Romania, as well as miscellaneous matters regarding domestic oil and gas properties of the Company. Upon the employment of Mr. Liedtke by the Company in February 2000, WCL III, Inc. ceased doing business with the Company and has been inactive thereafter. He served as Chief Executive Officer of Redeco Energy Inc. from October 1997 to March 1999, having previously served as its Vice President and Chief Operating Officer since February 1995. Mr. Liedtke served as an Independent General Partner of Merrill Lynch Oklahoma Venture Partners LP from August 1999 to December 2000, when the partnership wound up.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and owners of more than 10% of any class of the Company's securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Commission. The Commission's rules also require such persons to furnish the Company with a copy of all Section 16(a) reports that they file. Based solely upon a review of the copies of the reports and written representations furnished to the Company, all such reporting persons complied with such reporting obligations during the fiscal year ended September 30, 2005.

AUDIT COMMITTEE

        The Company has established an Audit Committee in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

        The Audit Committee consists of Mr. Hoffmann (Chairman), Mr. Keller and Mr. Lewis. All three Audit Committee members are outside directors. The functions of the Audit Committee are to: (a) appoint the Company's independent public accountants; (b) review the financial reports of the Company; (c) monitor the effectiveness of the independent audit; (d) assure that the scope and implementation of the independent audit is not restricted or the independence of the independent accountants compromised; (e) review the independent accountants' reports to management on internal controls and recommend such actions as may be appropriate; (f) review and approve any related party transactions and (g) review and approve any proposed engagement of all services performed by the Company's independent accountants. The Audit Committees has and will continue to have at least three members, all of whom meet, and will continue to meet, the requirements of Rule 4350(d)(2)(A) of the Nasdaq Stock Market's listing standards, including the definition of independence in Nasdaq Stock Market Rule 4200(a)(15) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The Audit Committee charter provides for meetings to be held at least quarterly.

         The Nominating Committee consists of Mr. Lewis (Chairman), Mr. Hoffmann and Mr. Keller. All three Nominating Committee members are outside directors. The Nominating Committee at least annually assesses the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board of Directors and the needs of the Company, and considers principles to be applied in filling vacancies and planning for Board succession. It assists the Board in the identification of individuals qualified to become Board members, considers and recommends director nominees to the Board of Directors prior to each annual meeting of stockholders and recommends nominees for committees of the Board.

         The Compensation Committee consists of Mr. Keller (Chairman), Mr. Hoffmann and Mr. Lewis, none of whom have ever been employees or officers of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.. All three Compensation Committee members are outside directors. The Compensation Committee establishes overall compensation programs and policies for the Company. The Compensation Committee monitors the selection and performance as well as reviews and approves the compensation of key executives, and administers the Incentive Plan.

         All members of the Audit, Nominating and Compensation Committees are independent within the meaning of Rule 4200(a)(15) of the Nasdaq Stock Market's listing standards.

DISCLOSURE OF AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors of the Company has determined that Mr. Russell Lewis is an audit committee financial expert. Mr. Lewis is independent within the meaning of Nasdaq Stock Market Rule 4200(a)(15) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

CODE OF ETHICS FOR SENOR FINANCIAL OFFICERS

         In August 2003, the Company's Board of Directors adopted a Code of Ethics that applies to all of the Company's officers and directors, including its chief executive officer, chief financial officer, general counsel and controller. The requirements of that code provide for honest and ethical conduct; avoidance or ethical handling of conflicts of interest; full, fair and accurate and timely and transparent public disclosure; compliance with applicable governmental and self regulatory laws and rules; prompt internal reporting of code violations and accountability for compliance with the Code of Ethics. The Company is committed to and without charge will provide a copy of its Code of Ethics to any person upon written request addressed to the Secretary of the Company at its offices.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following table summarizes all compensation earned by the Company's Chief Executive Officer and each of the other executive officers (collectively with the Chief Executive Officer, the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2005.

                                                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                                                      ------------
                                                                                       SECURITIES
                                          FISCAL YEAR       ANNUAL COMPENSATION        UNDERLYING         ALL OTHER
                                             ENDED        ----------------------        OPTIONS/       COMPENSATION (1)
NAME AND PRINCIPAL POSITION              SEPTEMBER 30,    SALARY ($)   BONUS ($)        SARS (#)             ($)
---------------------------              -------------    ----------------------      ------------     ----------------
Joseph L. Castle II (2)................       2005        $218,750    $50,000
    Formerly Chairman of the Board,           2004        $125,000
    Chief Executive Officer and               2003        $125,000    $50,000                              $2,877
       Director of the Company

Richard E. Staedtler (3)...............       2005        $185,428    $50,000                              $7,625
    President, Chief Executive                2004        $133,332                                         $5,333
    Officer and Director of the Company       2003        $100,000                                         $5,983

Mary A. Cade (4).......................       2005        $133,750    $20,000                              $4,613
    Chief Financial Officer and               2004
    Chief Accounting Officer                  2003

William C. Liedtke III.................       2005        $161,250    $15,000                              $5,288
    Vice President and                        2004        $157,332    $10,000                              $5,020
    General Counsel                           2003        $156,000    $10,000                              $4,680

-------------------
(1)     Represents Company matching contributions under the Company's 401(k)
        Plan.

(2) Mr. Castle, founder of the Company, served as Chairman of the Board, Chief Executive Officer and Director of the Company until his death on August 15, 2005.

(3) Mr. Staedtler, a Director of the Company, served as Chief Financial Officer and Chief Accounting Officer until August 15, 2005, at which time he was appointed President and Chief Executive Officer.

(4) Ms. Cade served as Treasurer and Controller until August 15, 2005, at which time she was appointed Chief Financial Officer and on August 24, 2005, she was also appointed Chief Accounting Officer. Prior to 2005, she was not a Named Executive Officers and her compensation did not exceed $100,000.

OPTION GRANTS IN LAST FISCAL YEAR

        No options were granted to the Named Executive Officers during the fiscal year ended September 30, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table shows certain information regarding the exercise of stock options during the fiscal year ended September 30, 2005 and the total number of unexercised options held at September 30, 2005 by the Named Executive Officers. There were no unexercised options held by any of the Named Executive Officers as of September 30, 2005.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                      NUMBER OF
                                                                     SECURITIES             VALUE OF
                                                                     UNDERLYING           UNEXERCISED
                                                                     UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS AT            OPTIONS AT
                                                                   FISCAL YEAR-END      FISCAL YEAR-END
                                     SHARES          VALUE               (#)                   ($)
                                  ACQUIRED ON       REALIZED        EXERCISABLE/          EXERCISABLE/
NAME                              EXERCISE (#)         $            UNEXERCISABLE        UNEXERCISABLE
----                              ------------     ---------       ---------------      ---------------
Joseph L. Castle II............        -/-             -/-                -/-                 -/-

Richard E. Staedtler...........        -/-             -/-                -/-                 -/-

William C. Liedtke, III........      45,000         $131,400              -/-                 -/-

Mary A. Cade...................        -/-             -/-                -/-                 -/-

SEVERANCE/RETENTION AGREEMENTS

Upon his employment by the Company, Mr. Liedtke received a severance agreement which provides for one month of severance compensation for each full year of employment by the Company, with a minimum compensation of three months' base salary, in the event substantially all of the Company's assets are sold and Mr. Liedtke is terminated as a result of such sale.

COMPENSATION OF DIRECTORS

Each outside directors receives an annual director fee of $20,000. In addition, all outside directors receive a fee of $1,500 for each meeting of the board of directors attended. Committee members also receive a $500 fee for attending each committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     PRINCIPAL HOLDERS OF VOTING SECURITIES

The following table sets forth, as of November 25, 2005, the names of all persons who were known by the Company to be the beneficial owners [as defined in the rules of the Securities and Exchange Commission (the "Commission")], of more than five percent of the shares of Common Stock of the Company:

                                                                        AMOUNT AND NATURE OF
                                                                            BENEFICIAL                      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNERSHIP(1)                      CLASS(1)
------------------------------------                                    --------------------               ------------
Sally W. Castle and the Estate of Joseph L. Castle II                     1,490,624(2)                        20.40%
357 South Gulph Road
Suite 260
King of Prussia, Pennsylvania 19406
                                                                          1,167,000(3)                        15.97%
FMR Corp.
82 Devonshire Street
Boston, Massachusetts 02109
                                                                          777,550 (4)                         10.64%
Kestrel Investment Management
411 Borel Avenue, Suite 403
San Mateo, California  94402

Dimensional Fund Advisors, Inc.                                           521,150 (5)                          7.13%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401-1038

-------------------
(1) Based on a total of 7,305,360 shares of Common Stock issued and outstanding as of November 25, 2005. Information in the above table and footnotes is based upon the most recent respective statement on Form 4,
        Schedule 13D or 13G or amendment thereto filed by such persons with the SEC, except as otherwise known to the Company.

(2) Sally W. Castle is the executor of the Estate of Joseph L. Castle, II (the "Estate"). She is deemed to beneficially own 1,490,624 shares of Common Stock which consists of 1,434,699 shares of Common Stock owned by the Estate and 55,925 shares of Common Stock directly owned by Mrs. Castle.

(3) According to the Schedule 13G filed February 14, 2001 by FMR Corp., Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under
        Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,167,000 shares of the common stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low Priced Stock Fund, amounted to 1,167,000 shares of the common stock outstanding. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 1,167,000 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(4) According to the Schedule 13G filed February 14, 2005 by Kestrel Investment Management, Kestrel is deemed to be the beneficial owner of the 777,550 shares of the common stock of the Company pursuant to separate arrangements whereby it acts as investment adviser to certain persons in which it also holds an ownership interest. Each person for whom Kestrel acts as investment adviser has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock purchased or held pursuant to such arrangements. David J. Steirman and Abbott J. Keller are deemed to be the beneficial owners of the shares of the common stock of the Company pursuant to their ownership interests in Kestrel Investment Management Corporation.

(5) According to the Schedule 13G filed February 9, 2005 by Dimensional Fund Advisors Inc., Dimensional is an investment advisor registered under
        Section 203 of the Investment Advisors Act of 1940, which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the common stock of the Company owned by the Funds, and may be deemed to be the beneficial owner of the common stock of the Company held by the Funds. However, all of such shares are owned by the Funds, no one advisory client of which, to the knowledge of Dimensional, owns more than 5% of the class. Dimensional disclaims beneficial ownership of the shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of November 25, 2005, the shares of Common Stock beneficially owned by each executive officer named in the Summary of Compensation Table below (the "Named Executives"), by each director of the Company and by the directors and executive officers of the Company as a group, with sole voting and investment power unless otherwise indicated:


                                                                    AMOUNT AND NATURE OF        PERCENT OF
NAME OF BENEFICIAL OWNER                                          BENEFICIAL OWNERSHIP (1)      CLASS (1) (2)
------------------------                                          ------------------------      -------------
Richard E. Staedtler...........................................      74,650                         1.02%
Martin R. Hoffmann.............................................      86,000(3)                      1.18%
Sidney F. Wentz................................................      78,000                         1.07%
John P. Keller.................................................     111,000                         1.52%
Russell S. Lewis...............................................      62,000                            -
Mary A. Cade...................................................           -                            -
William C. Liedtke, III........................................           -                            -
All directors and executive officers as a group
   (7 persons).................................................     411,650                         5.63%

-------------------
(1) Based 7,305,360 shares of Common Stock issued and outstanding as of November 25, 2005.
(2)     Percentages of less than one percent are omitted.
(3) Includes 6,000 shares of Common Stock owned by an individual retirement account for the benefit of Mr. Hoffmann.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - NONE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees billed to the Company by the Company's independent accountants, Grant Thornton LLP and KPMG LLP, for work applicable to the periods indicated, were as follows:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                         ------------------------------
                                                                            2005                2004
                                                                         ----------          ----------
Audit fees.............................................................   $129,384            $125,651
Audit - related fees...................................................
Tax fees...............................................................
All other fees.........................................................
                                                                          --------            --------
                                                                          $129,384            $125,651
                                                                          ========            ========

Independent accountant.................................................   Grant Thornton      KPMG LLP

         The policy of the Audit Committee of the Company is to pre-approve all material professional services performed by the Company's independent accountant.

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

      10.148               Purchase and Sale Agreement between Delta Petroleum Corporation and Castle Exploration Company, Inc.,
                           dated March 30, 2004 (37)

      10.149               Settlement Agreement and Mutual Release, dated September 19, 2005, between Chevron Environmental
                           Management Company, Chevron Environmental Service Company and Texaco Inc. and Castle Energy Corporation,
                           Indian Refining I Limited Partnership, Indian Refining & Marketing I Inc. and William S. Sudhaus (38)

      10.150               Agreement and Plan of Merger, dated as of November 8, 2005, among Delta Petroleum Corporation, a Colorado corporation; Delta Petroleum Corporation, a Delaware corporation; DPCA LLC, a Delaware limited liability company and Castle Energy Corporation (39)

     EXHIBIT NUMBER        DESCRIPTION OF DOCUMENT
     --------------        -----------------------
         10.151            Voting Agreement, dated as of November 3, 2005, among
                           Delta Petroleum Corporation, a Colorado corporation;
                           Delta Petroleum Corporation, a Delaware corporation;
                           DPCA LLC, a Delaware limited liability company and
                           Certain Stockholders of Castle Energy Corporation


         10.152            First Amendment to Voting Agreement and Irrevocable
                           Proxy, dated as of November 28, 2005, among Delta
                           Petroleum Corporation, a Colorado corporation; Delta
                           Petroleum Corporation, a Delaware corporation; DPCA
                           LLC, a Delaware limited liability company and Certain
                           Stockholders of Castle Energy Corporation

         11.1              Statement re: Computation of Earnings Per Share

         21                List of subsidiaries of Registrant

         21.1              Separate financial statements of Delta Petroleum Corporation - Year Ended June 30, 2005

         23.3              Consent of Ralph Davis & Co.

         31.1              Certificate of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)

         31.2              Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)

         32.1              Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act)

         32.2              Certificate of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

(8)      Incorporated by reference to the Registrant's Form S-1 (Registration
         Statement), dated September 29, 1993 (File 33-69626)
(10) Incorporated by reference to the Registrant's Form 10-Q for the second quarter ended March 31, 1994 (File 0-10990)
(15) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1994 (File 0-10990)
(23) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 1998 (File 0-10990)
(26) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1999 (File 0-10990)
(30) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2001 (File 0-10990)
(31)     Incorporated by reference to the Registrant's Form 10-K for year ended
         September 30, 2000 (File 0-10990)
(32) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2001 (File 0-10990)
(33) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2002 (File 0-10990)
(35) Incorporated by reference to the Registrant's Form 10-Q for quarter ended September 30, 2002 (File 0-10990)
(36) Incorporated by reference to the Registrant's Form 10-Q for quarter ended December 31, 2002 (File 0-10990)
(37) Incorporated by reference to the Registrant's Form 10-Q for quarter ended March 31, 2004 (File 0-10990)
(38)     Incorporated by reference to the Registrant's Form 8-K, dated September
         23, 2005 (File 0-10990)
(39)     Incorporated by reference to the Registrant's Amendment #3 to Schedule
         13D, dated December 1, 2005 (File 0-10990)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CASTLE ENERGY CORPORATION

Date:    December 1, 2005              By: /S/RICHARD E. STAEDTLER
                                           ----------------------------
                                           Richard E. Staedtler
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD E. STAEDTLER          Chief Executive Officer       December 1, 2005
--------------------------        Director
Richard E. Staedtler

/s/ MARY A. CADE                  Chief Financial Officer       December 1, 2005
--------------------------        Chief Accounting Officer
Mary A. Cade

/s/ MARTIN R. HOFFMANN            Director                      December 1, 2005
--------------------------
Martin R. Hoffmann

/s/ JOHN P. KELLER                Director                      December 1, 2005
--------------------------
John P. Keller

/S/ RUSSELL S. LEWIS              Director                      December 1, 2005
--------------------------
Russell S. Lewis

/s/ SIDNEY F. WENTZ               Chairman                      December 1, 2005
--------------------------
Sidney F. Wentz

                   DIRECTORS, OFFICERS, BOARD OF DIRECTORS AND
                                  PROFESSIONALS
                               (DECEMBER 1, 2005)

RICHARD E. STAEDTLER                                             SIDNEY F. WENTZ
President and Chief Executive Officer                            Chairman
                                                                 Former Chairman of The Robert
                                                                 Wood Johnson Foundation

MARTIN R. HOFFMANN                                               RUSSELL S. LEWIS
Former Secretary of the Army                                     President, Lewis
                                                                 Capital Group

JOHN P. KELLER
President, Keller Group, Inc.

                               OPERATING OFFICERS

RICHARD E. STAEDTLER                                             WILLIAM C. LIEDTKE III
President and Chief Executive Officer                            Vice President and General Counsel

MARY A. CADE
Chief Financial Officer
Chief Accounting Officer

                                PRINCIPAL OFFICES

357 South Gulph Road                                             512 Township Line Road
Suite 260                                                        Three Valley Square, Suite 100
King of Prussia, PA 19406                                        Blue Bell, PA 19422

5623 North Western Avenue, Suite A
Oklahoma City, OK 73118

                                  PROFESSIONALS

COUNSEL                                                          REGISTRAR AND TRANSFER AGENT
Duane Morris LLP                                                 American Stock Transfer & Trust
30 South 17th Street                                             40 Wall Street, 46th Floor
Philadelphia, PA 19103                                           New York, New York 10005

INDEPENDENT ACCOUNTANTS
Grant Thornton LLP
One Leadership Square
211 N. Robinson, Suite 1200
Oklahoma City, OK 73102