Form 10-Q
period 2005-12-31
CASTLE ENERGY CORP
filed 2006-02-13
CIK 709355

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                    FORM 10-Q

                                   (Mark One)


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2005
                                               ------------------

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         For the transition period ended

                        Commission file number: 0-10990
                                               ---------


                            CASTLE ENERGY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                      Delaware                                76-0035225
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of Incorporation          (I.R.S. Employer
                  or Organization)                        Identification No.)

    357 South Gulph Road, Suite 260, King of Prussia, Pennsylvania   19406
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)            (Zip Code)


        Registrant's Telephone Number, Including Area Code (610) 992-9900
                                                          ----------------

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No ___.

         Indicate by check |X| whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

 Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer |X|

         Indicate by check |X| whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)     Yes __ No  |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,305,360 shares of Common Stock, $.50 par value, outstanding as of February 10, 2006.

                            CASTLE ENERGY CORPORATION


                                      INDEX

                                                                                                       PAGE #
                                                                                                       ------
Part I.  Financial Information
         ---------------------

         Item 1.    Financial Statements:

                    Consolidated Balance Sheets - December 31, 2005 (Unaudited) and September 30,
                    2005.........................................................................          2

                    Consolidated Statements of Operations - Three Months Ended December 31, 2005
                    and 2004 (Unaudited).........................................................          3

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended December
                    31, 2005 and 2004 (Unaudited)................................................          4

                    Consolidated Statements of Stockholders' Equity and Other Comprehensive
                    Income - Year Ended September 30, 2005 and Three Months Ended December 31,
                    2005 (Unaudited).............................................................          5

                    Notes to the Consolidated Financial Statements (Unaudited)...................          6

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations ..................................................................         15

           Item 3.  Qualitative and Quantitative Disclosures About Market Risk...................         22

           Item 4.  Controls and Procedures......................................................         22

Part II.   Other Information
           -----------------

           Item 1.  Legal Proceedings............................................................         23

           Item 1A. Risk Factors.................................................................         23

           Item 6.  Exhibits and Reports on 8-K..................................................         23

Signature .......................................................................................         24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CASTLE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                                           2005            2005
                                                                                       ------------    -------------
                                                                                        (UNAUDITED)
                                       ASSETS
Current assets:
     Cash and cash equivalents ....................................................     $ 21,928          $ 27,759
     Restricted cash ..............................................................          921               898
     Accounts receivable ..........................................................          729               674
     Marketable securities ........................................................           20                23
     Prepaid expenses and other current assets ....................................          202               252
     Note receivable - Networked Energy LLC, net of allowance for doubtful account of $125 ..................................................................
     Investment in Networked Energy LLC, net of impaired reserve of $354 ..........            5
                                                                                        --------          --------
       Total current assets .......................................................       23,805            29,606
Property, plant and equipment, net:
     Furniture, fixtures, equipment and vehicles ..................................          173               188
     Oil and gas properties, net (full cost method):
     Proved properties ............................................................        8,531             8,564
Marketable securities .............................................................      145,859           139,360
Investment in Delta Petroleum Corporation (equity method) .........................                              5
                                                                                        --------          --------
      Total assets ................................................................     $178,368          $177,723
                                                                                        ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Dividend payable .............................................................     $    365          $    361
     Accounts payable .............................................................          541               667
     Accrued expenses .............................................................          477               476
     Litigation settlement payable on discontinued refining operations ............                          5,750
     Asset retirement obligations .................................................            4                 3
                                                                                        --------          --------
        Total current liabilities .................................................        1,387             7,257
Asset retirement obligations ......................................................          322               254
Deferred income taxes .............................................................       41,297            39,422
Other liabilities .................................................................           22                21
                                                                                        --------          --------
        Total liabilities .........................................................       43,028            46,954
                                                                                        --------          --------
Commitments and contingencies
Stockholders' equity:
     Series B participating preferred stock; par value - $1.00; 10,000,000 shares authorized; no shares issued
     Common stock; par value - $0.50; 25,000,000 shares authorized; 12,216,404 shares issued at December 31, 2005 and 12,126,404 shares issued
        at September 30, 2005 .....................................................        6,109             6,064
     Additional paid-in capital ...................................................       89,358            88,500
     Accumulated other comprehensive income, net of taxes .........................       68,330            64,172
     Retained earnings ............................................................       38,210            38,700
                                                                                        --------          --------
                                                                                         202,007           197,436
     Treasury stock at cost - 4,911,044 shares at December 31, 2005 and
        September 30,  2005 .......................................................      (66,667)          (66,667)
                                                                                        --------          --------
        Total stockholders' equity ................................................      135,340           130,769
                                                                                        --------          --------
        Total liabilities and stockholders' equity ................................     $178,368          $177,723
                                                                                        ========          ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            CASTLE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              ("$000'S" OMITTED EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                      2005                2004
                                                                                   ---------            ---------
Revenue:
     Gas sales .............................................................        $    926           $     699
                                                                                    --------           ---------
                                                                                         926                 699
                                                                                    --------           ---------
Expenses:
     Gas production..........................................................            142                  95
     General and administrative..............................................          1,036                 943
     Depreciation, depletion and amortization................................            110                 129
                                                                                    --------           ---------
                                                                                       1,288               1,167
                                                                                    --------           ---------

Operating income (loss)......................................................           (362)               (468)
                                                                                    --------           ---------

Other income (expense):
     Interest income.........................................................            108                 140
     Other income............................................................             35                   9
     Equity in income of Delta Petroleum Corporation.........................                                842
                                                                                    --------           ---------
                                                                                         143                 991
                                                                                    --------           ---------

Income (loss) before provision for (benefit of) income taxes.................           (219)                523
                                                                                    --------           ---------

  Provision for (benefit of) income taxes:
     State                                                                                (3)                  5
     Federal.................................................................            (91)                175
                                                                                    --------           ---------
                                                                                         (94)                180
                                                                                    --------           ---------
Net income (loss)............................................................      ($    125)          $     343
                                                                                    --------           ---------

Net income (loss) per share:
     Basic...................................................................      ($    .02)          $     .05
                                                                                   =========           =========
     Diluted.................................................................      ($    .02)          $     .05
                                                                                   =========           =========

  Weighted average number of common and potential dilutive common shares outstanding:
        Basic................................................................      7,262,340           6,892,389
                                                                                   =========           =========
        Diluted..............................................................      7,262,340           7,114,870
                                                                                   =========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           CASTLE ENERGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ("000'S" OMITTED)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                  2005                 2004
                                                                                -------               -------

Cash flows from (used in) operating activities...........................       ($ 6,003)            ($   575)
                                                                                 -------              -------

Cash flows from investing activities:
        Purchase of furniture, fixture, equipment and vehicles...........                                 (85)
                                                                                                      -------
          Net cash provided by (used in) investing activities............                                 (85)
                                                                                                      -------

Cash flows from financing activities:
     Proceeds from exercise of stock options.............................            533                  364
     Dividends paid to stockholders......................................           (361)                (343)
                                                                                 -------              -------
        Net cash provided by (used in) financing activities..............            172                   21
                                                                                 -------              -------
Net increase (decrease) in cash and cash equivalents.....................         (5,831)                (639)
Cash and cash equivalents - beginning of period..........................         27,759               33,742
                                                                                 -------              -------
Cash and cash equivalents - end of period................................        $21,928              $33,103
                                                                                 =======              =======



              The accompanying notes are an integral part of these
                        consolidated financial statements

                           CASTLE ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                  ("$000'S" OMITTED EXCEPT PER SHARE AMOUNTS)


                                               YEAR ENDED SEPTEMBER 30, 2005 AND THREE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)
                                          ----------------------------------------------------------------------------------------
                                                                               ACCUMULATED
                                                                                 OTHER
                                                               ADDI-    COMPRE-  COMPRE-
                                             COMMON STOCK     TIONAL    HENSIVE  HENSIVE                TREASURY STOCK
                                           -----------------  PAID-IN   INCOME   INCOME   RETAINED   --------------------
                                           SHARES     AMOUNT  CAPITAL   (LOSS)   (LOSS)   EARNINGS    SHARES     AMOUNT      TOTAL
                                           ------     ------  -------   -------  -------  ---------   -------    -------     ------

Balance - October 1, 2005..............  11,781,404   $5,891  $85,691             $ 170    $48,919   4,911,020  ($66,667)  $ 74,004

Treasury stock surrendered.............                                                                     24
Options exercised......................     345,000      173    1,812                                                         1,985
Tax benefit of options exercised.......                           677                                                           677
Issuance of additional stock by Delta
 Petroleum Corporation, net of $180 tax                           320                                                           320
Dividends declared ($1.20 per share)...                                                     (8,628)                          (8,628)
Comprehensive income (loss):
 Net income (loss).....................                                ($ 1,591)            (1,591)                          (1,591)
 Other comprehensive income (loss):
  Equity in other comprehensive
   income (loss) of Delta Petroleum                                      (1,067) (1,067)                                     (1,067)
   Corporation, net of $600 tax benefit
  Reversal of cumulative equity in
   comprehensive income (loss) of Delta
   as of April 1, 2005, net of $506 tax                                     900     900                                         900
  Unrealized gain on marketable
   securities, net of $35,811 tax .....                                  64,169  64,169                                      64,169
                                         ----------   ------  -------   ------- -------    -------   ---------  --------   --------
Total comprehensive income (loss)......                                 $62,411
                                                                        =======
Balance - September 30, 2005...........  12,126,404    6,064   88,500            64,172     38,700   4,911,044   (66,667)   130,769

Options exercised......................      90,000       45      488                                                           533
Tax benefit of options exercised.......                           370                                                           370
Dividends declared ($.05 per share)....                                                       (365)                            (365)
Comprehensive income (loss):
  Net income (loss)....................                                  ($ 125)              (125)                            (125)
  Other comprehensive income (loss):
   Unrealized gain on marketable
    securities, net of $2,339 taxes ...                                   4,158   4,158                                       4,158
                                                                        -------
Total comprehensive income (loss)......                                 $ 4,033
                                         ----------   ------  -------   ======= -------    -------   ---------  --------   --------
Balance - December 31, 2005............  12,216,404   $6,109  $89,358           $68,330    $38,210   4,911,044  ($66,667)  $135,340
                                         ==========   ======  =======           =======    =======   =========  ========   ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 1 - Basis of Preparation
-----------------------------

         The unaudited consolidated financial statements of Castle Energy Corporation (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made, where applicable, to make the periods presented comparable. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006 or for subsequent periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

         In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results of operations for the three month periods ended December 31, 2005 and 2004 and for a fair statement of financial position at December 31, 2005.

Note 2 - September 30, 2005 Balance Sheet
-----------------------------------------

         The amounts presented in the balance sheet as of September 30, 2005 were derived from the Company's audited consolidated financial statements which were included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Note 3 - Discontinued Operations
--------------------------------

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. The Company's refining subsidiaries own no refining assets, have been inactive for over ten years and are in the process of liquidation. As a result, the Company accounted for its refining operations as discontinued operations. Such discontinued refining operations did not impact the Company's operations from October 1, 1995 through June 30, 2005.

         In August 2002, Texaco Inc. and certain other subsidiaries of Chevron Corporation (collectively "Chevron") sued the Company and two of its inactive subsidiaries concerning environmental liabilities related to a refinery previously owned by one of the Company's refining subsidiaries. In September 2005, the Company and its subsidiaries settled the lawsuit for $5,750, which the Company paid on October 26, 2005. As a result of this settlement, the Company recorded a loss from discontinued refining operations of $3,392, net of $1,505 of tax recoveries, in the fiscal year ended September 30, 2005.

Note 4 - Environmental Liabilities/Litigation
---------------------------------------------

ENVIRONMENTAL LIABILITIES/LITIGATION

         Chevron Litigation

         On September 20, 2005, the Company settled its long-standing litigation with Chevron. In exchange for a payment of $5,750 the Company negotiated a settlement agreement which provided mutual releases and a complete and comprehensive indemnification by Texaco Inc. of the Company and related entities and persons against losses or liabilities arising out of or related to the now dismantled Indian Refinery and related properties.

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

         All claims in this litigation, as well as any other claims tendered by Chevron, have been resolved by the settlement and the litigation was dismissed with prejudice on October 12, 2005. At September 30, 2005, the Company accrued the $5,750 settlement which it paid on October 26, 2005.

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

        After a three-week trial, the District Court in Rusk County submitted 36 questions to the jury which covered the claims and counterclaim in the lawsuit. Based upon the jury's answers, the District Court entered judgment on some of the Long Trusts' claims against the Company and its subsidiaries, as well as on CTPLP's counterclaim against the Long Trusts. The District Court issued an amended judgment on September 5, 2001 which became final December 19, 2001. The net amount awarded to the plaintiffs was approximately $2,700.

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

        Pursuant to the mandate of the Texas Court of Appeals, the Company moved to sever CTPLP's claims against the Long Trusts from any retrial of the Long Trust's contract claims against the Company and to collect on CTPLP's judgment against the Long Trusts. On September 17, 2004, the Long Trusts filed a Motion for Clarification with the Court of Appeals which in essence sought to reverse that court's severance of CTPLP's claims from the retrial of the Long Trusts' breach of contract claims. The Company filed a Petition for Writ of Mandamus with the Court of Appeals on December 3, 2004, requesting that the trial court be stayed from proceeding further, and be ordered to comply with the June mandate of the Court of Appeals. On January 31, 2005, the Court of Appeals stayed the trial court from proceeding and subsequently denied the Motion for Clarification on March 3, 2005 and the Petition for Writ of Mandamus on March 16, 2005. On May 2, 2005, the trial court from the bench announced that CTPLP's severed claim would be assigned a new case number, but took all other requests for action from the parties under advisement. In August 2005, the Company filed a second Petition for Writ of Mandamus with the Court of Appeals requesting that the calculation of interest due from the Long Trusts be made without a new trial and that Long Trusts be ordered to pay the judgment against it plus interest without delay.

        The Company estimates the judgment to be $1,067, including accrued interest, as of December 31, 2005. The Company has not accrued any recoveries for this litigation as of December 31, 2005, but will record recoveries if and when they are ultimately realized (collected).

        Pilgreen Litigation

        As part of the oil and gas properties acquired from AmBrit Energy Corporation ("AmBrit") in June 1999, Castle Exploration Company, Inc., a wholly-owned subsidiary of the Company ("CECI") acquired a 10.65% overriding royalty interest ("ORRI") in the Simpson lease in south Texas, including the Pilgreen #2ST gas well. CECI subsequently transferred that interest to Castle Texas Oil and Gas Limited Partnership ("CTOGLP"), an indirect wholly-owned subsidiary. Because the operator suspended revenue attributable to the ORRI from first production due to title disputes, AmBrit, the previous owner, filed claims against the operator of the Pilgreen well, and CTOGLP acquired rights in that litigation with respect to the period after January 1, 1999. In August 2002, $282 was released to the Company of which $249 was recorded as income by the Company and the remaining $33 paid to Delta Petroleum Corporation ("Delta"). Because of a claim by Dominion Oklahoma Texas Exploration and Production, Inc. ("Dominion") (see below), a working interest owner in the same well, that CTOGLP's ORRI in the Simpson lease should be deemed burdened by 3.55% overriding royalty interest, there is still a title dispute as to approximately $120 of suspended CTOGLP Pilgreen #2ST production proceeds for the Company's account. (The Company sold all of its oil and gas assets, including the Pilgreen #2ST well, to Delta on May 31, 2002 but effective as of October 1, 2001.) The Company has named Dominion as a defendant in a legal action seeking a declaratory judgment that the Company is entitled to its full 10.65% overriding royalty interest in the Pilgreen well. The litigation is related to the Dominion litigation (see below). The Company and its counsel are currently reviewing the effect of the Court of Appeals' opinion issued in the Dominion litigation on the

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



Company's claims in this litigation. Since the Company has not recorded any revenue related to the $120 of suspended revenue, it expects to record $120 of revenue if and when such suspended revenue is realized (collected), but no expense if it fails in this litigation.

        Christiansen Litigation

        CTOGLP, along with Delta and several unrelated parties, has also filed suit to collect production proceeds from an additional well on the Simpson lease in which CTOGLP had a 5.325% ORRI suspended by the operator because of title disputes. At the present time, the amount held in escrow applicable to the additional well attributable to the Company's interest is approximately $44. The Company has not recorded any of the net $44 of suspended revenue as income, but will record it as income when and if it is realized (collected). There is no claim or contingent liability against the Company or its subsidiaries in this matter, just a contingent gain if CTOGLP were to prevail.

        On December 21, 2005, the district court granted a motion for summary judgment in this case, which denied CTOGLP's claim. The Company is currently consulting with its co-plaintiffs in this litigation to assess a possible appeal of this adverse judgement.

        Dominion Litigation

        On March 18, 2002, Dominion, operator of the Mitchell and Migl-Mitchell wells in the Southwest Speaks field in south Texas filed suit in Texas against CTOGLP seeking declaratory judgment in a title action that the ORRI held by CTOGLP in these wells should be deemed to be burdened by certain other ORRI's aggregating 3.55% and should therefore be reduced from 10.65% to 7.10%. Dominion also sought an accounting and refund of payments for overriding royalty to CTOGLP in excess of the 7.10% since April 2000. The Company currently estimates the amount in controversy to be approximately $783.

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

        By agreement with Dominion, CTOGLP executed a promissory note for $783 guaranteed by the Company and deposited this amount in a separate restricted cash account of CTOGLP to support the note and to avoid the cost of a supersedeas bond. On July 28, 2005, the Court of Appeals issued a Memorandum Opinion that affirmed Dominion's claims to reduce the ORRI, but only to take effect at a date after CTOGLP had sold the ORRI. The Court of Appeals overturned that portion of the judgment that required CTOGLP to refund any money received by it. Dominion petitioned the Supreme Court of Texas for review of this decision. The Texas Supreme Court has requested legal briefs from both sides but has not granted Dominion's petition. The promissory note issued by CTOGLP will be cancelled and the restricted cash account of CTOGLP released when and if the Court of Appeals judgment against Dominion becomes final and non-appealable.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


         In fiscal 2004, the Company recorded an $825 loss provision related to the Dominion litigation - primarily as a result of the District Court's granting of Dominion's motions for summary judgment in May 2004. The Company reversed that provision plus $20 of accrued interest on the contingent note during fiscal 2005 primarily because the Court of Appeals reversed that District Court judgment against the Company. Nevertheless, the Company's contingent note payable to Dominion and CTOGLP's restricted cash account are required to remain in place until the Appeals Court judgment becomes non-appealable. If the Supreme Court grants Dominion petition and reverses the Appeals Court decision, the Company would then become liable for the contingent note to Dominion plus interest or some portion thereof. In such case, the Company would again record a loss provision.

Note 5 - New Accounting Pronouncements
--------------------------------------

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Pursuant to a delay in the implementation date by the SEC, SFAS No. 123(R) became effective for the Company beginning October 1, 2005. SFAS No. 123(R) has not had any impact on the Company's operations or net income
(loss) to date and the Company does not expect SFAS No. 123(R) to have any impact on its future results of operations or net income (loss) since the Company has not issued any stock options since January 2002 and all stock options issued were vested by July 31, 2002. In addition, at December 31, 2005 no options were outstanding and the Company does not anticipate issuing stock options in the future.

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

         In March 2005, the FASB issued FASB Interpretation 47 ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies the term "conditional asset retirement obligation" as it is used in SFAS No. 143. The Company applied the guidance of FIN 47 commencing October 1, 2005 and recorded an increase in asset retirement obligations of $64 effective October 1, 2005. The offsetting entry was to oil and gas properties.

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 6 - Restricted Cash
-------------------------

         Restricted cash consists of the following:

                                                                     DECEMBER 31, 2005          SEPTEMBER 30, 2005
                                                                     -----------------          ------------------
                                                                        (UNAUDITED)

        Certificate of deposit supporting operating bonds.....             $110                         $110
        Deposit securing contingent promissory note in
            Dominion litigation...............................              788                          788
        Other.................................................               23
                                                                           ----                         ----
                                                                           $921                         $898
                                                                           ====                         ====

         The certificates of deposit support letters of credit for operating and drilling bonds provided to state or county regulatory agencies.

         The deposit securing the contingent promissory note in the Dominion litigation is payable only if there is a final judgment against the Company. (See Note 4)

Note 7 - Marketable Securities
------------------------------

      The Company's investment in marketable securities was as follows:

                                                             DECEMBER 31, 2005              SEPTEMBER 30, 2005
                                                         -------------------------      -----------------------------
                                                                          DELTA                            DELTA
                                                                        PETROLEUM                        PETROLEUM
                                                          CHEVRON      CORPORATION       CHEVRON        CORPORATION
                                                        -----------   ------------      ---------       -------------
        Common shares owned...........................     354          6,700,000         354              6,700,000
                                                         =====        ===========         ===             ==========

        Cost..........................................   $  15        $    39,892         $15             $   39,892

        Unrealized gain (loss)........................       5            105,967           8                 99,468
                                                         -----        -----------         ---             ----------

        Book (market) value...........................   $  20        $   145,859         $23             $  139,360
                                                         =====        ===========         ===             ==========

         Through March 31, 2005, the Company accounted for its investment in Delta using the equity method. Commencing April 1, 2005, the Company accounted for its investment in Delta as available-for-sale marketable securities. (See
Note 9)

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


Note 8 - Asset Retirement Obligations
-------------------------------------

         Changes in the Company's asset retirement obligations are as follows:

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2005               2004
                                                                                        ----               ----

       Balance - beginning of period........................................           $257                 $230
       Adjustments..........................................................             64                   10
       Accretion of discount................................................              5                    4
                                                                                       ----                 ----
       Balance - end of period..............................................           $326                 $244
                                                                                       ====                 ====

Note 9 - Investment in Delta
-----------------------------

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

       At September 30, 2005, the Company owned 6,700,000 shares representing approximately 14% of Delta. At December 31, 2005, the closing market price of Delta's common stock was $21.77 per share.

      See Notes 7 and 12 and "Critical Accounting Policies."

Note 10 - Comprehensive Income (Loss):
--------------------------------------

         Comprehensive income (loss) is as follows:

                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                   2005                2004
                                                                                   ----                ----
       Net income (loss).................................................        ($ 125)               $343
       Equity in other comprehensive income (loss) of Delta, net of
         taxes ..........................................................                               118
       Unrealized gain (loss) on marketable securities, net of tax.......         4,158
                                                                                 ------                ----
                                                                                 $4,033                $461
                                                                                 ======                ====

                   CASTLE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ("$000'S" OMITTED EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Note 11 - Contingent Gain
-------------------------

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

         In September 2005, the Company entered into an agreement to sell its lender's interest in GAMXX to an outside party for $3,500 in January 2006. The agreement provided that the purchaser is responsible for unpaid property taxes (approximately $1,000 at September 30, 2005) on the property as well as for any environmental remediation that is required. The purchaser made a non-refundable deposit of $10 upon executing the agreement. In January of 2006 the outside party failed to fund the purchase and the agreement expired and the Company did not elect to extend it.

         In September 2005, another third party purchased the tax lien on the property by paying the unpaid property taxes of $1,000. As a result, the Company or any purchaser of its interest has a year from the date of the purchase of the tax lien to redeem the tax lien by paying the tax lien purchaser $1,000 plus interest. If the tax lien is not redeemed in that one-year period, the property will be owned by the purchaser of the tax lien and the Company's mortgage and lien on the property will be terminated. The Company continues to market its lender's interests in GAMXX.

         The Company has carried its loans to GAMXX at zero for the last ten years. The Company will record any proceeds as "other income" if and when it collects such amount.

Note 12 - Merger Into Delta
---------------------------

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

         The Merger Agreement contains certain termination rights for both Delta and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other a termination fee of $5,000 or reimburse the other party up to $1,000 in fees and expenses actually incurred relating to the transaction contemplated by the Merger Agreement. If the Merger is not completed by March 31, 2006, due to the fault of neither the Company nor Delta, either party can terminate the Merger without penalty.

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

The Company's proxy concerning the Merger is currently being reviewed by the SEC. As soon as that review is completed, the Company expects to set a meeting date for a special meeting of its shareholders to vote on the Merger.

         Note 13 - Subsequent Events
         ---------------------------

         On February 6, 2006, the Company entered into a purchase and sale agreement with Networked Energy LLC ("Network"). Pursuant to the terms of that agreement, the Company sold its 45% membership interest in Network to other holders of Network membership units and other Network officers for $5, which was paid to the Company on February 6, 2006. In addition, Network agreed to modifications in the terms of the $125 note owed to the Company by Network. As a result of these modifications, the Company agreed to extend the due date of its note five years until February 6, 2011 and Network and its membership unit holders and officers agreed to dedicate certain cash flows to payment of that note. The Company has classified its investment in Network as current at December 31, 2005.

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

         From August 1989 to September 30, 1995, several of the Company's subsidiaries conducted refining operations. By December 12, 1995, the Company's refining subsidiaries had sold all of their refining assets and the purchasers had assumed all related liabilities, including contingent environmental liabilities. The Company's refining subsidiaries own no refining assets, have been inactive for over ten years and are in the process of liquidation. As a result, the Company has accounted for its refining operations as discontinued operations. Such discontinued refining operations did not impact the Company's operations from October 1, 1995 through June 30, 2005.

         In August 2002, Chevron sued the Company and two of its inactive subsidiaries concerning environmental liabilities related to a refinery previously owned by one of the Company's inactive refining subsidiaries. In September 2005, the Company and its subsidiaries settled the lawsuit for $5,750, which the Company paid on October 26, 2005. As a result of this settlement, the Company recorded a loss from discontinued refining operations of $3,392, net of $1,505 of tax recoveries, in the fiscal year ended September 30, 2005. (See Note
4)

         Since November 1996, the Company has reacquired 4,911,044 shares or approximately 69% of its then outstanding common stock (after taking into account a three-for-one stock split in January 2000). As a result of these share acquisitions, earnings and losses per outstanding share have been higher than would have been the case if no shares had been repurchased.

         Gas sales increased $227 or approximately 32.5% from the quarter ended December 31, 2004 to the quarter ended December 31, 2005. The increase was primarily attributable to a significant increase in the price the Company received for its production. For the quarter ended December 31, 2005, the Company received an average price of $11.63 per thousand cubic feet of natural gas versus only $6.48 per thousand cubic feet of natural gas for the quarter ended December 31, 2004. Production during the quarter ended December 31, 2005 decreased approximately 26.2% from that during the quarter ended December 31, 2004 because of temporary compressor shut downs and other production problems.

         Gas production expenses increased $47 or approximately 49.5% from the quarter ended December 31, 2004 to the quarter ended December 31, 2005. The increase was caused by well repair and maintenance costs incurred during the quarter ended December 31, 2005. Such expenses do not generally occur evenly throughout a given fiscal period and are best compared on an annual basis.

         Depreciation, depletion and amortization expense decreased $19 or approximately 14.7% from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 primarily as a result of a decrease in the production of natural gas during the periods being compared and also as a result of a slightly lower depletion rate per thousand cubic feet of natural gas produced during the quarter ended December 31, 2005.

         General and administrative costs increased $93 or approximately 9.9% from the quarter ended December 31, 2004 to the quarter ended December 31, 2005. The increase was caused primarily by increased compensation costs and non-recurring expenses related to the merger with Delta.

         Interest income decreased $32 or approximately 22.9% from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 primarily because the Company's excess cash decreased. This decrease was caused, to a large extent, by the payment of $5,750 to Chevron in October 2005 (see Note 4).

         The Company's equity in Delta's net income decreased from $842 for the quarter ended December 31, 2004 to zero in the quarter ended December 31, 2005. The decrease resulted because the Company commenced accounting for its investment in Delta as a marketable available-for-sale security on April 1, 2005, whereas it had previously accounted for that investment using the equity method and accordingly recorded its proportionate share of Delta's income.

         The $94 tax recovery for the quarter ended December 31, 2005 resulted primarily from the tax effect of the Company's tax loss during this quarter, offset by the tax benefit related to options exercised during the period. The entire tax recovery for the three months ended December 31, 2005 represents deferred income taxes - not income taxes currently payable.

         The $180 tax provision for the quarter ended December 31, 2004 represented 34% of pre-tax income and approximated the Company's blended (Federal and state combined) tax rate of 35%. The entire tax provision for the three months ended December 31, 2004 represents deferred income taxes - not income taxes currently payable.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended December 31, 2005, the Company used $6,003 in operating activities. During the same period the Company paid $361 for dividends to stockholders. At December 31, 2005, the Company had $21,928 of unrestricted cash, $22,418 of working capital and no long-term debt.

         As previously reported, the Company entered into the Merger Agreement with Delta on November 8, 2005. Pursuant to that agreement, the Company is to merge into a subsidiary of Delta. The Company is currently involved in clearing its proxy for this merger with the SEC. Closing is expected in late-March 2006, but that date could be delayed or accelerated by regulatory approvals and other factors beyond the Company's control. If the Company or Delta terminates the planned Merger, it is likely that the Company will liquidate although it may continue to operate. Accordingly, the discussion below addresses all three alternatives: completion of the Merger into Delta, liquidation and continuing to operate.

     Merger into Delta
     -----------------

     Pursuant to the Merger Agreement, the Company would merge into a subsidiary of Delta, all of the Company's outstanding shares of common stock would be cancelled and the Company's stockholders would receive 8,500,000 shares of Delta or approximately 1.164 shares of Delta for each share of the Company's outstanding common stock. As part of the Merger, Delta would also reacquire the

6,700,000 shares of Delta's stock the Company currently owns, resulting in a net issuance of 1,800,000 shares by Delta.

         The risks that the Merger will not be consummated include but are not limited to the following:

         a. The stockholders of the Company do not approve the Merger (approval of Delta's stockholders is not required).

         b. Regulatory reviews or other factors will delay the Merger past April 1, 2006, in which case either party can terminate the Merger without penalty or prevent the Merger from being consummated. The Company and Delta submitted a draft proxy to the SEC on December 22, 2005 and are currently involved in answering the SEC's questions/requests concerning that draft proxy.

         c. The requisite legal opinions and regulatory approvals will ultimately not be received.

         d. Either the Company or Delta unintentionally or intentionally does not consummate the Merger despite penalty provisions of up $1,000 and $5,000, respectively, in such cases.

         Although the Company would consider termination if Delta's stock price were to decline precipitously before closing despite the $5,000 penalty, the Company may nevertheless decide to complete the transaction under such circumstances for two primary reasons. First, approximately 81% of the Company's asset value is currently in the 6,700,000 shares of Delta stock that the Company already holds and thus the Company is already a significant investor in Delta to the extent of those 6,700,000 shares. Furthermore, pursuant to the Merger Agreement, the Company has agreed not to dispose of these shares before the Merger is consummated or the Merger is terminated. Second, by effecting the Merger, the Company will avoid income taxes on the unrealized gain on its 6,700,000 Delta shares. At December 31, 2005, such gain would have been approximately $127,400 and the related income taxes approximately $44,600 (before offset by approximately $3,300 related to tax carryforwards). Nevertheless, if the Company's directors believe that Delta's stock price will decline significantly in the future and remain depressed, they may elect to terminate the Merger, pay the required penalty and sell or distribute Delta's stock to the Company's stockholders after paying the related income taxes on such sale or distribution. Since Delta's stock price has increased from approximately $18.00/share at the time the Merger Agreement was entered into to approximately $20.50 per share currently, it appears unlikely at the present time that the Company's directors will terminate the Merger because of a decline in Delta's stock price.

         Even if the Company intends to complete the Merger, it is possible that Delta may elect to terminate the Merger despite the penalty provisions. Whether the Merger is terminated by the Company or Delta, the Company would have to decide whether to liquidate or continue to operate if such were the case.

         If the Merger is completed, the future risk factors applicable to the Company's stockholders become primarily those concerning Delta - not those concerning the Company, whose separate corporate existence would cease upon merging into a subsidiary of Delta. The risk factors concerning Delta's operations and stock are described in Delta's Form 10-K for the year ended June 30, 2005. Such factors include but are not limited to changes in oil and gas prices, drilling and exploration and production risks, Delta's ability to finance its planned drilling activities, Delta's compliance with its debt covenants, severe weather threats to Delta's production in the Gulf Coast region of the United States, Delta's policy of paying no dividends on its common stock and other factors. These risk factors are discussed in greater detail in the proxy statement/prospectus that will be sent to the Company's stockholders in connection with their consideration of the proposed Merger.

         If the Merger is completed as anticipated, the Company's stockholders will own stock in a company whose assets and liabilities consist of Delta's assets and liabilities and the Company's assets and liabilities excluding the 6,700,000 Delta shares owned by the Company prior to the Merger. As a result, the price of the Delta shares to be owned by the Company's stockholders will depend to a large degree upon the subsequent operations of Delta and the factors noted above concerning Delta. Since the Company's non-cash assets, which Delta will receive under the Merger Agreement, are immaterial compared to Delta's assets, the performance and value of the Company's non-cash assets (oil and gas properties and investment in GAMXX) are not expected to have a material effect on Delta's performance after the Merger. If Delta's post-Merger stock price declines, such decline will affect the value received by the Company's stockholders. Although Delta's average trading volume is currently in excess of 700,000 shares daily versus only approximately 40,000 average shares daily for the Company's stock, Delta's stock price could decline after the Merger if a large number of the Company's stockholders or Delta stockholders attempt to sell their shares shortly after the Merger thus depressing the demand for the stock.

         Liquidation
         -----------

         If the Merger is not completed as planned it is probable that the Company would liquidate given its small market capitalization, limited operating assets, the increased cost to acquire additional operating assets in the current environment and the ever-increasing regulatory and other costs of remaining a public company.

         If a decision is made to liquidate, the Company anticipates that it would distribute some cash and/or Delta shares to its stockholders in complete liquidation of their stock as soon as possible while retaining sufficient assets to reasonably provide for existing and anticipated future liabilities, including those related to the current litigation. Such provision would include sufficient assets to provide a reasonable reserve for the Company's current litigation in the event the Company were to receive adverse judgments. If any net assets remain after the Company pays or provides for such remaining liabilities, the net proceeds of such assets would then be distributed to stockholders as a final distribution. The Company would probably also file a no action letter with the SEC seeking relief from continuing SEC reporting requirements during the winding down of its business. Such a plan of liquidation or any other plan of liquidation would be subject to prior approval by the Company's stockholders. The primary risks and costs associated with such a liquidation scenario are as follows:

         a. Litigation - As noted above, the Company remains a defendant in two unsettled lawsuits. Although the Company does not believe it has any material liabilities with respect to either of these lawsuits and expects to receive a recovery in the Long Trusts' litigation (see
            Note 4 to this Form 10-Q), any or several of the plaintiffs in these lawsuits could undertake legal actions to delay such litigation or to prevent the Company from making liquidating distributions to its stockholders and/or delay resolution of related litigation. Any resulting litigation could not only cause the Company to incur significant legal costs but could also delay any distributions to stockholders for years and/or reduce such distributions. In addition, even if the Company's stockholders approve any future plan of liquidation, dissident stockholders of the Company could conceivably also take legal actions to prevent the Company from implementing any liquidation plan.

         b. Tax Risks - The Company currently owns 6,700,000 shares of Delta. The Company's tax basis in such Delta shares is approximately $18,500. Such Delta shares constitute the Company's largest asset. If the Company sells its Delta stock or distributes the Delta stock to its stockholders in liquidation or as a special dividend, the Company will incur a tax liability equal to approximately 35% of the difference between the Company's tax basis and the fair market value of the 6,700,000 Delta shares on the date of distribution. (At December 31, 2005, such fair market value was $145,859.) The tax treatment would be the same as if the Company had sold its Delta shares for their fair market value and then distributed the proceeds to it stockholders.

            At December 31, 2005, the Company's unrealized appreciation on its Delta stock was approximately $127,400 and the related tax liability approximately $44,600 (before offset by approximately $3,300 related to tax carryforwards). Any such tax income tax liability would significantly reduce distributions available to stockholders. Furthermore, if Delta's stock price increases further, income taxes payable by the Company upon distribution of Delta stock would also increase.

         c. Continuing Public Company Administrative Burden - If the Company's directors decide to liquidate, the Company will probably seek relief from most of its public company reporting requirements. If such a request is denied by the SEC, the Company would continue incurring the costs of being a public company while having fewer or no operating revenues to absorb such costs. Such costs are significant and probably will increase in the future given the myriad of post-Enron regulatory requirements that are currently being mandated. The result would be a diminution of assets available for distribution to stockholders. For example, commencing September 30, 2006, the Company would face internal control attestation requirements and the costs to comply with such requirements could easily exceed $500 initially.

         d. Lack of Liquidity - If the Company's directors decide to liquidate and the related plan of liquidation is approved by the Company's stockholders, it is likely that the Company's stock would cease to trade in the Nasdaq National Market after the plan of liquidation is approved. In such case, the market for the Company's stock would be very limited. Stockholders who have used their Company stock as collateral for margin loans would probably be required to provide other collateral to support such loans. Even if the Company is able to distribute Delta stock as part of its initial distribution to stockholders without any legal challenges or other delays, there could be a delay between the date the Company's stock is delisted and the date when the Company's stockholders receive Delta shares that could be substituted as collateral for a margin loan. Stockholders would presumably have to provide other collateral in the interim.

         e. Liquidation of Assets - The Company's primary remaining assets consist of cash and cash equivalents and the Company's investment in Delta (6,700,000 shares). The Company also owns a lender's interest in GAMXX. Although the value of the Company's gas properties increased in November and December 2005, as the price of natural gas increased, the value of such properties has recently decreased due to significant recent decreases in natural gas prices. Such prices have been extremely volatile in the last 3-4 years and the value of the Company's gas properties can be expected to change as natural gas prices and forecasted natural gas prices change. Moreover, as noted above, Delta's stock has been highly volatile, fluctuating from $8.99 per share to over $24.00 per share during the last year. The amount realized on any sale of the Company's Delta stock would be largely determined by the price of Delta's stock at the time of any sale. Increases or decreases in the price of Delta's stock at the time of sale or distribution to stockholders would, however, be partially offset by increases or decreases in any resulting income tax liability to the Company.

         f. Legal Uncertainties in Litigation - There is little case law and precedent under applicable Delaware statutes concerning liquidation of a public company such as the Company. Several years may be required to liquidate and application of governing laws may be uncertain.

         Continuing to Operate
         ---------------------

         If the Company does not merge with Delta or liquidate but instead continues to operate, it would be subject to oil and gas price risks, drilling risks, production risks, litigation risks, insurance coverage risks and other general risks inherent in the oil and gas business. In addition, the Company would continue to be exposed to the continuing public company administrative and regulatory burden. At the present time, the Company estimates its annual public company administrative costs to be $600-$800. When the Company becomes subject to internal control attestation requirements (currently expected to be September 30, 2006), such annual public company costs are expected to increase significantly. In addition, the Company faces risks related to its experienced employees. If one or more of its key employees departs, the Company believes it would be extremely difficult to replace such employees since most experienced oil and gas employees reside in areas where the oil and gas industry is concentrated - not in the Philadelphia area where the Company has most of its offices. Finally, the Company's existing gas operations are minuscule compared to those of its competitors yet the Company incurs substantial fixed costs to provide the requisite legal, accounting and production systems to operate and account for its production and to comply with public company reporting requirements. If the Company continues to operate, it would be faced with the prospect of acquiring more oil and gas assets to support its fixed overhead at a time when the prices being paid for oil and gas properties are high, making such investment more risky than previously. Under such circumstances the Company may find it impossible to make the acquisitions it needs to rationalize its fixed operating and public company costs. In addition to the foregoing, if the Company continued to operate it would face risks related to the lack of liquidity for its stockholders (see above discussion under "Liquidation").

         At the present time, the Company's anticipated future cash expenditures are primarily recurring general and administrative costs, including legal costs (see Note 4 this Form 10-Q), recurring dividends and lease operating costs related to the Company's gas properties. In addition, the Company would review possible future acquisitions of oil and gas properties and, if the Company is successful in such pursuits, additional expenditures would be required. To the extent that such anticipated expenditures cannot be funded from cash flow from the Company's gas operations, the Company could fund such expenditures using its available cash. If the Company were to make another substantial acquisition at a price in excess of its current cash and other excess liquid working capital, the Company believes it could fund such acquisitions by selling additional shares of Delta or by renewing its previous oil and gas borrowing arrangements with an energy bank and using the related loan proceeds for the acquisition.

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

         b. Exploration and Production Price Risk - The Company has not hedged any of its anticipated future gas production because the cost to do so appears excessive when compared to the risk involved. As a result, the Company remains exposed to future gas price changes with respect to all of its anticipated future gas production. Such exposure could be significant given the volatility of gas prices. For example, natural gas prices have increased over 50% from 2002 to 2005 and have then significantly decreased in early 2006 and could either increase or decrease by similar percentages in the future. When the Company acquired its gas properties in March 2004, the prices being received for natural gas were $5.00 to $6.00 per mcf sold. The Company paid for its gas reserve acquisitions using such pricing. If natural gas prices increase or decrease in the future, the increases or decreases will directly impact the Company's gas sales, operating income and net income. In addition, if gas prices are low at the end of the Company's quarterly or annual reporting periods, the value of the Company's gas reserves may decrease such that the Company would be forced to record an impairment provision. See "Critical Accounting Policies" below.

         c. Exploration and Production Operating Risk - All of the Company's current gas properties are onshore properties with relatively low operating risk. Nevertheless, the Company faces the risks encountered by operating approximately 130 gas wells - including the risk of gas leaks, resulting environmental damage, third party liability claims related to operations, including those in excess of the Company's liability insurance coverage and including claims by landowners where the operated wells are located, as well as other general operating risks.

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

CRITICAL ACCOUNTING POLICIES:

        The accounting policies critical to the Company are as follows:

FULL COST METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

        The Company follows the full-cost method of accounting for oil and gas properties and equipment costs. Under this method of accounting, net capitalized costs, less related deferred income taxes, in excess of the present value of net future cash inflows (oil and gas sales less production expenses) from proved reserves, tax effected and discounted at 10%, and the cost of properties not being amortized, if any, are charged to expense (full cost ceiling test). If at a future reporting date oil and gas prices decline, it is possible that the Company's book value will exceed the allowable full cost ceiling and the Company would have to write down its oil and gas properties. Even if oil and gas prices subsequently increase, the write down would not be restored under the full cost method of accounting. Although the Company recorded no full cost ceiling provision through December 31, 2005, it could be required to record such a provision in the future - especially if there were a significant decrease in gas prices by the end of a quarterly or annual financial reporting period.

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

        Effective April 1, 2005, the Company commenced accounting for its investment in Delta as a marketable available-for-sale security (see Note 9). As a result, commencing April 1, 2005, pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company measures its investment in Delta's stock at fair market value (closing prices per the stock exchange) with unrealized gains or losses, net of taxes, recorded in other comprehensive income until the stock is sold or otherwise disposed of. At such time gain or loss will be included in earnings. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary will result in a reduction in the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will result. Accordingly, the future effect of any change in the market value of Delta stock will affect the Company's equity but will not be recorded in operations until the stock is actually sold or disposed of.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        On March 30 and 31, 2004, the Company acquired interests in Pennsylvania gas wells. The Company has not hedged its share of the expected natural gas production from these wells. As a result, the Company remains at risk with respect to such unhedged expected production. If market prices increase, gas sales applicable to the unhedged production will increase. If market prices decrease, gas sales and the gross margin related to such unhedged production will decrease.

        At December 31, 2005, the Company owned 6,700,000 shares of Delta. The stock price of Delta has fluctuated significantly in the last three years and thus the market value of the Company's investment in Delta remains subject to significant changes in the market price of Delta stock.

ITEM 4. CONTROLS AND PROCEDURES

       The conclusions of the Company's Chief Executive Officer and Chief Financial Officer concerning the effectiveness of the Company's disclosure controls and procedures and changes in internal controls as of December 31, 2005 are as follows:

       a) They have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

       b) There were no significant changes in the Company's internal controls during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           See Exhibits 31.1 and 31.2 to this Form 10-Q.

       Effective September 30, 2006, the Company expects that it will be subject to certain attestation requirements concerning the effectiveness of its internal controls pursuant to Section 404 of the Sarbanes Oxley Act. These requirements include management's documenting and testing the Company's internal controls and attesting as to their effectiveness and a reporting by the Company's independent accountants concerning management's attestation.

       Although the Company has worked diligently to comply with these requirements, the Company has only ten employees and these employees work at four widely scattered locations. The Company's small number of employees and their geographical separation is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible.

       If the Company completes its Merger with Delta as planned, the Company will not become subject to these internal control attestation requirements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        For additional information regarding lawsuits, reference is made to Item 3 of the Company's Form 10-K (Annual Report) for the fiscal year ended September 30, 2005. Also see Note 4 to the December 31, 2005 consolidated financial statements included in Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

       See "Liquidation and Capital Resources" above.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

         (B) Reports on Form 8-K     Report dated November 3, 2005 concerning
                                     expiration of Registrant's preferred stock purchase right plan


                                     Report dated November 8, 2005 concerning planned Merger into subsidiary of Delta Petroleum Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date:  February 10, 2006               CASTLE ENERGY CORPORATION
             --------------------


                                             /s/Richard E. Staedtler
                                             ------------------------------
                                             Richard E. Staedtler
                                             Chief Executive Officer